Form 10QSB
period 2006-01-31
Fresh Harvest Products, Inc.
filed 2006-03-17
CIK 1331612

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

 [ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Fresh Harvest Products, Inc.

(Name of small business issuer in its charter)

New Jersey	000-24189	33-1130446
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

3163 Kennedy Boulevard, Jersey City, New Jersey	07306
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (201) 217-4137

Check whether the issuer (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.   YES  [X]     NO   [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2  of the Exchange Act.)  [ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  February 12, 2006  -  14,148,963

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FRESH HARVEST PRODUCTS, INC.

FORM 10-QSB

INDEX

Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  7

  Item 2. Management's Discussion and Analysis of Financial Condition

16

  Item 3. Control and Procedures

17

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

18

  Item 2. Changes in Securities

18

  Item 3. Defaults Upon Senior Securities

18

  Item 4. Submission of Matters to a Vote of Security Holders

18

  Item 5. Other Information

19

  Item 6. Exhibits

19

Signature

20

Certifications

attached

PART I

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended January 31, 2006 are not necessarily indicative of results that may be expected for the year ending October 31, 2006. The financial statements are presented on the accrual basis.

FRESH HARVEST PRODUCTS, INC.

FINANCIAL STATEMENTS

AS OF JANUARY 31, 2006

CONTENTS

INDEPENDENT AUDITOR’S REPORT - REVIEW

FINANCIAL STATEMENTS:

Balance Sheet

  7

Statement of Operations

  8

Statement of Stockholders’ Equity

  9

Statement of Cash Flows

  10

Notes to Financial Statements

11-15

MOORE & ASSOCIATES

CHARTERED ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

Fresh Harvest Products, Inc.

280 Madison Ave, Suite 1005

New York, NY 10016

We have reviewed the accompanying balance sheet of Fresh Harvest Products, Inc. as of January 31, 2006, and the related statements of income, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of Fresh Harvest Products, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

March 14, 2006

2675 S. Jones Boulevard, Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

FRESH HARVEST PRODUCTS, INC.

Balance Sheet

(a development stage company)

January 31, 2006

	January 31, 2006 Unaudited	October 31, 2005 Audited

ASSETS
Current Assets
Cash in Bank	35,677	30,235

Other Assets
Deposits	2,675	2,675
Total Other Assets	2,675	2,675

TOTAL ASSETS	38,352	32,910

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Payroll Taxes Payable	18,733	2,755
Loans Payable	3,700	3,700
Total Current Liabilities	22,433	6,455

Long-Term Liabilities
Loans Payable	500,000	100,000

Total Liabilities	522,433	106,455

Stockholders' Equity
Common Stock, Authorized 200,000,000 Shares,
Issued and Outstanding: 551,147 Shares,
Par Value $0.0001	55	36

Paid in Capital	222,758	102,724

Contributed Capital	68,768	68,768

Accumulated Deficit, January 31, 2006	(775,662)	(245,073)

Total Stockholders' Equity	(484,081)	(73,545)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	38,352	32,910

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Operations

(a development stage company)

For the period from November 26, 2003 (inception) to January 31, 2006

	Three months ended January 31, 2006	Three months ended January 31, 2005	Since Inception [Nov 26, 2003] Through January 31, 2006

Revenue	$ 75	$ -	$ 127

Expenses
Amortization			250
General & Administrative	530,664	9,326	775,539

Total Expenses	530,664	9,326	775,789

Income (Loss) before Taxes	(530,589)	(9,326)	(775,662)

Provision for Income Taxes	-	-	-

Net Income (Loss)	$ (530,589)	$ (9,326)	$ (775,662)

Basic and Diluted Earnings (Loss) per Share	a	a	a

Weighted Average Number of Shares	551,147	318,667	551,147

a = Less than $0.01

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Stockholders’ Equity

(a development stage company)

For the period from November 26, 2003 (inception) to January 31, 2006

	Common	Stock	Paid in	Contributed	Accumulated
	Shares	Amount	Capital	Capital	Deficit	Total

Shares Issued at Inception, November 26, 2003	313,000	31	$ 35,379			$ 35,410

Contributed Capital at Inception, November 26, 2003				$ 25,956		25,956

Net Income (Loss), Inception to October 31, 2004					$ (61,366)	(61,366)

Shares Issued, February 2004	3,333	0	100			100

Share Issued, November 2004	2,000	0	60			60

Shares Issued, January 2005	1,667	0	1,000			1,000

Shares Issued, April 2005	6,667	1	3,999			4,000

Shares Issued, May 2005	16,667	2	2,998			3,000

Contributed Capital, May 2005		-	35	6,965		7,000

Shares Issued, June 2005	133	0	400			400

Shares Issued, July 2005	8,833	1	26,499			26,500

Contributed Capital, July 2005				35,847		35,847

Shares Issued August 2005	833	0	2,500			2,500

Shares Issued September 2005	4,167	0	12,500			12,500

Shares Issued October 2005	5,752	1	17,254			17,255

Net Income (Loss) October 31, 2005					(183,707)	(183,707)

Shares Issued November 2005	20,844	2	27,298			27,300

Shares Issued December 2005	166,907	17	77,736			77,753

Shares Issued January 2006	344	0	15,000			15,000

Net Income (Loss), November 1, 2005 to January 31, 2006					(530,589)	(530,589)

Balance, January 31, 2006	551,147	55	$ 222,758	$ 68,768	$ (775,662)	$ (484,081)

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Cash Flows

(a development stage company)

For the period from November 26, 2003 (inception) to January 31, 2006

	Three months ended January 31, 2006	Three months ended January 31, 2005	Since Inception [Nov 26, 2003] Through January 31, 2006

Operating Activities

Net Loss	$ (530,589)	$ 9,326	$ (775,662)

Adjustments to Reconcile Net Loss to Net Cash
Provided by (used for) Operations
Amortization	0	200	250
Increase in Deposits	0	0	(2,675)
Increase in Payroll Taxes Payable	15,978	0	18,733
Increase in Loans Payable	0	0	3,700

Cash Provided by (Used for) Operations	(514,611)	9,526	(755,654)

Investing Activities
Organization Costs	-	-	(250)

Financing Activities

Increase in Loans Payable - Long Term	400,000	0	500,000

Sale of Common Stock	120,053	2,550	222,813

Contributed Capital	0	6,526	68,768

Cash Provided by (Used for) Financing Activities	520,053	9,076	791,581

Net Change in Cash	5,442	0	35,677

Beginning Cash	30,235	-	-

Ending Cash	$ 35,677	$ -	$ 35,677

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2006

NOTE 1.

GENERAL ORGANIZATION AND BUSINESS

Fresh Harvest Products, Inc. (the Company) was incorporated under the laws of the state of New York on November 26, 2003.  The Company was organized to market and distribute (both domestic and imported) a line of organic food products.

The Company has been in the development stage since inception and has no operations to date.  The Company has merged with Serino 1, Corp., a public reporting New Jersey corporation.  The Company has since become a New Jersey corporation.

NOTE  2.

SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting are listed below.

Accounting Basis

The basis is United States generally accepted accounting principles.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income(loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Advertising

Advertising is expensed when incurred. There has been no advertising during the period.

FRESH HARVEST PRODUCTS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS-CONTINUED

January 31, 2006

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However the Company has no current source of revenue, or operations.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

NOTE 4.

STOCKHOLDERS’ EQUITY

Common Stock –all Common Stock has a par value of $0.0001.

In January 2006 the Company issued 344 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $15,000.

In December 2005 the Company issued 166,907 shares of its par value common stock as part of the Company merger with Serino, 1, Corp. and other services. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $77,753.

In November 2005 the Company issued 20,844 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $27,300.

In October 2005 the Company issued 5,752 shares of its par value common stock as signing bonuses to new managerial employees. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $17,255.

In September 2005 the Company issued 4,167 shares of its par value common stock for Board of Advisors Members.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $12,500.

FRESH HARVEST PRODUCTS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS-CONTINUED

January 31, 2006

In August 2005 the Company issued 833 shares of its par value common stock for marketing and consulting services.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $2,500.

In July 2005 the Company issued 8,833 shares of its par value common stock for managerial, Board of Advisor Members web design, art work design and creation and financial services.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $26,500.

In June 2005 the Company issued 133 shares of its par value common stock for marketing and consulting services.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $400.

In May 2005 the Company issued 16,667 shares of its par value common stock for managerial and financial services and Contributed Capital.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $3,000.

In April 2005 the Company issued 6,667 shares of its par value common stock for managerial services.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $4,000.

In January 2005 the Company issued 1,667 shares of its par value common stock for managerial services.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $1,000.

In November 2004 the Company issued 2,000 shares of its par value common stock for graphic and marketing services.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $60.

In February 2004 the Company issued 3,333 shares of its par value common stock for Board of Advisor Member and other services.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $100.

In November 2003 the Company issued 313,000 shares of its par value common stock for founders, investors and related services.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $35,410.

During the month of July 2005, the Company received from its Chairman of the Board of Directors $35,847 in the form of Contributed Capital.

FRESH HARVEST PRODUCTS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS-CONTINUED

January 31, 2006

During the month of May 2005, the Company received from its Chairman of the Board of Directors $7,000 in the form of Contributed Capital.

During the period November 1, 2004 through October 31, 2005, the Company increased the number of shares issued by 90,000 to reflect adjustments made to prior Shareholders.

On November 26, 2003 (inception), the Company received from its sole officer and Director, $25,956 in the form of Contributed Capital.

NOTE 5.

RELATED PARTY TRANSACTIONS

The Chief Executive Officer of the Company may be involved in other business activities.  This person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.

PROVISION FOR INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  All of the expenditures thus far have been to organize the Company and will not be expensed for tax purposes until the Company has operations.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

Net changes in  Deferred Tax Benefit less than

    valuation account

0

Current Taxes Payable

0

     ----------

Net Provision for Income Taxes

0

     ======

NOTE 7.

REVENUE AND EXPENSES

The Company currently has no operations and no revenue.

FRESH HARVEST PRODUCTS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS-CONTINUED

January 31, 2006

NOTE 8.

OPERATING LEASES AND OTHER COMMITMENTS:

The Company has no lease obligations.

NOTE  9.

 THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

SFAS 148         Accounting for Stock-Based Compensation-Transition and Disclosure

Amends FASB 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.

SFAS 149

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives)  and for hedging activities under FASB Statement NO. 133, Accounting for Derivative Instruments and Hedging  Activities.

SFAS

150

Financial Instruments with Characteristics of both Liabilities and Equity

This Statement requires that such instruments be classified as liabilities in the balance sheet.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003.

Interpretation No. 46 (FIN 46)

Effective January 31, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future.

The adoption of these new Statements is not expected to have a material effect on the Company’s financial position, results or operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

General

Fresh Harvest Products, Inc. (the Company) was incorporated under the laws of the state of New York on November 26, 2003.  The Company was organized to market and distribute (both domestic and imported) a line of organic food products.

The Company has been in the development stage since inception and has no operations to date.  The Company has merged with Serino 1, Corp., a public reporting New Jersey corporation.  The Company has since become a New Jersey corporation.

Plan of Operation

The Company intends to continue the development and expansion of its line of organic, natural and kosher food products.  It is working towards the development and finalization of distribution agreements to ensure placement of its products in retail supermarkets and other food outlets.  We are actively seeking to raise capital to finance our business plan and to begin the production of our first run of retail packaged food bars.  We have not, as of this date succeeded in attracting suitable investment to do so.

Results of Operation

For the three months ended January 31, 2006 we had de minimus revenues compared to zero revenue for the same period ended January 31, 2005.  We experienced a net loss of $530,589 which was an increase of $521,263 from the same period ended January 31, 2005.  This increase was in General and Administrative expenses which included legal, accounting, consulting and payroll expenses and a one time expense associated with the merger with Serino 1, Corp.

Liquidity and Capital Resources

The balance of our Cash and equivalents increased by $5,432 during the three month period ended January 31, 2005.  Payroll expenses increased $15,978 because of the additional of managerial staff to guide the business. Also Long-term Loans Payable increased by $400,000 as a result of the Note Agreement we entered into in favor of Illuminate Corp. as a part of the merger with Serino 1, Corp.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

The Chief Executive Officer and Chief Financial Officer of Fresh Harvest Products, Inc. maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner.  Under the supervision and with the participation of management, the certifying officers evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report.  Based upon that evaluation, the certifying officers concluded that the Company's disclosure controls and procedures are effective in timely alerting management to material information relative to the Company required to be disclosed in periodic filings with the SEC.

(b) Changes in internal controls.

The Chief Executive Officer and Chief Financial Officer have indicated that there were no significant changes in internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2.   Changes in Securities.

In November, 2005 the Company issued 20,844 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $27,300.

In December 2005, the Company issued 166,907 shares of its par value common stock as part of its merger with Serino 1, Corp. other services. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $77,753.

In January 2006, the Company issued 344 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $15,000.

Subsequent to the period ended January 31, 2006:

Through February 12, 2006, the Company issued 13,597,916 shares of its common stock for services rendered to the Company by various individuals and entities, as reported on Form 8-K filed February 8 and 9, 2006.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $135,979.

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending January 31, 2006 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

None

Item 6.   Exhibits.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002, Friedman

          31.2 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002, Bodine

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002, Friedman

          32.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002, Bodine

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this amendment to registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Harvest Products, Inc.

(Registrant)

/s/ Michael Jordan Friedman

_________________________________________

Michael Jordan Friedman, Chief Executive Officer

Date: March 17, 2006