Form 10QSB
period 2006-04-30
Fresh Harvest Products, Inc.
filed 2006-06-19
CIK 1331612

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

 [ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Fresh Harvest Products, Inc.

(Name of small business issuer in its charter)

New Jersey	000-24189	33-1130446
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

3163 Kennedy Boulevard, Jersey City, New Jersey	07306
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (212) 889-5904

Check whether the issuer (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.   YES  [X]     NO   [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2  of the Exchange Act.)  [ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  June 19, 2006  -  16,166,840

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

18

  Item 5. Other Information

18

  Item 6. Exhibits

18

Signature

19

Certifications

attached

PART I

Item 1. Financial Information

FRESH HARVEST PRODUCTS, INC.

FINANCIAL STATEMENTS

AS OF APRIL 30, 2006

CONTENTS

INDEPENDENT AUDITOR’S REPORT – AUDIT

  5

FINANCIAL STATEMENTS:

Balance Sheet

  6

Statement of Operations

  7

Statement of Stockholders’ Equity

  8

Statement of Cash Flows

  9

Notes to Financial Statements

10-15

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Fresh Harvest Products, Inc.

We have audited the accompanying balance sheet of Fresh Harvest Products, Inc. as of April 30, 2006, and the related statements of operations, stockholders’ equity and cash flows for the six months ended April 30, 2006, and the statements of operations, stockholders’ equity and cash flows from inception on November 26, 2003 through April 30, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fresh Harvest Products, Inc. as of April 30, 2006 and the results of its operations and its cash flows for the six months ended April 30, 2006 and the period from inception on November 26, 2003 through April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates Chartered

Moore & Associates Chartered

Las Vegas, Nevada

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

FRESH HARVEST PRODUCTS, INC.

Balance Sheet

(a development stage company)

April 30, 2006

	April 30, 2006	October 31, 2005

ASSETS
Current Assets
Cash in Bank	$ 555	$ 30,235

Other Assets
Deposits	-	2,675
Total Other Assets	-	2,675

TOTAL ASSETS	$ 555	$ 32,910

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accrued Expenses Payable	$ 49,850
Payroll Payable	13,500
Payroll Taxes Payable	34,886	$ 2,755
Loans Payable	8,700	3,700
Total Current Liabilities	106,936	6,455

Long-Term Liabilities
Loans Payable	525,000	100,000

Total Liabilities	631,936	106,455

Stockholders' Equity
Common Stock, Authorized 200,000,000 Shares,
Issued and Outstanding: 16,166,840 Shares,
Par Value $0.0001	1,617	36

Paid in Capital	260,086	102,724

Contributed Capital	68,768	68,768

Accumulated Deficit, April 30, 2006	(961,852)	(245,073)

Total Stockholders' Equity	(631,381)	(73,545)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 555	$ 32,910

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Operations

(a development stage company)

	Six Months Ended April 30, 2006	Six Months Ended April 30, 2005	Since Inception [Nov 26, 2003] Through April 30, 2006

Revenue	$ 6	$ -	$ 133

Expenses
Amortization	-		250
General & Administrative	186,196	18,821	961,735

Total Expenses	186,196	18,821	961,985

Income (Loss) before Taxes	(186,190)	(18,821)	(961,852)

Provision for Income Taxes	-	-	-

Net Income (Loss)	$ (186,190)	$ (18,821)	$ (961,852)

Basic and Diluted Earnings (Loss) per Share	a	a	a

Weighted Average Number of Shares	16,166,840	9,560,000	16,166,840

a = Less than $0.01

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Stockholders’ Equity

(a development stage company)

For the period from November 26, 2003 (inception) to April 30, 2006

	Common	Stock	Paid in	Contributed	Accumulated
	Shares	Amount	Capital	Capital	Deficit	Total
Shares Issued at Inception, November 26, 2003	313,000	$ 31	$ 35,379			$ 35,410
Contributed Capital at Inception, November 26, 2003				$ 25,956		25,956
Shares Issued, Feburary 2004	3,333	-	100			100
Net Income (Loss), Inception to
October 31, 2004					$ (61,366)	(61,366)
Balance at October 31, 2004	316,333	31	35,479	25,956	(61,366)	100
Share Issued, November 2004	2,000	-	60			60
Shares Issued, January 2005	1,667	-	1,000			1,000
Shares Issued, April 2005	6,667	1	3,999			4,000
Shares Issued, May 2005	16,667	2	2,998			3,000
Contributed Capital, May 2005		-	35	6,965		7,000
Shares Issued, June 2005	133	-	400			400
Shares Issued, July 2005	8,833	1	26,499			26,500
Contributed Capital, July 2005				35,847		35,847
Shares Issued August 2005	833	-	2,500			2,500
Shares Issued September 2005	4,167	-	12,500			12,500
Shares Issued October 2005	5,752	1	17,254			17,255
Net Income (Loss) October 31, 2005					(183,707)	(183,707)
Balance at October 31, 2005	46,719	5	67,245	42,812	(183,707)	(73,705)
Shares Issued November 2005	20,844	2	27,298			27,300
Shares Issued December 2005	166,907	17	77,736			77,753
Shares Issued January 2006	344	-	15,000			15,000
Net Income (Loss), November 1, 2005 to January 31, 2006					(530,589)	(530,589)
Shares Issued February 2006	15,473,952	1,547	20,999			22,546
Shares Issued March 2006	10,313	1	14,999			15,000
Shares Issued April 2006	400,000	40	3,960			4,000
Shares Decreased (April 1, 2006)	(266,585)	(26)	(2,630)			(2,656)
Prior Period Adjustment	(1,987)
Net Income (Loss), February 1, 2006 to
April 30, 2006					(186,190)	(186,190)
Balance, April 30, 2006	16,166,840	$ 1,617	$ 260,086	$ 68,768	$ (961,852)	$ (631,381)

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Cash Flows

(a development stage company)

	Six Month Ended April 30, 2006	Six Months Ended April 30, 2005	Since Inception [Nov 26, 2003] Through April 30, 2006

Operating Activities
Net Loss	$ (186,190)	$ (18,821)	$ (961,852)

Adjustments to Reconcile Net Loss to Net Cash
Provided by (used for) Operations
Amortization	0	25	250
Accrued Expenses Payable	49,850	0	49850
Decrease in Deposits	2,675	0	0
Payroll Payable	13,500	0	13,500
Payroll Taxes Payable	16,153	0	34,886
Loans Payable	5,000		8,700

Cash Provided by (Used for) Operations	(99,012)	(18,796)	(854,666)

Investing Activities
Organization Costs	-	-	(250)

Financing Activities

Increase in Loans Payable - Long Term	25,000	0	525,000

Sale of Common Stock	38,890	0	261,703

Contributed Capital	0	0	68,768

Cash Provided by (Used for) Financing Activities	63,890	-	855,471

Net Change in Cash	(35,122)	0	555

Beginning Cash	35,677	-	-

Ending Cash	$ 555	$ -	$ 555

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2006

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

April 30, 2006

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

NOTE 4.

STOCKHOLDERS’ EQUITY

Common Stock –all Common Stock has a par value of $0.0001.

In April 2006 the Company issued 400,000 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $4,000.

In April 2006 the Company retired 266,585 shares from A. William Bodine, the previous Chief Financial Officer, who resigned in April 2006.

In March 2006 the Company issued 10,313 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $1,031.

In February 2006 the Company issued 15,473,952 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $154,739.

In February 2006 the Company issued 400,000 (included in the above note) for $10,000,000 in media credits.  The Company expensed this transaction at par value.  The media credits allow the Company to receive discounts on certain advertising transactions and use these credits in lieu of cash.

In January 2006 the Company issued 344 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $15,000.

FRESH HARVEST PRODUCTS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS-CONTINUED

April 30, 2006

In December 2005 the Company issued 166,907 shares of its par value common stock as commission on a public reporting non-trading company and other services. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $77,753.

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

FRESH HARVEST PRODUCTS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS-CONTINUED

April 30, 2006

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

FRESH HARVEST PRODUCTS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS-CONTINUED

April 30, 2006

not be realized.  All of the expenditures thus far have been to organize the Company and will not be expensed for tax purposes until the Company has operations.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

Net changes in Deferred Tax Benefit less than
valuation account	0
Current Taxes Payable	0
Net Provision for Income Taxes	0

NOTE 7.

REVENUE AND EXPENSES

The Company currently has no operations and no revenue.

NOTE 8.

OPERATING LEASES AND OTHER COMMITMENTS:

The Company also has no lease obligations.

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

SFAS

150

Financial Instruments with Characteristics of both Liabilities and Equity

FRESH HARVEST PRODUCTS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS-CONTINUED

April 30, 2006

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

Results of Operation

For the six months ended April 30, 2006 we had $6 in revenues compared to zero revenue for the same period ended April 30, 2005.  We experienced a net loss of $186,190 which was an increase of $167,369 from the same period ended April 30, 2005.  This increase was in General and Administrative expenses which included legal, accounting, consulting and payroll expenses and a one time expense associated with the merger with Serino 1, Corp.

Liquidity and Capital Resources

The balance of our Cash and equivalents decreased by $29,680 during the six month period ended April 30, 2006.  Liabilities increased by $100,481 due to administrative and payroll expenses.  Long term loans payable increased by $425,000 as a result of the Note Agreement we entered into in favor of Illuminate Corp. as a part of the merger with Serino 1, Corp.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(c) of the SEC's Regulation S-B.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures.

The Chief Executive Officer of Fresh Harvest Products, Inc., who also acts as Chief Financial Officer, maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner.  Under the supervision and with the participation of management, the certifying officers evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule [13a-15(e)/15d-15(e)] under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the certifying officers concluded that the Company's disclosure controls and procedures are effective in timely alerting management to material information relative to the Company.

Changes in internal controls.

The Chief Executive Officer has indicated that there were no significant changes in internal controls over financial reporting or other factors that should materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2.   Changes in Securities.

In April 2006 the Company issued 400,000 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $4,000.

In April 2006 the Company retired 266,585 shares from A. William Bodine, the previous Chief Financial Officer, who resigned in April 2006.

In March 2006 the Company issued 10,313 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $1,031.

In February 2006 the Company issued 15,473,952 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $154,739.

In February 2006 the Company issued 400,000 (included in the above note) for $10,000,000 in media credits.  The Company expensed this transaction at par value.  The media credits allow the Company to receive discounts on certain advertising transactions and use these credits in lieu of cash.

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending April 30, 2006 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

None

Item 6.   Exhibits.

          (a)  Exhibits

          31   Rule 13a-14(a)/15d-14(a) Certification, Friedman

          32   Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002, Friedman

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this amendment to registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Harvest Products, Inc.

(Registrant)

/s/ Michael Jordan Friedman

_________________________________________

Michael Jordan Friedman, Chief Executive Officer

Date: June 19, 2006

19