Form 10QSB
period 2006-07-31
Fresh Harvest Products, Inc.
filed 2006-12-15
CIK 1331612

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response 182.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

 [ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Fresh Harvest Products, Inc.

(Name of small business issuer in its charter)

New Jersey	0-51390	33-1130446
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

280 Madison Avenue, Suite 1005, New York, New York	10016
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (212) 889-5904

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  December 4, 2006 – 16,166,840

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

SEC 2334 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FRESH HARVEST PRODUCTS, INC.

FORM 10-QSB

INDEX

Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  3

  Item 2. Management's Discussion and Analysis of Financial Condition

16

  Item 3. Control and Procedures

17

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

19

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

19

  Item 3. Defaults Upon Senior Securities

19

  Item 4. Submission of Matters to a Vote of Security Holders

19

  Item 5. Other Information

19

  Item 6. Exhibits

19

Signature

20

Certifications

attached

PART I

Item 1. Financial Information

FRESH HARVEST PRODUCTS, INC.

FINANCIAL STATEMENTS

AS OF JULY 31, 2006

(UNAUDITED)

CONTENTS

FINANCIAL STATEMENTS:

Balance Sheet

  5

Statement of Operations

  6

Statement of Stockholders’ Equity

  7

Statement of Cash Flows

  8

Notes to Financial Statements

  9 - 15

FRESH HARVEST PRODUCTS, INC.

Balance Sheet

(unaudited)

	July 31, 2006 Unaudited	October 31, 2005 Audited
ASSETS
Current Assets
Cash in Bank	20,974	$ 30,235
Accounts Receivable	39,860	-
Inventory	155,172	-
Total Current Assets	216,005	30,235

Fixed Assets
Furniture, Fixtures & Equipment	21,000	-
Accumulated Depreciation	(750)	-
Fixed Assets – net	20,250	-

Other Assets	-	2,675
TOTAL ASSETS	$ 236,255	$ 32,910

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	20,331	$ -
Accrued Expenses	57,537	1,200
Payroll Payable	21,000	-
Payroll Taxes Payable	42,713	2,755
Loan Payable – Current Portion	100,000	-
Advances from Related Parties	244,939	3,700
Total Current Liabilities	386,520	7,655

Long-Term Liabilities
Loans Payable, long term	425,000	100,000

Total Liabilities	911,520	107,655

Stockholders' Equity
Common Stock, Authorized 200,000,000 Shares,
Issued and Outstanding: 16,166,840 Shares,
Par Value $0.0001	1,617	36

Paid in Capital	505,594	170,292
Accumulated Deficit	(1,182,476)	(245,073)
Total Stockholders' Equity	(675,265)	(74,745)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 236,255	$ 32,910

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Operations

Unaudited

(a development stage company)

	Three Months Ended July 31, 2006	Three Months Ended July 31, 2005	Nine Months Ended July 31, 2006	Nine Months Ended July 31, 2005	Since Inception [Nov 26, 2003] Through July 31, 2006

Revenue	$ 48,526	$ -	$ 48,526	$ -	$ 48,526

Cost of Goods Sold	32,392	-	32,392	-	32,392

Gross Profit	16,134	-	16,134	-	16134

Expenses
Amortization	750	-	750	-	1,000
Merger Costs	-	-	400,000	-	400,000
General & Administrative	109,268	77,568	552,787	96,389	797,610

Total Expenses	110,018	77,568	953,537	96,389	1,198,610

Income (Loss) before Taxes	(93,884)	(77,568)	(937,403)	(96,389)	(1,182,476)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$ (93,884)	$ (77,568)	$ (937,403)	$ (96,389)	$ (1,182,476)

Basic and Diluted Earnings (Loss) per Share	a	A	$ (0.06)	a	$ (0.07)

Weighted Average Number of Shares	16,166,840	16,165,729	16,166,840	16,159,951	16,161,207

a = Less than $0.01

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Stockholders’ Equity

Unaudited

(a development stage company)

For the period from November 26, 2003 (inception) to July 31, 2006

	Common	Stock	Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Shares Issued at Inception, November 26, 2003	313,000	$ 31	$ 35,379		$ 35,410
Capital contribution at Inception, November 26, 2003			25,956		25,956

Shares Issued, February 2004	3,333	-	1,000		1,000
Net Income (Loss), Inception to
October 31, 2004			-	(61,366)	(61,366)

Share Issued, November 2004	2,000	-	600		600
Shares Issued, January 2005	1,667	-	500		500
Shares Issued, April 2005	6,667	1	1,999		2,000
Shares Issued, May 2005	16,667	2	3,513		3,515
Capital Contribution, May 2005	-	-	7,000		7,000
Shares Issued, June 2005	133	-	400		400
Shares Issued, July 2005	8,833	1	26,499		26,500
Capital Contribution, July 2005			35,847		35,847
Shares Issued August 2005	833	-	2,500		2,500
Shares Issued September 2005	4,167	-	12,500		12,500
Shares Issued October 2005	5,752	1	17,255		17,256
Adjustment – Paid in Capital			(656)		(656)
Net Income (Loss) October 31, 2005				(183,707)	(183,707)
Balance at October 31, 2005	363,052	36	170,292	(245,073)	(74,745)

Adjustment	(268)
Shares Issued November 2005	20,844	2	28,798		28,800
Shares Issued December 2005	195,505	20	61,480		61,500
Shares Issued January 2006	344	-	15,000		15,000
Net Income (Loss), November 1, 2005 to January 31, 2006				(514,636)	(514,636)
Shares Issued February 2006	14,046,109	1,405	139,056		140,461
Shares Issued March 2006	11,875	1	14,999		15,000
Shares Issued April 2006	796,543	80	28,698		28,778
Shares Decreased (April 1, 2006)	(266,273)	(27)	(2,629)		(2,656)
Adjustment	(891)
Net Income (Loss), February 1, 2006 to April 30, 2006				(328,883)	(328,883)
Shares issued for SoySlim	1,000,000	100	49,900		50,000
Net Income (Loss), May 1, 2006 to July 31, 2006				(93,884)	(93,884)
Balance, July 31, 2006	16,166,840	$ 1,617	$ 505,594	$ (1,182,476)	$(675,265)

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Cash Flows

Unaudited

(a development stage company)

	Three Months Ended July 31, 2006	Three Months Ended July 31, 2005	Nine Months Ended July 31, 2006	Nine Months Ended July 31, 2005	Since Inception [Nov 26, 2003] Through July 31, 2006
Cash flows provided by (used for) operating activities:
Net loss	$ (93,884)	$ (77,568)	$ (937,403)	$ (96,389)	$ (1,182,476)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	750	-	750	-	750
Stock issued for services	-	31,500	163,540	33,500	264,439
Stock issued for product rights	50,000	-	50,000	-	50,000
Amortization	-	12	-	37	250

Changes in assets and liabilities:
Increase in accrued expenses	7,688	-	56,337	-	57,538
Increase in accounts payable	20,331	-	20,331	-	20,331
Increase in payroll payable	7,500	-	21,000	-	21,000
Increase in payroll taxes payable	7,827	-	39,958	-	42,713
Increase in accounts receivable	(39,860)	-	(39,860)	-	(39,860)
Increase in inventory	(155,172)	-	(155,172)	-	(155,172)
Decrease in deposits	-	-	2,675	-	-

Net cash provided by (used for) operating activities	(194,820)	(46,056)	(777,844)	(62,852)	(920,487)

Cash flows provided by (used for) investing activities:
Purchases of furniture, fixtures & equipment	(21,000)	-	(21,000)	-	(21,000)
Organization Costs	-	-	-	-	(250)

Cash provided by (used for) investing activities	(21,000)	-	(21,000)	-	(21,250)

Cash flows provided by (used for) financing activities:
Proceeds from advances from related parties	236,239	-	241,239	-	244,939
Proceeds from issuance of loans payable	-	9,337	425,000	26,133	525,000
Sale of common stock	-	15	123,344	15	123,969
Capital contributions	-	42,648	-	42,648	68,803

Cash provided by (used for) financing activities	236,239	52,000	789,583	68,796	962,711
Net Change in Cash	20,419	5,944	(9,261)	5,944	20,974
Beginning Cash	555	-	30,235	-	-
Ending Cash	$ 20,974	$ 5,944	$ 20,974	$ 5,944	$ 20,974

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Unaudited

July 31, 2006

NOTE 1.

GENERAL ORGANIZATION AND BUSINESS

Serino 1, Corp., (the "Company" or "Serino"), a non-operating public company, was incorporated on April 21, 2005 in the State of New Jersey.

On December 16, 2005, Serino entered into an agreement and plan of merger (the "Agreement") with Fresh Harvest Products, Inc. ("FHP"), which was incorporated on November 26, 2003 in the State of New York, and Certain Shareholders of FHP.  FHP is a development stage company organized to market and distribute a line of organic food products.  Pursuant to the Agreement, Serino acquired 100% of the outstanding capital stock of FHP.  In connection with the merger, Serino changed its name to Fresh Harvest Products, Inc.  Under the terms of the Agreement, the stockholders of FHP exchanged all of their issued and outstanding shares of common stock for 383,628 shares of Serino common stock (the "Exchange").  Concurrent with the Exchange the principal and founding shareholder of Serino retired all of its founding shares in exchange for 165,532 new shares of FHP.  The 383,628 shares of common stock issued to the FHP stockholders represents approximately 70.00% of the ownership interests in Serino.  FHP had no outstanding options or warrants immediately prior to the merger.  The Exchange, which resulted in the stockholders of FHP having control of Serino, represents a recapitalization of Serino, or a "reverse merger" rather than a business combination.  In connection therewith, Serino's historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by Serino in the Exchange while FHP's historical accumulated deficit was carried forward and the statement of operations reflects the activities of FHP from the commencement of its operations on November 26, 2003.

In connection with the Agreement, FHP executed a note payable to Serino’s shareholder over a two (2) year period in the amount of $400,000 for the acquisition.  The note bears interest at 3%, accrued quarterly, and provides for standard anti-dilution provisions.  The agreement also provides for the reduction of this shareholders interest from 30% to 20% upon repayment of the note, as well as an increase in ownership to majority control if it is not repaid within two (2) years.

As a development stage company, FHP's primary efforts have been devoted to developing its line of organic food products and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  As of July 31, 2006, the Company had approximately $20,974 in cash.  Management believes that cash on hand as of July 31, 2006 is not sufficient to fund operations through July 31, 2007.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However the Company has limited revenue and without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The Company believes that to continue in existence it has starting generating revenue, has received loans to purchase inventory and has entered into a factoring agreement to finance its receivables.  The Company will also be seeking additional capital in the form of loans (both short and long term) to provide capital for expansion, new product development, inventory, and advertising and marketing.

FRESH HARVEST PRODUCTS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Unaudited

July 31, 2006

NOTE  2.

SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting are listed below.

Accounting Basis

The basis is United States generally accepted accounting principles.  Effective December 16, 2005, the Company declared a 1 for 30 reverse split of its common shares.  Such split has been retroactively affected in all periods presented.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income(loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted during the period for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.  Potentially dilutive common shares of 225,000 related to convertible loans were not included in the calculation for any periods presented as they are anti-dilutive.

Common shares and common share equivalents of 15,840,173, including the shares issued in connection with the SoySlim transaction, issued by the Company at prices below the offering price during the twelve-month period prior to the proposed offering date have been included in the calculation of common share and common share equivalents as if they were outstanding for all periods presented

Dividends

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

FRESH HARVEST PRODUCTS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS-CONTINUED

Unaudited

July 31, 2006

Advertising

Advertising is expensed when incurred. There has been no advertising during the period.

General and Administrative Expenses

General and administrative expenses include costs associated with developing the Company’s line of products, such as designs, packaging and selling, as well as other administrative expenses such as telephone, legal fees, travel and the like.

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

NOTE 3.

ADVANCES FROM RELATED PARTIES

This amount represents net advances made by related parties to the Company.  Such amounts are non-interest bearing and have no terms.

NOTE 4.

LOANS PAYABLE

Loans payable consist of the following:

	July 31, 2006 Unaudited	October 31, 2005
Convertible loans bearing interest at a rate of 10% and due at various dates between November 2006 and April 2007. The notes are convertible into common shares at any time between the date of issue of the notes and their due dates at a conversion rate of $0.50 per share for a total of 200000 shares.	$100,000	$100,000
Note payable incurred in connection with reverse merger – see Note 1	400,000	0
Convertible note bearing interest at a rate of 4% and due September 2007. The note is convertible into common shares at any time at the option of the lender or the Company at 35% discount of the market price of the Company’s common shares.	25,000	0
Total	525,000	100,000
Less: Current Portion	(100,000)	-
Total	$425,000	$100,000

FRESH HARVEST PRODUCTS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS-CONTINUED

Unaudited

July 31, 2006

NOTE 5.

STOCKHOLDERS’ EQUITY

Common Stock –all Common Stock has a par value of $0.0001.

On May 5, 2006 the Company purchased the exclusive worldwide marketing and distribution rights for 6 years (two successive periods of 3 years), for a line of soy-based beverages (SoySim™) for one million shares (from a related party) and such shares were valued at $50,000, which was recorded as an expense.

In April 2006 the Company issued 796,543 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $28,778.

In April 2006 the Company retired 266,273 shares from A. William Bodine, the previous Chief Financial Officer, who resigned in April 2006.

In March 2006 the Company issued 11,875 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $15,000.

In February 2006 the Company issued 14,046,109 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $140,461.

In January 2006 the Company issued 344 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $15,000.

In December 2005 the Company issued 195,505 shares of its par value common stock as part of the merger with Serino 1, Corp., sales to investors and other services. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $61,500.

In November 2005 the Company issued 20,844 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $28,800.

In October 2005 the Company issued 5,752 shares of its par value common stock as signing bonuses to new managerial employees. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $17,256.

In September 2005 the Company issued 4,167 shares of its par value common stock for Board of Advisors Members.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $12,500.

FRESH HARVEST PRODUCTS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS-CONTINUED

Unaudited

July 31, 2006

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

In May 2005 the Company issued 16,667 shares of its par value common stock for managerial and financial services and Contributed Capital.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $3,515.

In April 2005 the Company issued 6,667 shares of its par value common stock for managerial services.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $2,000.

In January 2005 the Company issued 1,667 shares of its par value common stock for managerial services.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $500.

In November 2004 the Company issued 2,000 shares of its par value common stock for graphic and marketing services.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $600.

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

Unaudited

July 31, 2006

During the month of May 2005, the Company received from its Chairman of the Board of Directors $7,000 in the form of Contributed Capital.

On November 26, 2003 (inception), the Company received from its sole officer and Director, $25,956 in the form of Contributed Capital.

NOTE 6.

RELATED PARTY TRANSACTIONS

The Chief Executive Officer of the Company may be involved in other business activities.  This person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7.

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

As of July 31, 2006 deferred income taxes have been recorded due to the Company having no history of profitable operations.  Significant components of the Company’s net deferred income taxes are as follows:

Net operating loss carry forwards

$473,000

Less:  Valuation allowance

(473,000)

Net deferred income tax asset

$         0

During the six months ended July 31, 2006 the valuation allowance increased by $375,000.

FRESH HARVEST PRODUCTS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS-CONTINUED

Unaudited

July 31, 2006

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS OR RESULTS OF OPERATIONS

General

We are a New Jersey corporation that, as a result of a December 16, 2005 acquisition, has entered into the wholesale and retail organic foods business. Prior to this acquisition, we were a “public shell” corporation with no operations or revenues, and our only business activity was to seek a merger or acquisition candidate.

We were originally incorporated in the State of New Jersey on April 21, 2005 under the name of Serino 1 Corp (“Serino 1”) to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.  Serino 1 had been in the developmental stage since inception and from that date it had no operations until the acquisition of a New York corporation Fresh Harvest Products, Inc. on December 16, 2005. This New York corporation was incorporated on November 26, 2003.  In connection with the acquisition, Serino 1 amended its articles of incorporation with the State of New Jersey to change its name to Fresh Harvest Products, Inc. We are now the surviving corporation of this acquisition operating under our new name, Fresh Harvest Products, Inc. (the New Jersey corporation). As a result of the acquisition transaction, we assumed the organic food business operations of the acquired New York corporation and that entity ended its corporate existence. Since the date of the acquisition (December 16, 2005), our only business operations became that of the acquired company.

We are a development stage organic food company.  We maintain our corporate offices at 280 Madison Avenue, Suite 1005, New York, NY 10016.  Our telephone number is (212) 212-889-8904.

Plan of Operation

The Company intends to continue the development and expansion of its line of organic, natural and kosher food products.  It is working towards the development and finalization of distribution agreements to ensure placement of its products in retail supermarkets and other food outlets.  We are actively seeking to raise capital to finance our business plan and to begin the production of our first run of retail packaged food bars.  We have not, as of this date succeeded in attracting sufficient investment to do so.

Results of Operations for Three Month and Nine Month Periods Ending July 31, 2005 and July 31, 2006.

We just began to have revenues in the quarter ended July 31, 2006. Our revenues for were $48,526. Prior to that, from inception until the quarter ended April 30, 2006 we did not have revenues. We are presently in the development stage of our business.  We can provide no assurance that we will become profitable in our operations.

We incurred expenses in the amount of $77,568 for the three months ended July 31, 2005, and $141,660 for the three months ended July 31, 2006. We incurred expenses in the amount of $96,389 for the nine months ended July 31, 2005, and $985,929 for the nine months ended July 31, 2006

Our net loss increased from $77,568 for three months ended July 31, 2005 to $93,884 for the three months ended July 31, 2006 primarily due to a general increase in general and administrative expenses including expenses related to increased payroll and accounting and the legal expenses as a reporting company and in connection with the preparation and filing of our Form SB-2 registration statement with the Securities and Exchange Commission. Specifically, for this period, our general and administrative expenses increased from $77,568 to $141,660.

Our net loss increased from $96,389 for nine months ended July 31, 2005 to $937,929 for the nine months ended July 31, 2006 primarily due to a general increase in general and administrative expenses such as payroll including legal and accounting expenses and expenses related to the merger/acquisition with Serino 1, Corp. and the costs related to the aforementioned SEC registration and those of being a reporting company.  In addition, general expenses increase by the actual purchase price of Serino 1, Corp. ($400,000). Specifically, for this period, our general and administrative expenses increased from $96,389 to $585,179.

Liquidity and Capital Resources

At July 31, 2006, we had current assets of $216,005 including cash in the amount of $20,974, inventory of $155,172 and account receivables of $39,860.  We had other assets totaling $20,250, all consisting of furniture, fixtures and equipment. At that same date, we had total loans payable of $$769,939, $425,000 are long term liabilities and $344,939 are current liabilities.

To continue in business for the next 12 months, we believe that we need to obtain minimum financing of approximately $500,000. We are planning to conduct a self underwritten, effort best efforts public offering of our common stock for up to $15,000,000. There is no assurance that we will be successful in raising a significant amount in this offering. If we do not have net proceeds of at least $500,000 from this effort, we will seek other financing through the sale of additional equity or loans. If this is not available to us, on reasonable terms, or at all, we may terminate our be forced to terminate our business.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3. Controls and Procedures

Disclosure Controls

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the year to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accurately recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Controls

In connection with the effectiveness of our Registration Statement on Form 10-SB, we first became subject to the reporting obligations of Section 13 of the Exchange Act in July 2005, and we became an active company (changing our status as a “blank check” company) in December 2005. Accordingly, we have only recently adopted and implemented various measures in order to improve control processes and corporate governance. As a non-reporting company, we were not required to adopt the types of internal control procedures that a reporting, active public company must adopt and maintain. Accordingly, we have recently taken steps to enhance existing policies, or implement new ones, so as to have an effective system of internal controls over financial reporting. These measures, which either have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, include the development of policies and procedures and the educating of employees on existing policies and procedures in an effort to continuously improve our overall control environment. Except for the improvements described above, there have been no other changes in the internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

We do not expect that disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending July 31, 2006 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

None

Item 6.   Exhibits.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002, Friedman (CEO and

                  CFO)

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002, Friedman (CEO and

                  CFO)

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this amendment to registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Harvest Products, Inc.

(Registrant)

/s/ Michael Jordan Friedman

_________________________________________

Michael Jordan Friedman, Chief Executive Officer

and Chief Financial Officer

Date: December 15, 2006

20