Form 10QSB/A
period 2006-01-31
Fresh Harvest Products, Inc.
filed 2007-01-29
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Fresh Harvest Products, Inc.

(Name of small business issuer in its charter)

New Jersey	000-51390	33-1130446
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

280 Madison Avenue, Suite 1005, New York, NY	10016
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (212) 889-5904

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

EXPLANATORY NOTE

As indicated in the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 1, 2006, this amendment is being filed to correct errors to the financial statements contained in the Registrant’s Form 10-QSB for the period ending January 31, 2006 primarily relating to accounting for the Registrant’s reverse merger that occurred on December 16, 2005, and related recapitalization and valuation of shares issued during the aforementioned period. Specifically, the restated financial statements herein:

1)  Correct accounting for its reverse merger and related recapitalization to properly reflect the number of shares of common stock received in the exchange, including the addition of footnote disclosure explaining the significant terms of the transaction.

2)  Contain disclosure of significant terms of convertible notes.

3)  Reclassify interest income to general and administrative expenses.

4)  Correct the weighted average of shares outstanding used in earnings per share computations.

5)  Correct the valuation of shares issued during the periods.

6)   Correct the Statements of Cash Flows related to the above items.

In addition, this amendment is also being filed to correct Part I, Item 3 – “Controls and Procedures” so that this section is in exact compliance with the requirements of the Exchange Act of 1934, as amended, and to correct errors in Exhibit 31.1 –“Certification” of the Chief Executive Officer/Chief Financial Officer. In addition, separate certification exhibits of the Chief Financial Officer Exhibits 31.2 and 32.2 have been eliminated because since the   filing of the original Form 10-QSB for the period ending January 31, 2006, Michael Jordan Friedman has become the Chief Financial Officer in addition to the Chief Executive Officer.

FRESH HARVEST PRODUCTS, INC.

FORM 10-QSB

INDEX

Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements as of January 31, 2006

Balance Sheet

4

Statement of Operations

5

Statement of Stockholders’ Equity

6

Statement of Cash Flows

7

Notes to Financial Statements

8-14

  Item 2. Management's Discussion and Analysis of Financial Condition

15

  Item 3. Control and Procedures

16

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

17

  Item 2. Changes in Securities

17

  Item 3. Defaults Upon Senior Securities

18

  Item 4. Submission of Matters to a Vote of Security Holders

18

  Item 5. Other Information

18

  Item 6. Exhibits

18

Signature

18

Certifications

attached

PART I

Item 1.    FINANCIAL INFORMATION - FINANCIAL STATEMENTS AS OF 1/31/2006

FRESH HARVEST PRODUCTS, INC.

Balance Sheet

(a development stage company)

January 31, 2006

	January 31, 2006 Unaudited	October 31, 2005 Audited

ASSETS
Current Assets
Cash in Bank	$ 35,677	$ 30,235

Other Assets
Deposits	2,675	2,675
Total Other Assets	2,675	2,675

TOTAL ASSETS	$ 38,352	$ 32,910

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Expenses	$ -	$ 1,200
Payroll Taxes Payable	18,733	2,755
Loans Payable	3,700	3,700
Total Current Liabilities	22,433	7,655

Long-Term Liabilities
Loans Payable	500,000	100,000

Total Liabilities	522,433	107,655

Stockholders’ Equity
Common Stock, Authorized 200,000,000 Shares,
Issued and Outstanding: 578,412 and 363,052 Shares, respectively
Par Value $0.0001	58	36

Paid in Capital	275,570	170,292

Accumulated Deficit, January 31, 2006	(759,709)	(245,073)

Total Stockholders’ Equity	(484,081)	(74,745)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$ 38,352	$ 32,910

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Operations

(a development stage company)

For the period from November 26, 2003 (inception) to January 31, 2006

	Three months ended January 31, 2006	Three months ended January 31, 2005	Since Inception [Nov 26, 2003] Through January 31, 2006

Revenue	$ -	$ -	$ -

Expenses
Amortization	-	-	250
Merger Costs	400,000	-	400,000
General & Administrative	114,636	9,326	359,459

Total Expenses	514,636	9,326	759,709

Income (Loss) before Taxes	(514,636)	(9,326)	(759,709)

Provision for Income Taxes	-	-	-

Net Income (Loss)	$ (514,636)	$ (9,326)	$ (759,709)

Basic and Diluted Earnings (Loss) per Share	$ (0.03)	a	$ (0.05)

Weighted Average Number of Shares	15,166,840	15,159,617	15,160,558

a = Less than $0.01

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Stockholders’ Equity

(a development stage company)

For the period from November 26, 2003 (inception) to January 31, 2006

	Common	Stock	Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Shares Issued at Inception, November 26, 2003	313,000	$ 31	$ 35,379		$ 35,410
Contributed Capital at Inception, November 26, 2003			25,956		25,956
Net Income (Loss), Inception to October 31, 2004				$ (61,366)	(61,366)

Shares Issued, February 2004	3,333	0	1,000		1,000
Share Issued, November 2004	2,000	0	600		600
Shares Issued, January 2005	1,667	0	500		500
Shares Issued, April 2005	6,667	1	1,999		2,000
Shares Issued, May 2005	16,667	2	3,513		3,515
Contributed Capital, May 2005		-	7,000		7,000
Shares Issued, June 2005	133	0	400		400
Shares Issued, July 2005	8,833	1	26,499		26,500
Contributed Capital, July 2005			35,847		35,847
Shares Issued August 2005	833	0	2,500		2,500
Shares Issued September 2005	4,167	0	12,500		12,500
Shares Issued October 2005	5,752	1	17,255		17,256
Net Income (Loss) October 31, 2005				(183,707)	(183,707)

Shares Issued November 2005	20,844	2	28,798		28,800
Shares Issued December 2005	195,505	20	61,480		61,500
Shares Issued January 2006	344	0	15,000		15,000
Adjustment	(1,333)		(656)		(656)

Net Income (Loss), November 1, 2005 to January 31, 2006				(514,636)	(514,636)
Balance, January 31, 2006	578,412	$ 58	$ 275,570	$ (759,709)	$(484,081)

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Cash Flows

(a development stage company)

For the period from November 26, 2003 (inception) to January 31, 2006

	Three months ended January 31, 2006	Three months ended January 31, 2005	Since Inception [Nov 26, 2003] Through January 31, 2006

Cash flows provided by (used for) operating activities:
Net Loss	$ (514,636)	($ 9,326)	$ (759,709)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Stock issued for services	15,300	2,600	116.200
Amortization	-	200	250
Changes in assets and liabilities:
Decrease in accrued expenses	(1,200)	-	-
Increase in deposits	-	-	(2,675)
Increase in payroll taxes payable	15,978	-	18,733

Net cash provided by (used for) operating activities	(484,558)	(6,526)	(627,201)

Cash flows provided by (used for) investing activities:
Organization costs	-	-	(250)

Cash flows provided by (used for) financing activities:
Proceeds from issuance of loans payable	400,000	-	503,700
Sale of common stock	90,000	-	90,625
Capital contributions	-	6,526	68,803

Cash provided by (used for) financing activities	490,000	6,526	663,128

Net increase (decrease) in cash and cash equivalents	5,442	-	35,677

Cash at beginning of period	30,235	-	-

Cash at end of period	$ 35,677	$ -	$ 35,677

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

In connection with the Agreement, FHP executed a note payable over a two (2) year period in the amount of $400,000 for the acquisition of Serino to certain stockholders.  The note bears interest at 3%, accrued quarterly, and provides for standard anti-dilution provisions.  The agreement also provides for the reduction of this shareholders interest from 30% to 20% upon repayment of the note, as well as an increase in ownership to majority control if it is not repaid within two (2) years.

As a development stage company, FHP's primary efforts have been devoted to developing its line of organic food products and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  As of January 31, 2006, the Company had approximately $35,677 in cash, cash equivalents and investments.  Management believes that cash, cash equivalents and investments on hand as of January 31, 2006 are not sufficient to fund operations through January 31, 2007.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

FRESH HARVEST PRODUCTS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

January 31, 2006

NOTE  2.

SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies are listed below.

Accounting Basis

The basis is presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended January 31, 2006 are not necessarily indicative of results that may be expected for the year ending October 31, 2006. The financial statements are presented on the accrual basis.

Effective December 16, 2005, the Company declared a 1 for 30 reverse split of its common shares.  Such split has been retroactively affected in all periods presented.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted during the period for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception. Potentially dilutive common shares of 200,000 related to convertible loans were not included in the calculation for any periods presented as they are anti-dilutive.

Common shares and common share equivalents of 14,840,173 issued by the Company at prices below the offering price during the twelve-month period prior to the proposed offering date have been included in the calculation of common share and common share equivalents as if they were outstanding for all periods presented

FRESH HARVEST PRODUCTS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS-CONTINUED

January 31, 2006

Dividends

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

NOTE 3.

LOANS PAYABLE

Loans payable consist of the following:

	January 31, 2006 (Unaudited)	October 31, 2005
Convertible loans bearing interest at a rate of 10% and due at various dates between November 2006 and April 2007. The notes are convertible into common shares at any time between the date of issue of the notes and their due dates at a conversion rate of $0.50 per share for a total of 200000 shares.	$100,000	$100,000
Note payable incurred in connection with reverse merger – see Note 1	$400,000	$ 0
Total	$500,000	$100,000

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

NOTE 4.

STOCKHOLDERS’ EQUITY (Continued)

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

As of January 31, 2006 deferred income taxes have been recorded due to the Company having no history of profitable operations.  Significant components of the Company’s net deferred income taxes are as follows:

Net operating loss carry forwards

$310,000

Less:  Valuation allowance

(310,000)

Net deferred income tax asset

$         0

During the three months ended January 31, 2006 the valuation allowance increased by $212,000.

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

Date: January 22, 2007 as of March 17, 2006

18