Form 10QSB/A
period 2006-04-30
Fresh Harvest Products, Inc.
filed 2007-02-06
CIK 1331612

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

EXPLANATORY NOTE

As indicated in the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 1, 2006, this amendment is being filed to correct errors to the financial statements contained in the Registrant’s Form 10-QSB for the period ending April 30, 2006 primarily relating to accounting for the Registrant’s reverse merger that occurred on December 16, 2005, and related recapitalization and valuation of shares issued during the aforementioned period. Specifically, the restated financial statements herein:

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

5)  Correct the valuation of shares issued during the period.

6)   Correct the Statements of Cash Flows related to the above items.

In addition, this amendment is also being filed to correct Part I, Item 3 – “Controls and Procedures” so that this section is in exact compliance with the requirements of the Exchange Act of 1934, as amended, and to correct errors in Exhibit 31.1 –“Certification” of the Chief Executive Officer/Chief Financial Officer, Michael Jordan Friedman.

FRESH HARVEST PRODUCTS, INC.

FORM 10-QSB

INDEX

Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

 as of April 30, 2006

Balance Sheet

4

Statement of Operations

5

Statement of Stockholders’ Equity

6

Statement of Cash Flows

7

Notes to Financial Statements

8-15

  Item 2. Management's Discussion and Analysis of Financial Condition

16

  Item 3. Control and Procedures

17

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

18

  Item 2. Changes in Securities

18

  Item 3. Defaults Upon Senior Securities

19

  Item 4. Submission of Matters to a Vote of Security Holders

19

  Item 5. Other Information

19

  Item 6. Exhibits

19

Signature

19

Certifications

        attached

PART I

Item 1.    FINANCIAL INFORMATION - FINANCIAL STATEMENTS AS OF 4/30/2006

FRESH HARVEST PRODUCTS, INC.

Balance Sheet

(a development stage company)

April 30, 2006

	April 30, 2006	October 31, 2005

ASSETS
Current Assets
Cash in Bank	$ 555	$ 30,235

Other Assets
Deposits	-	2,675
Total Other Assets	-	2,675

TOTAL ASSETS	$ 555	$ 32,910

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accrued Expenses Payable	$ 49,850	$ 1,200
Payroll Payable	13,500	-
Payroll Taxes Payable	34,886	2,755
Loans Payable – Current Portion	108,700	3,700
Total Current Liabilities	206,936	7,655

Long-Term Liabilities
Loans Payable	425,000	10,000

Total Liabilities	631,936	107,655

Stockholders' Equity
Common Stock, Authorized 200,000,000 Shares,
Issued and Outstanding: 15,166,840 and 363,052 shares, respectively
Par Value $0.0001	1,517	36

Paid in Capital	455,694	170,292

Accumulated Deficit, April 30, 2006	(1,088,592)	(245,073)

Total Stockholders' Equity	(631,381)	(74,745)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 555	$ 32,910

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Operations

(a development stage company)

	Three Months Ended April 30, 2006	Three Months Ended April 30, 2005	Since Inception [Nov 26, 2003] Through April 30, 2006

Revenue	$ -	$ -	$ -

Expenses
Amortization	-		250
Merger Costs	-	-	400,000
General & Administrative	328,883	18,821	688,342

Total Expenses	328,883	18,821	1,088,592

Income (Loss) before Taxes	(328,883)	(18,821)	(1,088,592)

Provision for Income Taxes	-	-	-

Net Income (Loss)	$ (328,883)	$ (18,821)	$ (1,088,592)

Basic and Diluted Earnings (Loss) per Share	($0.02)	a	($0.07)

Weighted Average Number of Shares	15,166,840	15,159,673	15,161,207

a = Less than $0.01

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Stockholders’ Equity

(a development stage company)

For the period from November 26, 2003 (inception) to April 30, 2006

	Common	Stock	Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Shares Issued at Inception, November 26, 2003	313,000	31	$ 35,379		$ 35,410
Capital contribution at Inception, November 26, 2003			25,956		25,956
Shares Issued, February 2004	3,333	-	1,000		1,000
Net Income (Loss), Inception to
October 31, 2004			-	$ (61,366)	(61,366)

Share Issued, November 2004	2,000	-	600		600
Shares Issued, January 2005	1,667	-	500		500
Shares Issued, April 2005	6,667	1	1,999		2,000
Shares Issued, May 2005	16,667	2	3,513		3,515
Capital Contribution, May 2005	-	-	7,000		7,000
Shares Issued, June 2005	133	-	400		400
Shares Issued, July 2005	8,833	1	26,499		26,500
Capital Contribution, July 2005			35,847		35,847
Shares Issued August 2005	833	-	2,500		2,500
Shares Issued September 2005	4,167	-	12,500		12,500
Shares Issued October 2005	5,752	1	17,255		17,256
Adjustment – Paid in Capital			(656)		(656)
Net Income (Loss) October 31, 2005				(183,707)	(183,707)
Balance at October 31, 2005	363,052	36	170,292	(245,073)	(74,745)

Shares Issued November 2005	20,844	2	28,798		28,800
Shares Issued December 2005	195,505	20	61,480		61,500
Shares Issued January 2006	344	-	15,000		15,000
Net Income (Loss), November 1, 2005 to January 31, 2006				(514,636)	(514,636)
Shares Issued February 2006	14,046,109	1,405	139,056		140,461
Shares Issued March 2006	11,875	1	14,999		15,000
Shares Issued April 2006	796,543	80	28,698		28,778
Shares Decreased (April 1, 2006)	(266,273)	(27)	(2,629)		(2,656)
Adjustment	(1,159)
Net Income (Loss), February 1, 2006 to April 30, 2006				(328,883)	(328,883)
Balance, April 30, 2006	15,166,840	$ 1,517	$ 455,694	$(1,088,592)	$(631,381)

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Cash Flows

(a development stage company)

	Three Month Ended April 30, 2006	Three Months Ended April 30, 2005	Since Inception [Nov 26, 2003] Through April 30, 2006

Cash flows provided by (used for) operating activities:
Net loss	$ (328,883)	$ (18,821)	$ (1,088,592)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Stock issued for services	148,239	2,000	264,439
Amortization	-	25	250
Changes in assets and liabilities:
Increase in accrued expenses	49,850	-	49,850
Increase in deposits	2,675	-	-
Increase in payroll payable	13,500	-	13,500
Increase in payroll taxes payable	16,153	-	34,886

Net cash provided by (used for) operating activities	(98,466)	(16,796)	(725,667)

Cash flows provided by (used for) investing activities:
Organization Costs	-	-	(250)

Cash flows provided by (used for) financing activities:
Proceeds from issuance of loans payable	30,000	16,796	533,700
Sale of common stock	33,344	-	123,969
Capital contributions	-	-	68,803

Cash provided by (used for) financing activities	63,344	16,796	726,472

Net Change in Cash	(35,122)	-	555

Beginning Cash	35,677	-	-

Ending Cash	$ 555	$ -	$ 555

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

As a development stage company, FHP's primary efforts have been devoted to developing its line of organic food products and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  As of April 30, 2006, the Company had approximately $555 in cash, cash equivalents and investments.  Management believes that cash, cash equivalents and investments on hand as of April 30, 2006 are not sufficient to fund operations through April 30, 2007.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

FRESH HARVEST PRODUCTS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2006

NOTE  2.

SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting are listed below.

Accounting Basis

The basis is presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310 under subpart A of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended April 30, 2006 are not necessarily indicative of results that may be expected for the year ending October 31, 2006. The financial statements are presented on the accrual basis.

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

NOTE 3.

LOANS PAYABLE

Loans payable consist of the following:

[Table on Next Page]

FRESH HARVEST PRODUCTS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS-CONTINUED

April 30, 2006

	April 30, 2006 Unaudited	October 31, 2005
Convertible loans bearing interest at a rate of 10% and due at various dates between November 2006 and April 2007. The notes are convertible into common shares at any time between the date of issue of the notes and their due dates at a conversion rate of $0.50 per share for a total of 200000 shares.	$100,000	$100,000
Note payable incurred in connection with reverse merger – see Note 1	$400,000	$ 0
Convertible note bearing interest at a rate of 4% and due September 2007. The note is convertible into common shares at any time at the option of the lender or the Company at 35% discount of the market price of the Company’s common shares.	$25,000	$ 0
Total	$525,000	$100,000
Less: Current Portion	(100,000)	-
Total	$425,000	$100,000

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

As of April 30, 2006 deferred income taxes have been recorded due to the Company having no history of profitable operations.  Significant components of the Company’s net deferred income taxes are as follows:

Net operating loss carry forwards

$454,000

Less:  Valuation allowance

(454,000)

Net deferred income tax asset

$         0

During the six months ended April 30, 2006 the valuation allowance increased by $356,000.

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

Item 3. Controls and Procedures

Disclosure Controls

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer (who is the same person), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the year to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accurately recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer/chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

and Chief Financial Officer

Date: January 31, 2007 as of June 19, 2006

19