Form 10KSB
period 2006-10-31
Fresh Harvest Products, Inc.
filed 2007-02-09
CIK 1331612

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

(X)   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended October 31, 2006.

(  )   Transaction Report under Section 13 or 15(d) of Securities Exchange Act of 1934

For the transition period from ______ to ______

FRESH HARVEST PRODUCTS, INC.

(Name of Small Business Issuer in its Charter)

New Jersey	000-51390	33-51390
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

280 Madison Avenue, Suite 1005, New York	10016
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (212) 889-5904

Copies of Communications to:

Thomas E. Boccieri, Attorney at Law

561 Schaefer Avenue

Oradell, New Jersey 07649-2517

Telephone: 201-983-2024

Fax: 201-265-6069

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value.

(Title of Class)

Check whether the issuer: (1)  filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]     No [   ]   The Company has not yet been subject to filing requirements for 90 days.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure  will be contained, to the  best  of registrant's knowledge, in definitive  proxy or  information  statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [  ] Yes [X] No

State issuer's revenues for its most recent fiscal year: $177,567.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:   $ -0-. [As of January 26, 2007, no trading market exists for the Company's common stock.]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,014,475 shares of common stock on January 26, 2007.

SEC 2337 (9-07)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORWARD-LOOKING STATEMENTS

This Form 10KSB contains forward-looking statements, which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" on pages 14 to 22, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

FRESH HARVEST PRODUCTS, INC.

FORM 10-KSB

October 31, 2006

Page

PART I

  4

ITEM 1.   DESCRIPTION OF BUSINESS

  4

ITEM 2.   DESCRIPTION OF PROPERTY

22

ITEM 3.   LEGAL PROCEEDINGS

22

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

22

PART II

22

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

22

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

24

ITEM 7.   FINANCIAL STATEMENTS

29

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

42

ITEM 8A. CONTROLS AND PROCEDURES

42

ITEM 8B. OTHER INFORMATION

43

PART III

43

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

43

ITEM 10. EXECUTIVE COMPENSATION

47

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

50

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

51

ITEM 13. EXHIBITS

53

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

54

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

We are a New Jersey corporation that, as a result of a December 16, 2005 acquisition, has entered into the wholesale and retail organic foods business. Prior to this acquisition, we were a “public shell” corporation with no operations or revenues, and our only business activity was to seek a merger or acquisition candidate. We were originally incorporated in the State of New Jersey on April 21, 2005 under the name of Serino 1 Corp. to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.  Serino 1 Corp. had been in the developmental stage since inception and from that date it had no operations until the acquisition of a New York corporation named Fresh Harvest Products, Inc. on December 16, 2005.  In connection with the acquisition, Serino 1 amended its articles of incorporation with the State of New Jersey to change its name to Fresh Harvest Products, Inc. We are now the surviving corporation of this acquisition operating under our new name, Fresh Harvest Products, Inc. (the New Jersey corporation). See the Item 12, “Certain Relationships and Related Transactions”, below. As a result of the acquisition transaction, we assumed the organic food business operations of the acquired company and that entity ended its corporate existence. Since the date of the acquisition (December 16, 2005), our only business operations became that of the acquired company, Fresh Harvest Products, Inc. the acquired New York corporation.  As previously stated in this Report, unless otherwise indicated, use of the terms in this Report such as “We”, “Us”, “Our”, Fresh Harvest” or other similar terms or words refers to the combined entity that survived the acquisition and is now operating as a wholesale and retail organic foods business.

We are a development stage company. We are organic food company that attempts to brings consumers healthy food products at reasonable prices through both regional and national supermarkets. We have studied and analyzed the organic food market, created brands with distinctive labeling, developed key distribution relationships, established a procurement program, and assembled a core management team to build our business.

Our strategy is to focus on finding the best organic and artisan food products in the world.  Part of this strategy is to have the “Wings of Nature™” name branded on organic food products produced by artisan farms, co-ops and families who have historically grown organic products.  At the outset, our business plan is to offer products that include: olive oils from Spain and North America; coffee from South America, USA and Africa and Health Bars that have no sugar added, are cholesterol, trans fat and gluten free and low in sodium.  Fresh Harvest intends to bring healthy, great tasting, organic food products at affordable prices to the mass markets.  We have located manufacturers who have the requisite governmental approvals and completed our package designs. We do not intend to purchase the ingredients for our products, but will utilize manufacturers that will make those purchases and provide us with the finished product. All packaging has been designed and approved.  Presently we have products in several hundred stores, as well as several regional distributors.

The Wings of Nature™ Coffee Bars have won the 2006 Trailblazer of the Year Award in the Health & Wellness Category from Grocery Headquarters Publications (a prominent supermarket industry magazine.)

We have received purchase orders from supermarket chains, several distributors and independent retailers.  Currently, these customers sell and/or distribute the health bars, coffee and salsa (see “Current Status of Our Products, below). The distributors are mainly located in the North East, but we are in beginning discussions with several distributors who sell and distribute products both nationally and regionally (West Coast, Central and Mid-Atlantic regions).

We have completed our package design process for each of our products and have received approvals from our intended product manufacturers or suppliers and Quality Assurance International and/or QAI (the third party certifier for the US Department of Agriculture or USDA).  First, we developed, our logo and the general design concept. For each product, we developed a drawing of a different farmer character for each product that is to be placed on the package cover. The following items must be inserted on each product package: the ingredients, the USDA Organic Certification symbol, the nutritional facts, and some other product specific information. Thereafter, we submitted the designed label to the intended product manufacturer or supplier for approval who, in turn submitted it to QAI and/or the proper certifying agent for determination of correctness and insertion of the USDA if determined to be correct. For each of our products, we were required to change the label several times before QIAA approval was granted.

THE MARKET IN ORGANIC AND NATURAL FOODS

We believe that the market for natural and organic foods is growing fast, and will enter into mainstream retailing in a short time. Some organic food is sold in most supermarkets but we believe that there is no one brand that consumers can identify with when shopping organic. The offerings are disjointed and mixed with regular product because they are just line extensions of existing product. Therefore, we believe that the market is ready to identify with a brand dedicated to quality, reasonably priced, great tasting organic packaged foods for both children and adults.

According to the Organic Trade Association, organic food sales have grown at about a 20% annual rate since 1990.   Organic Trade Association (OTA) is a membership-based business association that focuses on the organic business community in North America located in Greenfield, MA. A March 9, 2006 article published by “Reuters Food Summit” (an internet service of the Reuters Foundation), indicates that a key sign that organic foods are gaining mainstream acceptance is that Wal-Mart Stores, Inc., is now in the process of doubling its offering of organic foods in its stores.

The global market for organic food and drink reached $23 billion in 2002, according to Organic Monitor. Increasing demand in North America helped fuel the 10.1 percent increase, as North America overtook Europe as the largest market for organic food and drink. Continued growth is predicted for the global organic food industry, although at slower rates than in the past year. (The Global Market for Organic Food & Drink, July 2003, Organic Monitor www.organicmonitor.com/700140.htm).

Organic Food Channel Distribution

As organic foods become part of the American mainstream, they are increasingly found in more mainstream retail establishments. Although the independent natural grocery or health foods store laid the tracks for the organic foods manufacturer and supplier, sales have since penetrated many other channels to the point that independent natural food stores represented less than 25% organic food sales for the first time in 2005. The largest natural food chains (led by Whole Foods Market and Wild Oats grocery retailers) represent an estimated $3.2 billion of total organic food dollar sales, so together the natural channel represented 47% of U.S. organic food sales in 2005.  Roughly 46% of total organic food dollar volume was sold through the mass-market channel, which includes supermarkets/grocery stores, mass merchandisers, and club stores. The remaining 7% was made up of farmer’s markets, food service and other nonretail-store sales. (OTA’s 2006 Manufacturer Survey)

DEFINITION OF ORGANIC IN THE UNITED STATES MARKET

Organic foods are foods produced without using most pesticides and meet other government standards and requirements. The National Organic Program (NOP) proffered by the USDA was implemented in October 2002 identified four product categories:

100% organic:

products containing only organically produced ingredients;

Organic:

products containing 95% organically produced ingredients by weight;

Made with

Organic ingredients:

a product containing more than 70% organic ingredients. Up to three of the organically produced ingredients can be specified on the principal display panel of the packaging;

Processed products containing

 less than 70% organically

 produced ingredients:

cannot use the term organic in the principal display panel, but the ingredients organically produced can be specified on the ingredients statements on the information panel.

Since October 21, 2002 the USDA “ORGANIC” seal can be used on the first two product categories, provided that the requirements of the NOP are complied with (UN, 9). UN refers to the United Nations World Food Report that is issued periodically by the United Nations.

THE ORGANIC AND NATURAL FOODS CONSUMER

The organic products industry is often portrayed, at least anecdotally, as a movement for affluent suburbanites who fit a predictable demographic profile: well-educated, high-income, liberal-leaning, females in their 30s or 40s with children. As the organic food movement strides into the mainstream, however, any effort to pigeonhole the organic consumer may lag behind reality. Fresh management has identified and believes it will find lucrative financial returns for the investors in the Company from looking beyond that stereotype to new market segments whose common traits are personal values rather than high-end addresses or advanced degrees.

In fact, the "traditional" organic consumer—that affluent suburban mother—may well reflect the current availability of organic foods as retailers choose premium locations, rather than define the market. "We think there's a general feeling that the organic consumer is Caucasian, female, suburban, and that's not true," says Laurie Demeritt, president and COO of The Hartman Group, based in Bellevue, Wash. "It's hard to identify the organic consumer these days, because it's becoming everyone. That said, we know there are geographic areas where there's heavy usage, but we can see that there's participation across groups not traditionally thought of as organic consumers."

Recent Quick Stats:

The Many Faces of the Organic Shopper

•

Percent of consumers with incomes under $12,500 who told the Economic Research Service that organic food is “extremely important”: 30%

•

Percent of consumers with incomes over $50,000 who told Economic Research Service that organic food is “extremely important”: 14%

•

Organic foods purchasers motivated by health and nutrition factors: 66% with a postgraduate education are less likely to purchase organic foods.

The Organic Food Consumer:  Recent Demographic Patterns

Certain consumer data shows surprising demographic patterns. According to a study by the Hartman Group, “some consumer segments with relatively lower incomes are apparently more entrenched buyers of organics and tend to have shopped for organics at retail outlets other than mainstream supermarkets.” Within some demographic segments, consumers with incomes under $25,000 are just as likely as consumers with incomes over $50,000 to purchase organic produce.  There are also no significant differences in organic purchasing behavior corresponding to gender, according to Thompson’s survey of consumer research.

Recent Demographic Consumer Patterns

Age groups with the highest percentage of organic consumers are 18-29 and 40-49.

Purchasers of organic produce have a lower average age (40.9 years) than purchasers of non-organic produce.

Education: College-educated consumers are more likely to purchase organic food than those with no college education, but shoppers with a postgraduate education are less likely to purchase organic foods.

Household Size is not a factor in organic purchasing; organic consumers are just as likely to live in a household without children under 18 as they are to live in a household with children.

OVERVIEW OF THE ORGANIC AND NATURAL MARKET

Market Profile

Natural and organic food sales represents more than 2% of total US food sales (Organic Foods. Institute of Food Technologists, 2006, Winter, Carl and Davis, Sarah), and total US food sales are estimated at $680 billion.  It is estimate that organic food sales have grown by nearly 20% annually since 1990 (id)

39% of US population uses organic products

37% of all organic users consume organics more than once a day

63% buy organic foods and produce

64% take supplements

51% purchase functional foods and beverages

41% use soy foods and beverages

(Natural Food Merchandiser, Nutrition Business Journal & Progressive Grocer & 2002 Organic Consumers Trends Report)

United States

There is a US$6.5 Billion (annual) U.S. Market alone for Organic Foods (2005 IRI data.).  The organic Food category is growing approximately 20% annually in U.S. compared to ~1% growth in conventional Food category (Organic Trade Association.).  Consumer sales of organic food alone reached $13.8 Billion in 2005 (2006, IFT).  Consumers appear to be willing to pay typical 10% to 40% price premium for organic products (id).

European Union

Organic food and beverage sales in Europe have almost reached $10 billion in 2001, which is less than 2% of the total food sales.

Industry Growth

In 2005, the U.S. organic food industry exhibited more of the same strong growth characteristics that have shaped its decade-long rise from a counterculture niche to a major segment of the food industry (Nutrition Business Journal, 2006).   Organic foods grew 16% to $13.8 billion in U.S. consumer sales in 2005. Annual sales of organic foods have expanded almost four-fold from $3.6 billion in 1997 and averaged annual growth of 19.4% over the six-year period of 1998-2003. Organic foods were 61% of the $22.8-billion natural & organic foods market in 2005 and 2.5% of the $557-billion U.S. foods market (excluding food service), up from a penetration rate of 0.8% in 1997. With the addition of $740 million in 2005 organic sales in non-food segments like personal care, household goods and fiber products, the total U.S. organic industry was $14.6 billion in 2005, and overall growth was 17%.

Factors associated with this growth include increased distribution into mass-market and natural food  chains, more competitive prices, the entry of large mainstream manufacturers (such as General Mills, Kellogg Co., Mars Inc. and H.J. Heinz Co.), the growth of natural and organic companies, sophisticated advertising campaigns and the increased availability of organic ingredient supplies (Org. & Nat News 2000).

Demographics

Aging baby boomers, the rise in self-care, better understanding of the correlation between diet and health, favorable regulation and increased consumer understanding of the negative effects of pesticides, food additives and genetically engineered ingredients (AH&H) are some of the reasons why the natural and organic markets are realizing enormous growth.  Aggressive targeted marketing and promotion by the retail sector, and the fact that the country’s major food manufacturers are taking an increasing interest in developing organic product lines (UN, 2), all signal the advance from niche to mainstream.

People are aspiring to an organic lifestyle. That trend is driving deeper down our socioeconomic scale. So not just highly educated, higher-income people are interested in buying these products, but more middle-class and lower-middle-class consumers are aspiring to an organic lifestyle represented by these products. Buyers of organic products, both businesses and consumers, make purchasing decisions by considering not only price and quality, but also the perceived social and environmental benefits that organic production represents (Agricultural Outlook/June-July 2000).

Consumer Views

Sixty-six percent of U.S. consumers report they use organic products at least occasionally, according to The Hartman Group's report, Organic Food & Beverage Trends 2004: Lifestyles, Language and Category Adoption. That number is up from 55 percent in 2000.  A surge in periphery organic shoppers—those who buy organic products only occasionally—has been largely driven by increased access to organic products in mainstream markets, heightened concern about health, gradual emergence of organic alternatives in mainstream brands, and an increase in information sources. Lifestyle, rather than demographics, is driving organic purchases. (The Hartman Group, Organic Food & Beverage Trends 2004: Lifestyles, Language and Category Adoption, August 2004).

The 2004 Whole Foods Market® Organic Foods Trend Tracker survey found more than a quarter of Americans (27 percent) are eating more organic products than they did one year ago. Conducted by Synovate in August 2004, the survey of 1,000 U.S. consumers showed more than half (54 percent) have tried organic foods and beverages, with nearly one in 10 using organic products regularly or several times a week. Reasons cited for buying organic foods were they are better for the environment (58 percent), better for their health (54 percent), and better for supporting small and local farmers (57 percent). In addition, 32 percent believe organic products taste better, while 42 percent believe organic foods are of better quality. –Whole Foods Market Organic Foods Trend Tracker 2004, survey, October 2004.

Promotion and Consumer Education

Fresh Harvest has formed a partnership with Coffee Kids, Inc., an international 501(c)(3) non-profit organization which helps coffee-producing regions in Mexico & Central & Latin America improve the quality of their lives and build more sustainable communities by creating education, health-care, training, and micro-enterprise programs for coffee farmers and their families to foster independence, and promote long-term self-sufficiency.

Fresh Harvest is putting forth plans to work with schools in both New York City and Connecticut to help educate children about food & nutrition, organic farming and sustainability.  Fresh Harvest is an active Member of the Organic Trade Association, a 501(c)(6)n not-for-profit tax-exempt trade association and is the only business association representing the interests of the organic industry in North America.  Fresh Harvest is a sponsor for the Organic Coffee Collaboration promotional program to raise consumer awareness, and thus consumption, of organic coffee in the U.S., with the additional goal of converting conventional coffee production to organic production methods.

OVERVIEW OF OUR BUSINESS

The business model that we employ is that of a wholesaler of organic food products. We have set out on a course to make our “Wings of Nature™” brand, a national brand of organic and natural foods that will attract consumers because of quality and price. In addition, we are setting up a distribution network that will attract manufacturers to provide us with the highest quality unique products to sell through that distribution network. We believe that our management team is intimately knowledgeable about the functions of a wholesaler in the food industry. Ultimately, after two to three years of successful profitable operations, if that were to occur, we intend to eventually acquire manufacturers of the organic products that we will sell and become a fully integrated manufacturer servicing consumers through retail food outlets. These acquisitions will enable us to control the quality, consistency and cost of the organic products we sell. The timing is important because we believe that the consumers that we have targeted are actively looking for quality organic food offerings, and the stores in which they shop are responding to their demands by allocating shelf space for this rapidly expanding segment of the food market.

Our Products

Our current product line is divided into three categories:

1. Fresh Harvest™ Health Bars – USDA Certified Organic

We use natural sweeteners such as Agave Syrup and brown rice syrup. These sweeteners have been chosen for the Fresh Harvest™ product line of Health Bars because they are naturally sweeter than sugar and are low in calories.  The health benefit of a low calorie sweetener is obvious since the focus of healthy eating today is on the lowering the glycemic index which relates to control of diabetes and heart disease. Fresh Harvest sweeteners contain certain complex carbohydrates and nutrients which are absorbed more slowly by the body, and do not elevate blood sugar levels as much as other sweeteners.  Fresh Harvest Health Bars have no refined sugar added, are cholesterol, trans fat and gluten free and low in sodium.

ALMOND RAISIN BARS  -  The rich flavor of Almond and Raisin results from the careful mixture of organic nuts, seeds & dried fruits which are blended with organic Agave syrup and organic brown rice syrup sweeteners.

CRANBERRY CRUNCH BARS  -  The rich flavor of Cranberry comes from the mixture of real organic cranberries, nuts & raisins which are blended with organic Agave syrup and organic brown rice syrup sweeteners.

NUTTY & SWEET BARS  -  The rich flavor of Nut & Sweets comes from the mixture of organic nuts, seeds & dried fruits blended with organic Agave syrup and organic brown rice syrup sweeteners.

MIX NUT  -  The rich flavor of Peanut comes from the mixture of organic nuts, seeds & dried fruits blended with organic Agave syrup and organic brown rice syrup sweeteners.

APPLE CINNAMON  -  The rich flavor of Apple Cinnamon comes from the mixture of organic nuts, seeds & dried fruits blended with organic Agave syrup and organic brown rice syrup sweeteners

COFFEE BARS:

ESPRESSO BAR  -  The rich flavor of Espresso and Cocoa comes from the mixture of organic coffee beans, nuts & raisins blended with organic Agave syrup and organic brown rice syrup sweeteners.

CAPPUCCINO BAR  -  The rich flavor of Cappuccino and Cinnamon comes from the mixture of organic roasted coffee beans, nuts and organic raisins which are blended with organic Agave syrup and organic brown rice syrup sweeteners.

CAFÉ MOCHA BAR  -  The rich flavor of Café Mocha and Coconut comes from the mixture of organic nuts, dates, coconut, and roasted coffee beans blended with organic Agave syrup and organic brown rice syrup sweeteners.

RASPBERRY DECAFF BAR  -  The rich flavor of Raspberry and Coffee comes from the mixture of organic nuts, dried raspberries, and roasted coffee beans that are decaffeinated and then blended with organic Agave syrup and organic brown rice syrup sweeteners.

2. Fresh Harvest Health Drinks – Fresh Harvest is currently developing a line of beverages.  These beverages may include a natural healthy energy drink, and other fruit based beverages.

3. Fresh Harvest Market Basket

OLIVE OILS:

We have selected organic olive growers from those regions of the world renowned for the purity of product and family artisan methods of growing and packaging the highest quality olive oils.

 Spain– Cold Pressed Extra Virgin – Special care has been taken by the grower of the land on which olives for Fresh are grown. The olives are hand picked at the precise moment of ripeness. This is fundamental in achieving the very best extra virgin olive oil for the customers of Fresh.  The olives are cold pressed within 24 hours of picking. The grower uses rigorous quality controls and the most up to date technologies to process and package high quality, premium virgin olive oil. We believe that the Fresh Cold Pressed Extra Virgin Olive Oil is both healthy and flavorful.

TORTILLA CHIPS:

We use organically grown corn that is kettle cooked in pure water and mixed with organic lime juice. The cooked corn is steeped in holding tanks for just the right amount of time, then stone ground in the traditional method used in old Mexico. The stone-ground corn is then oven-baked and fried to perfection in pure oleic safflower, sunflower, canola, and soybean oils...giving our healthy chips a truly authentic taste.

SALSA:

Made with only the quality ingredients, grown and harvested in accordance with the California Organic Food Act of 1990, our salsas combine choice vegetables, tangy spices and savory herbs for a rich authentic taste.

COFFEE:

Fresh Harvest Organic Coffees are made from organically grown shade protected select beans.  Our brew master selects only the best organic beans. They are custom roasted by hand in small batches blending them to the Company’s strict specifications.  We offers Single Estate coffees of high quality.  We use Certified Organic Coffee farmers use compost fertilizer made from the mulch of coffee cherries, cattle manure and residues from inter-planted crops (bananas, sugar cane, and cocoa among others) to produce a deep, rich level of topsoil; which gives the coffee plant the essential nutrients, providing a richer fuller taste.  Since pesticides are not used, the organic farmers introduce pest-rival species (ex. birds) to remove unwanted pests.  Shade trees such as banana, plantain, mahogany, and other leguminous trees provide a canopy for the coffee trees that produce beans that meet our standards.  The natural canopy prevents the sun from bleaching nutrients from the topsoil thereby providing a rich medium in which to grow the best organic coffee beans for our select coffees.

Possible Future Products:

We have a number of other product ideas that are in the concept stage of development. They include:

•

Chocolates

•

Chocolate bars, chocolate covered almonds, nuggets, etc.

hot chocolate mixes that are lower in sugar, more natural flavor chocolate and fruit flavors

•

Peanut Butter, Almond Butter

•

Cheese Snacks (Organic string cheese)

•

Jams – less sugar, more fruit

•

Natural Range Feed Chicken Nuggets – high in flavor, low in fat

•

Juices – ex. varietals apple juices, etc.

Current Status of Our Products

Coffee Products.

Our coffee is sold in many retail outlets, and be several food distributors

Health Bars.

Our bars are sold in several hundred retail outlets, mainly in the metropolitan New York area.  We have several distributors and we have made sales presentations and are negotiating with several large supermarket chains for orders and placement of our bars in their stores.

Salsa.

We have been selling our salsa since July 2006. and they are in a number of retail outlets.

Tortilla Chips.

To date, we have not ordered this product or its packaging (bags). However, since there is only a six to eight week order to delivery time on the packaging, we anticipate ordering the bagged chips in the near future.

Our Artisan Café Concept

If and when we have had profitable operations of at least 12 months, of which we can give no assurance, we plan to develop an organic café as a wholly-owned subsidiary and have approached certain industry retailers about installing these organic cafés in their stores.  Artisans Café (hereinafter “Artisans”) will have fresh, tasty, natural, and as organic as possible, foods. These Cafes will be a cross between Starbucks and Whole Foods.  The Café will simulate Starbucks atmosphere providing an environment that invites customers to stay awhile, eat, drink, relax, read, study or use the internet.  The Whole Foods factor in the Café is the high quality of organic and natural foods that Fresh plans to offer giving customer’s confidence that they are getting healthy, high quality food at great prices.

The competition in the organic and natural foods area consists mainly of Whole Foods and Wild Oats.  However, this niche of an all organic café is an open playing field which Artisans intends on exploiting.  The competition in the natural quick-casual restaurant area consists of O’Natural, which has just opened its fourth store.  The stores are located in Maine and Massachusetts.  Competitors in this field will have more experience, financial and personnel resources that we will have, and we can give you no assurance that we will be able to successfully compete in this area, or in any of business activities.

Once we have been able to place its product line on the retail shelf in a region, the we will research each market in which we have a presence and attempt to determine if  an Artisans Café would succeed in that particular area.. We believe that the presence of a Café in an existing retailers store or adjacent to it will serve to drive the consumer to the retail shelf to purchase products they have experienced at a Café or try other organic offerings of our company.

Marketing and Distribution of Products

If we do not obtain sufficient financing (equity and/or debt), we will not be able to implement all facets of our marketing plan as described below. In that event, we will have to make a judgment at that time as to what would be the most effective way of applying the available proceeds to our marketing efforts.

We plan to use an aggressive marketing, advertising and PR campaign, incorporating both traditional and innovative face-to-face marketing. This plan will include both in-store and targeted local promotions and sampling programs.  In-store efforts will include free samples, tastings, end-caps (cardboard displays that holds products located at the end of the aisles in the supermarkets) and traditional displays.  We intend to work with each individual chain to place advertisements in store ROTO’s (weekly 8 to 12 page sales newspapers sent to store customers), and use specific chain target marketing programs and sale/discounts.

Our in-store marketing efforts will use the store audio system to take advantage of that method of communicating “new news” about our company and our products. We plan to use check out lane video systems where available to expose customers to the Fresh Harvest product line. Our strategy is to develop a store specific program that taps into the store’s target marketing/loyalty card system, which dispenses coupons for Fresh Harvest when similar products are purchased.  Point-of-sale materials will be created including: recipes, shelf talkers, shelf coupon dispensers, and banners.

We have a marketing model that proposes that space for a Fresh Harvest “Power Station” be set aside. Our base criteria is that the store serve a very up-scale demographic such as Fairfield County, CT, Marin County, CA. or Bergen County, NJ.  The Power Station would be a section of an aisle (4-6 feet) dedicated to Fresh Harvest products, or end cap designs and metal racks that are currently in several stores.  Each such rack contains a mix of Fresh Harvest products unique to the store, but our end-caps are product specific designed.  The Company would supply staff to demonstrate how the Fresh products featured in this section can be used for family meals and children’s lunches.  On weekends and high volume shopping day’s we intend to supply staff to perform cooking demos and other related functions such as health handouts and tips about the products. Alternatively, we will explore the economics and marketing benefits of our planned subsidiary, the Artisan Café (the “Café”), in providing store shoppers with exposure to healthy tasty organic foods while shopping. The Café concept is being developed to showcase Fresh products inside either stores that carry the Company’s products or as stand alone outlets.

We have formulated an advertising and public relations campaign to create awareness and demand for our natural and organic products.  These campaigns will be employed regionally (north east) and expand as new customers in other geographic regions are brought online. The organic food market in the U.S. is segmented.  There is no dominant brand that spans across all categories.  Fresh Harvest is working towards being the dominant brand in this food category.  Conventional supermarkets are just now starting to allocate segmented space (mixed in with other products) to their organic food offerings but as of yet they have not designated an organic section in the stores. It is the belief of the Company that Fresh Harvest, given the capital to invest in marketing and advertising, can build, in the eyes of the consumer, an organic brand of food products that consumers will trust for quality and taste and opt to purchase because they will be at reasonably priced. Fresh Harvest is looking to capitalize on this expansion trend by bringing a unified brand name that consumers will recognize and trust.

If resources allow us, we will employ the use of celebrities as spokespersons to drive home the healthy benefits of the Fresh Harvest product line and create a brand image of quality and reasonable cost. Additionally, the Company has been in discussions with a number of high profile Chef’s who would also act as spokespersons. We would use these qualified presenters in print ads, infomercials and other media endeavors.

We intend to support our advertising efforts with a public relations campaign that will be kicked off by sending product samples to many regional and national newspaper food editors, magazine food editors, and TV shows.  Fresh has an entrée to women’s entertainment programs such as “Live with Regis and Kelly” and will be actively pursuing these types of shows to present the benefits and uniqueness of the Company’s products.

We plan to author editorials and send them to food magazines talking about the organic food market and why the Company’s products are beneficial, unique and healthy for consumers.  Fresh Harvest will give sample products directly to consumers from a booth in Grand Central Terminal, New York City.

We have a website that is fully functional and continues to be updated on a constant basis. The universal resource locator (“URL”) for this website is www.freshharvestproducts.com and www.wings-of-nature.com. This site is informational with no eCommerce capabilities at this time. The purpose of the site is to drive consumers to the stores that the Company services. The Company intends to implement more comprehensive database driven, dynamic, flash and eCommerce enabled website to replace the present site.

On February 27, 2006, we signed a one year Distribution Agreement with Haichel Esther, a small regional food and beverage distributor with a warehouse in Brooklyn, New York.  Haichel Esther currently distributes and will be distributing Fresh Harvest health and coffee bars, coffee and tortilla chips and salsa to several stores, including: Duane Reade, Rite Aid, Gristedes Supermarkets of New York and all Kosher and “Mom & Pop” stores located in the five boroughs of New York. Haichel Esther no longer has the exclusive rights to the above listed stores.  Under the terms of the agreement, we have and will continue to provide advertising, promotion, sampling, demo’s, end caps, and any other kind of product support that may be required by each chain, within our discretion and that we consider reasonable by industry standards.

The improved eCommerce enabled site for the Fresh Harvest brand of products will promote and sell all of our available products. We intend for the site to have offerings including FAQ’s concerning health issues and concerns for adults and children, new products and links to other sites that can save consumers money. We hope to include message boards available for visitors to talk to each other and when available health professionals to talk about health issues and organic foods.

We intend to promote our website through the use of strategic search engine placement, banner advertisements, cross marketing among other affiliated websites, an affiliate marketing program and placement of the website URL’s on all product information, marketing materials, advertisements and Corporate literature.

We will attempt to achieve enhanced search engine placement by certain website design techniques including meta-tag saturation; routine, regimented search engine submission; keyword propagation; and for fee placement. The design of the pages within the website will include meta-tag under layers that allow the search engines’ spiders to more readily find the website and its content. Our plan is to outsource search engine and keyword submission to one of several reputable companies that for a fee systematically submit website information and keywords to search engine and directory database management systems to ensure a higher placement of the Company’s website in search results.

Banner advertisements will be purchased on a contractual, per impression basis for all of our websites to attract visitors from the population of web users that are not actively looking to purchase the Company’s products. Banner placement and campaigns will be highly targeted in both their audience and in the sites in which they appear. For example, banner ads may appear in IVillage.com, Shape.com, Fitness.com, WeightWatchers.com or any number of sites targeting women, particularly women who are actively trying to change their lives and their appearance.

Suppliers of Ingredients and Packaging

We do not independently purchase the ingredients for our products. The natural and organic ingredients and supplies that are used in our products are obtained from various sources and suppliers located principally in the United States. There are certain products that are produced in Canada and others in Europe and Africa.  Certain components of our packaging are sourced from the Far East.

We look to maintain long-term relationships with our suppliers. Purchase arrangements with ingredient suppliers are generally made annually and in the local currency of the country in which we purchase or operate. Purchases are made through purchase orders or contracts, and price, delivery terms and product specifications vary according to the area of the world in which we are conducting the business of the company.

Our organic and botanical purchasers visit major suppliers around the world annually to procure ingredients and to assure quality by observing production methods and provide these suppliers with our product specifications. We perform laboratory analyses on incoming ingredient shipments for the purpose of assuring that they meet both our own quality standards and those of the FDA and USDA.

Competition

We operate in highly competitive product markets. Some of these markets are dominated by competitors with greater resources. In addition, we compete for limited retailer shelf space for our products. Larger competitors include mainstream food companies such as Dean Foods, General Mills, Inc., Nestle S.A., Kraft Foods Inc., Groupe Danone, Kellogg Company, Unilever PLC, Pepsico, Sara Lee Corporation and large cereal producers such as Nature’s Path and Kashi.  Retailers also market competitive products under their own private labels such as Whole Foods which markets only its own brands in its own stores.  Other well- known brands with which we compete are Newman’s Own, Eden Foods and Walnut Acres.

The beverage industry,is also highly competitive. Competitive factors in the beverage industry include product quality and taste, brand awareness among consumers, variety of specialty flavors, interesting or unique product names, product packaging and package design, supermarket and grocery store shelf space, alternative distribution channels, reputation, price, advertising and promotion. The beverage market, including both aseptic and refrigerated products, has shown sustained growth over the past several years.  The main competitor in the energy drink market is Red Bull, Coca-Cola, and other competitors in the beverage industry include Snapple, Nestle, and Lipton.

With regard to competition as it relates to are planned Artisans Cafés, please see “Our Product- Our Artisan Café Concept”, above.

Regulations

Along with our manufacturers, brokers, distributors and co-packers, we are subject to extensive regulation by federal, state and local authorities. The federal agencies governing our business include the Federal Trade Commission (“FTC”), FDA, USDA, and Occupational Safety and Health Administration (“OSHA”). These agencies regulate, among other things, the production, sale, safety, advertising, labeling of and ingredients used in our products. Under various statutes, these agencies prescribe the requirements and establish the standards for quality, purity and labeling. Among other requirements, the USDA, in certain circumstances, must not only approve our products, but also review the manufacturing processes and facilities used to produce these products before these products can be marketed in the United States. In addition, advertising of our business is subject to regulation by the FTC. Our activities are also regulated by state agencies as well as county and municipal authorities. We are also subject to the laws of the foreign jurisdictions in which we manufacture and sell our products.

Independent Certification

We rely on independent certification, such as certifications of our products as “organic” or “kosher,” to differentiate our products in natural and specialty food categories. The loss of any independent certifications could adversely affect our market position as a natural and specialty food company, which could harm our business.

We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. We utilize organizations such as Quality Assurance International (QAI) and Oregon Tilth to certify our products as organic under the guidelines established by the USDA. Similarly, we utilize appropriate kosher supervision organizations, such as The Union of Orthodox Jewish Congregations, The Organized Kashruth Laboratories, “KOF-K” Kosher Supervision, Kosher Overseers Associated of America and Upper Midwest Kashruth.

Trademarks and Trade Names

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in the highly competitive food and beverage industry. Our trademarks and brand names for the product lines referred to herein are registered in the United States and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs.   We also may, if we deem it appropriate, copyright any our copyrightable artwork and package designs. We own the trademarks for our principal products, including Artisan Café, Fresh Harvest and Wings of Nature.

Employees

Currently, our only employees are our two executive officers (whose employment is governed by employment agreements; see the section entitled “Executive Compensation-Employees and Employment Agreements”, above), one full time sales associate and our two administrative (non-executive) officers. Of these five individuals, three are employed on a full-time basis; we anticipate retaining additional sales and marketing (as employees or consultants) and clerical personnel within the next 12 months, if and when our financial resources permit.

RISK FACTORS

An investment in a development stage company with a limited history of operations such as ours involves an unusually high amount of risk, both unknown and known, and present and potential, including, but not limited to the risks enumerated below.

Risks Associated With Our Company:

We are a development stage company and may not be able to continue as a going concern and may not be able to raise additional financing.

We are a development stage company and our ability to continue as a going concern and to emerge from the development stage is dependent on continued financial support from our shareholders, raising additional capital to fund future operations and ultimately to attain profitable operations.

We have a working capital deficiency and have accumulated losses since inception. These factors raise substantial doubt about our ability to continue as a going concern. To date, there have been only nominal revenues ($177,567) since inception. In a development stage company, management devotes most of its activities to developing a market for its products and services. These consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize assets and discharge liabilities in the normal course of business. We have not generated significant revenue and have never paid any dividends. Nor are we likely to pay dividends or generate significant earnings in the immediate or foreseeable future. Furthermore, we cannot guarantee that we will be able to raise any equity financing or generate profitable operations. Our accumulated losses since inception through October 31, 2006 are $1,273,875. These factors raise substantial doubt regarding our ability to continue as a going concern.

This “going concern” note to our financial statements may make it more difficult for us to raise additional equity or debt financing needed to run our business and is not viewed favorably by analysts or investors. We urge potential investors to review our financial statements contained in this Report.

We lack an operating history and have losses that, we expect to continue into the future. If our losses continue, we may have to suspend operations or cease operations.

We have had no operating history upon which an evaluation of our future success or failure can be made. Since inception on November 26, 2003 through October 31, 2006, our cumulative net loss is $1,273,875, and we have had revenues of only $177,567 since that time.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues from our planned business operations and to reduce development costs. Without the generation of any revenues or any capital being raised in an equity or debt financing, we will likely have to suspend or cease the initiation of our business plan.

Based upon current plans, we expect to incur $25,000 per month in operating losses in the next 12 to 18 months. This will happen because there are expenses associated with the development and implementation of our business plan. We cannot guaranty that we will be successful in generating revenues in the future or that we will be able to raise any working capital (through debt and/or equity financing) for operating funds in any other manner. Failure to generate revenues or raise any financing may cause us to go out of business.

We are relatively new to the organic food marketplace with a limited history of operations and, as a result, our ability to operate and compete effectively may be inhibited by our inexperience and lack of brand recognition.

In deciding whether to purchase shares of our common stock, and the likelihood of our success, you should consider that we are relatively new to the organic food marketplace and have a limited operating history upon which to judge our current operations. As a result, it is difficult to fairly assess our future operating performance or our future financial results or condition by comparing our limited operating history against our past or present equivalents.

Also, the development, management and marketing of organic health and wellness oriented consumer food products is characterized by rapid changes, including frequent introductions of new products, services, and industry standards. Our future success will depend on our continued ability to adapt to these changes and continually improving our products and services, as well as, the development and maintenance of the organizational infrastructure necessary to support our proposed business. Our future success will also depend in large part on our continued ability to develop and enhance our products and services. There is the risk that we will not be able to effectively adapt to the continual industry changes. Also, if we are unable to develop and introduce enhanced or new products and services quickly enough to respond to market or industry requirements or to comply with emerging industry standards, or if our products and services do not achieve market acceptance, we may not be able to compete effectively.

We do not have sufficient funds to complete our proposed plan of operation without equity or debt financing and as a result may have to suspend or cease operations, if we are unable to obtain such financing on reasonable terms, or at all.

Each of the phases of our plan of operation is limited and restricted by the amount of working capital that we have and are able to raise from financings and generate from business operations. Currently, we do not have sufficient funds to initiate or complete each phase of our proposed plan of operation. As a result, without additional financing, we may have to suspend or cease our operations.

As of October 31, 2006, we had current assets of $264,379 comprised of only $921 in cash, $115,757 in accounts receivable and $147,701 in inventory. Until we are able to generate any consistent and significant revenue we will be required to raise additional funds by way of equity or debt financing to finance its operations. At any phase of our plan of operation, if we find that we do not have adequate funds to complete a phase, we may have to suspend our operations and attempt to raise more money so we can proceed with our business operations. If we cannot raise the capital to proceed, we may have to suspend operations until we have sufficient capital.

We currently estimate that we will need to raise additional capital of approximately $1,000,000 to proceed with and implement  our plan of operation over the next 12 months and will be relying on the proceeds to be raised in this equity offerings for most, if not all, of the required capital. In the event that we do not raise at least that amount, we will need additional funds to complete our proposed plan of operations. We cannot provide any assurance that we will be successful in obtaining additional funds, either through the issuance of equity or loans on terms that are acceptable to us.

We will also require additional financing if the costs of the proposed phases of the plan of operation are greater than anticipated. Furthermore, we will require additional financing to sustain our business operations if we are not successful in earning revenues from our business operations. We can provide no assurance to investors that we will be able to find additional financing if required. Any sale of additional shares will result in dilution to existing shareholders, which may, as a result, depress our stock price, if a trading market in our common stock develops.

Failure to successfully compete in the organic retail packaged food industry with established distributors, wholesalers and retailers will make it likely that we will not have sufficient revenues to succeed with our planned business operations.

The retail food packaged goods industry is experiencing rapid growth and expansion in all areas of natural and organic food product offerings to consumers. It is intensely competitive and is expected to become even more competitive in the near future - worldwide.  We will be competing with a number of companies which have considerably greater financial, personnel, marketing, and technical and operating resources.  Consequently, such competitors may be in a better position than us to take advantage of market needs, acquisitions and other opportunities, and devote greater resources to the marketing and sale of their products and services.

Many of our current competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Some of these well established competitors include: Dean Foods Company, General Mills, Inc., Nestle S.A., Kraft Foods Inc., Groupe Danone, Kellogg Company, PepsiCo, Inc. and Sara Lee Corporation. Some of our competitors may be able to secure merchandise from suppliers on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies, and devote substantially more resources to their product acquisition and marketing activities than we do. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. These competitors may be able to benefit from economies of scale, pricing advantages or the introduction of new products that may compete with our products. Retailers also market competitive products under their own private labels.  We cannot assure you that we will be able to compete successfully against current and future competitors.

To meet such competition, we will attempt to employ qualified personnel, provide high quality products and services, and attempt to maintain a lower cost of production than our competitors. We also believe that our ability to compete successfully will depend on such factors as marketing presence; our marketing abilities; the pricing policies of our competitors; the timing of our introductions of new products and services; our ability to keep costs down; our ability to adapt to changing market conditions; and industry and general economic trends.  We cannot provide potential investors any certainty that we will be able to locate or retain such personnel, keep costs down or provide such competitive products and services on terms favorable to us.

If we are unable to develop and introduce enhanced or new products or services quickly enough to respond to market requirements or to comply with emerging industry standards, or if our products or services do not achieve market acceptance, we may not be able to compete effectively. Competitive pressures created by any one of our competitors could inhibit our ability to generate sufficient sales to be profitable. Accordingly, we may not be able to continue with our business operations.

Both of our officers and directors will devote their full time to the affairs of our company, but they all also have other business interests. Accordingly, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Both our president and chairman of the board, Michael J. Freidman, and other Executive, Dominick Cingari, will both devote their full business time to our affairs although they are both involved in other business activities.  Accordingly, each will devote an amount of their time that they feels is necessary for our success and is not consumed by other commitments. This time may not be sufficient for us to be successful. This will slow our operations and may reduce our chance to be successful and as a result, we may not be able to continue with our business operations.

Since our management lacks any formal training or experience in operating an organic food business, we may have to hire or retain qualified personnel, including independent consultants. If we are unable to hire or retain any qualified personnel, we may have to suspend or cease operations, which will result in the loss of your investment.

The experience of the members of our management is primarily limited to each’s respective field of expertise and not to the organic food business and likely will not be applicable to the marketing of a product area that we have chosen to enter. Because of this limited experience, we may be forced to hire or retain qualified management, employees or consultants to perform administrative, sales or marketing roles related to our business.

In addition, since our management team has limited or no direct training or experience in these areas, the management team may not be fully aware of all of the specific requirements related to working within this industry. Accordingly, management’s decisions and choices may not take into account standard managerial approaches organic food companies may commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result, we may have to suspend or cease operations that will result in the loss of your investment.

Competition for qualified personnel is intense and we may not be able to hire or retain qualified personnel, which could also have a negative impact on our business.

We will be dependent upon third parties and certain strategic relationships, including the manufacturers of the products we intend to sell. If we are unable to secure and/or maintain such arrangements, we will not be able to implement our business and marketing plan, and likely not be successful in achieving the revenues we need to be successful.

We will be dependent on our relationships with certain manufacturers, food retailers, food brokers, distributors, joint venture partners and strategic alliance partners.  We do not have long term contracts or arrangements with any supplier of products; therefore there is no assurance of availability of inventory. Our business is also generally dependent upon our ability to obtain the services of marketing, public relations and advertising experts.  Our failure to obtain the services of any person or entity upon which we are dependent, or the inability to replace such relationship, if lost,  or if our suppliers were to stop supplying us products on acceptable terms or at all, would make it difficult to have an adequate supply of our products, reduce our sales, if any... This would be especially true if we were not able to acquire products from other suppliers in a timely manner and on acceptable terms.  In addition, we will have a particular dependence on the telephone, the Internet and the integration of these two mediums into our information management system. Any disruption on the flow of information and data to this system will significantly impact service to customers and therefore financial performance. Because we do not manufacture the products we plan to sell and distribute, we cannot assure our potential investors that any or all of the products we will sell meet all federal regulatory requirements pertinent to maintaining the organic label promoted to consumers.

Our business exposes us to potential product liability claims, and we may incur substantial expenses if we are subject to such liability claims or litigation; this can result in costly losses to us,  especially since we do not maintain liability insurance coverage.

Food products involve an inherent risk of product liability claims and associated adverse publicity. We may be held liable if any product we sell causes injury or is otherwise found unsuitable. Currently, we do carry product liability insurance and general business coverage. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. These costs would have the effect of increasing our expenses and diverting management’s attention away from the operation of our business, and could harm our business.

An inability to use our trademark and/or our trade names could prevent us from successfully building brand recognition.

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in the highly competitive food, beverage and personal care industry. We have a trade name associated with our business, the term “Wings of Nature™”, and twotrademarks, the Wings of Nature™ symbol and name. There can be no assurance that we will be able to protect out trademark and trade names, or that third parties will not challenge our right to use one or more of our trademarks or trade names. Our failure to sell products under established brand names could our sales potential and our ability to be profitable. Trademarks and trade names can be significant to the marketing and sale of our products.  Our inability to utilize certain of these names could certainly reduce the sales potential of our products and our ability to become profitable.

Risks Associated With Our Industry:

Consumer preferences are difficult to predict and may change. If we are incorrect in our strategies and predictions along this line, we will incur significant wasted expense and our business plan may fail.

A significant shift in consumer demand away from our products, if one develops, or organic or health food products, in general, or our failure to maintain a market position, if one develops,  could reduce our sales or any brand recognition that we may develop, which could harm our business. While we plan on to diversify our product offerings, we cannot be certain that there will be a demand for our products, or if one develops, if it will continue in the future.

Our business will be primarily focused on sales of natural and organic products in markets geared to consumers of natural foods, specialty beverages, non-dairy beverages, cereals, breakfast bars, canned soups and vegetables, snacks and cooking oils, which, if consumer demand for such categories were to decrease, could harm our business. Consumer trends change based on a number of possible factors, including:

•

Nutritional values, such as a change in preference from fat free to reduced fat to no reduction in fat, to complex only,  low or no carbohydrates; and

•

A shift in preference from organic to non-organic and from natural products to non-natural products.

Some of our products or their ingredients will be subject to import risk such as embargoes, and our efforts to overcome or reduce these risks will be costly.

We will be making some of our product purchases or their ingredients from foreign and domestic manufacturers, importers and growers, with the majority of those purchases occurring outside of the United States.  We anticipate that many of the ingredients are presently grown in countries where labor-intensive cultivation is possible, and where we will often have to educate the growers about product standards. We will have to perform laboratory analysis on incoming ingredient shipments for the purpose of assuring that they meet our quality standards and those of the Food and Drug Administration (the “FDA”) and the United States Department of Agriculture (“USDA”).

Our ability to ensure a continuing supply of ingredients at competitive prices depends on many factors beyond our control, such as foreign political situations, embargoes, changes in national and world economic conditions, currency fluctuations, forecasting adequate need of seasonal raw material ingredients and unfavorable climatic conditions. We intend to take steps intended to lessen the risk of an interruption of supplies, including identification of alternative sources and maintenance of appropriate inventory levels. Our failure to maintain relationships with suppliers or find new suppliers, observe production standards for our foreign procured products or continue a supply of products or ingredients from foreign sources could harm our business.

Having international operations exposes us to certain risks such as political instability, foreign currency exchange losses and terrorism.  This may result in an increase in our costs to purchase inventory and thus reduce our profit margin, if any.

Operating in international markets involves exposure to movements in currency exchange rates, which are volatile at times. The economic impact of currency exchange rate movements is complex because such changes are often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. Consequently, isolating the effect of changes in currency does not incorporate these other important economic factors. These changes, if significant, could cause us to adjust our financing and operating strategies. If they are necessary, we cannot assure our investors that we can make such adjustments successfully. We expect that international operations will compose approximately 15% of our operations.

Our non-U.S. operations will be subject to risks inherent in conducting business abroad, many of which are outside our control, including:

•

Periodic economic downturns and unstable political environments;

•

Price and currency exchange controls;

•

Fluctuations in the relative values of currencies;

•

Unexpected changes in trading policies, regulatory requirements, tariffs and other barriers;

•

Compliance with applicable foreign laws; and

•

Difficulties in managing our non-U.S. operations, including staffing, collecting accounts receivable and managing distributors.

Our products must comply with government regulation which can be very costly and decrease our ability to have profitable operations.

The USDA has adopted regulations with respect to a national organic labeling and certification program which became effective February 20, 2001, and fully implemented on October 21, 2002. We currently plan to manufacture, produce, market or distribute approximately 30 organic products which are covered by these regulations. Future developments in the regulation of labeling of organic foods could require us to modify the labeling of our products, which could reduce future sales of our products and thus harm our business.

In addition, on January 18, 2001, the FDA proposed new policy guidelines regarding the labeling of genetically engineered foods. The FDA is currently considering the comments it received before issuing final guidance. These guidelines, if adopted, could require us to modify the labeling of our products, which could reduce  the sales of our products and thus harm our business.

The FDA published the final rule amending the Nutritional Labeling regulations to require declaration of “Trans Fatty Acids” in the nutritional label of conventional foods and dietary supplements on July 11, 2003. The final rule was effective on January 1, 2006. Additionally, an allergen labeling law was passed and signed on August 3, 2004. This law requires certain allergens to be clearly labeled by January 1, 2006. Additionally, Canada has adopted new food labeling regulations that were implemented by December 12, 2005, which require a Nutritional Facts panel to be on most food packages. Many of our products will have to comply with these recent changes, including all of our products that may be sold into Canada. Any change in labeling requirements for our products may lead to an increase in packaging costs or interruptions or delays in packaging deliveries.

Furthermore, new government laws and regulations may be introduced in the future that could result in additional compliance costs, seizures, confiscations, recalls or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products. In addition, we will be subject of foreign countries where we may produce, process, package or market our products.  If we fail to comply with any applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any or all of which can increase our operating costs and reduce our profitability, if any.

Product recalls are common in the food industry. Such recalls could increase our operating expenses significantly.

Manufacturers and distributors of products in our industry are sometimes subject to the recall of their products for a variety of reasons, including product defects, such as ingredient contamination, packaging safety and inadequate labeling disclosure. If any of our products are recalled due to a product defect or for any other reason, we could be required to incur the expense of the recall or the expense of any resulting legal proceeding. Additionally, if one of our significant brands were subject to recall, the public image of that brand and of our business could be significantly harmed.

We will rely on independent certification for a number of our natural and organic food products. If we cannot obtain and/or maintain such certifications, our sales, if any, will be greatly reduced.

We will rely on independent certification, such as certifications of our products as “organic” or “kosher” to differentiate our products from others. The loss of any independent certifications could lower or possibly destroy our market position as a natural and organic food company, if one is achieved.

We will have to comply with the requirements of independent organizations or certification authorities in order to label our products as certified. For example, we could lose an “organic” certification if a manufacturing plant became contaminated with non-organic materials, or if it is not properly cleaned after a production run. In addition, all raw materials must be certified organic. Similarly, we could lose our “kosher” certification if any part of the process involving our kosher chickens does not meet the requirements of the appropriate kosher supervision organization

Due to the seasonality of many of our products and other factors, our operating results are subject to quarterly fluctuations which will inhibit our ability to budget and plan ahead.

Some our products’ potential sales may be affected by seasonality and, as a result, our quarterly results of operations may fluctuate. The seasonal trends may result from increased demand for some of our products such as baking and cereal products and soups during the cooler months while our snack food product lines may be stronger in the warmer months.

In addition, quarterly fluctuations in our future sales volume and operating results may be due to a number of factors relating to our business, including the timing of trade promotions, advertising and consumer promotions and other factors, such as the aforementioned seasonality, inclement weather and unanticipated increases in labor, commodity, energy, insurance or other operating costs. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business. For these reasons, you may not be able to rely on our quarterly operating results as indications of future performance.

Our growth, if any, is dependent on our ability to introduce new products and improve existing products. If we fail to do so, we will likely not be able to compete in this highly competitive industry.

Our intended growth depends in large part on our ability to generate and implement improvements to our existing products and to introduce new products to consumers. The innovation and product improvements are affected by the level of funding that can be made available, our success or failure to develop and test new product prototypes, and the success of our management in rolling out any resulting improvements in a timely manner. If we are unsuccessful in implementing product improvements that satisfy the demands of consumers, our business could be harmed.

Risks Associated With Our Common Stock:

No public trading market may develop for our common stock and as a result you may not be able to resell your stock.

There is currently no public market for the shares of our common stock. Therefore, there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you want to resell your shares, you will have to locate a buyer and negotiate your own sale. There can be no assurance that a liquid public market on a stock exchange or quotation system will develop, or be sustained. The lack of a liquid public market will reduce your ability to divest any or all of your investment in our company.

If and when our shares of common stock are approved for trading, any sale of a significant amount of our shares of common stock into the public market may depress the trading our stock price, if one develops.

As of January 26, 2007, our executive officers, directors and current principal shareholders own 14,034, 117 shares of our common stock, which represents 87.63% of the 16,014,475 issued and outstanding shares of our common stock. All of these shares are restricted from trading and have not been registered for resale. Currently, there are no outstanding shares of our common stock of that are freely tradable. They are, however, all subject to be sold under the provisions of Rule 144 except for 544,075 shares that are blank check shares (see Item 5. “Market for Common Equity, Related Stockholder Matters-Future Sales by Existing Stockholders”, below).

If our shares of common stock are approved for trading, our officers and directors and certain principal shareholders mentioned above may sell in the future, large amounts of common stock into the public market over relatively short periods of time subject to Rule 144. Any sale of a substantial amount of our common stock in the public market by the aforementioned officers, directors or principal shareholders, or the Selling Shareholders may depress the trading price of our common stock, if one develops. Furthermore, if such sales are made by our officers and directors, in particular, it could create a public perception of difficulties or problems with our business and may have an even more depressing effect on the stock price.

Because our officers, directors and current principal shareholders will own more than 50% of the outstanding shares, they will be able to decide who will be elected to the board of directors and you may not be able to elect any board member, which may lead to the entrenchment of management, and will also be able to impede or effect a change of control or a sale of assets.

Our executive officers, directors and principal shareholders currently own approximately 14,034,117 shares of our common stock, which represents approximately 87.63% of the 16,014,475 issued and outstanding shares of our common stock. Accordingly, since our certificate of incorporation or by-laws do not provide for cumulative voting in connection with election of our board of directors, these shareholders may be able to control the election of our board of directors indefinitely. Accordingly, minority shareholders would not have representation on the board and not have any say in the management of our company, effect a change of control or a sale of assets.

We do not expect to pay dividends in the foreseeable future.

We have never paid cash dividends on our shares of common stock and have no plans to do so in the foreseeable future. We intend to retain earnings, if any, to develop and expand its business operations.

“Penny Stock” rules may make buying or selling our shares of common stock difficult, and severely limit the market and liquidity of the shares of common stock.

Trading in our shares of common stock is subject to certain regulations adopted by the SEC commonly known as the “Penny Stock” rules. If and when our shares of common stock are quoted for trading, it is likely that the shares will trigger and be subject to the “penny stock” rules. These rules govern how broker-dealers can deal with their clients and “penny stocks”. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in our securities, which, in turn, could severely limit their market price and liquidity of our securities. See “Penny Stock Rules” under “Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchasers of Equity Securities”, below, for more details. The penny stock markets have suffered in recent years from fraud and abuse arising from one or a few broker dealers controlling the market for a security, high pressure sales tactics used by boiler room practices, manipulation of prices through pre-arranged transactions followed by a large volume sale by broker dealers, misleading information be disseminated, and excessive mark-ups and undisclosed bid-ask differentials by selling broker dealers.

The trading price of our common stock, if a public trading market develops, may be volatile.

We have applied to have our common stock approved for trading on the over the counter bulletin board. If and when this occurs, the public trading price of our shares, if one develops in the future, may be subject to wide fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this Report as well as our operating results, financial condition, announcements regarding new products, or distribution or supply arrangements, sales or financial results by us or our competitors, general conditions in the market place and other events or factors. In recent years, broad stock market indices, in general, and the securities of companies in our industry, in particular, have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future trading price of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above for discussions of penny stock rules), the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Shares Eligible for Sale Could Depress the Market for Common Stock

Of our issued and outstanding shares of common stock, almost all of those shares are “restricted securities”. In general, Rule 144 of the Securities Act of 1933, as amended, a person, is entitled to sell restricted shares into the public market if at least one year has passed since the purchase of such shares from the issuer of an affiliate of an issuer, subject to the satisfaction of certain other conditions. A significant number of the “restricted” shares of our common stock outstanding were purchased more than one year ago. Accordingly, those shares are eligible for sale into the public market. Sales of substantial amounts of those restricted shares, or even the perception that such sales could occur, could adversely affect prevailing market prices of our common stock, and could impair our ability to raise capital through an offering of our equity securities.

PLEASE READ THIS FORM 10KSB CAREFULLY. YOU SHOULD RELY ONLY ON THE INFORMATION CONTAINED HEREIN AND ON THE OTHER REPORTS AND OUR FORM 10SB, AS AMENDED, THAT WE HAVE FILIED WITH THE SECURITIES AND EXCHANGE COMMISSION. WE HAVE NOT AUTHORIZED ANYONE TO PROVIDE YOU WITH DIFFERENT INFORMATION.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our corporate offices at 280 Madison Avenue, Suite 1005, New York, New York 10016.  The phone number of that office is (212) 889-5904.  An officer and director provides us with this office space at no charge. We do not currently maintain any other office facilities, and do not anticipate the need for maintaining any additional office facilities at any time in the foreseeable future. The only assets that we own are our trademark and our tradenames (to which we have not attributed any value on our balance sheet) and office furniture, fixtures and equipment such  as our 5-foot bulk coffee sections, coffee grinders, wire racks and the Company 2003 Chevrolet Venture van.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of our securities or any associate of any such Director, Officer or security holder is a party adverse to the Company or has a material interest adverse to us in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

On December 29, 2005 the Company’s then sole shareholder (the holder of all 100,000 of our shares of common stock then issued and outstanding) voted all of his shares to authorize the Company to amend its certificate of incorporation to change its name from Serino, 1 Corp. to Fresh Harvest Products, Inc. Said amendment is referred to herein in Exhibit 3.1c.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

Market Information

Our shares of common stock are not quoted or listed for trading on any exchange or quotation service. A broker-dealer has submitted an application on our behalf to the National Association of Securities to seek approval to have our common stock traded on the Over the Counter Bulletin Board. There can be no assurance that such approval will be granted, or if granted, if a trading market for our common stock will be developed or maintained.

We have 73 registered holders of shares of common stock. Currently, there are no shares of preferred stock issued.

Future Sales by Existing Stockholders

As of January 26, 2007, a total of 16,014,475 shares of our common stock were issued and outstanding. 544,075 of those shares are considered “blank check” shares. Blank Check shares are the shares issued by the Company while it was still a “public shell”. Those shares cannot be sold publicly unless they are covered by a registration statement filed under the Securities Act of 1933, as amended. The remaining shares 15,470,400 of our common stock (i.e. the non-blank check shares) are “restricted” as that term is described below. 13,629,585 of these restricted shares are held by affiliates of the Company (officers, directors and/or 10% or more shareholders), and 1,840,815 are held by non-

affiliates.  “Restricted” shares cannot be publicly trading unless permitted under the provisions of Rule 144 of the Securities Act. Specifically, under Rule 144, restricted shares held by affiliates and non-affiliates can be publicly sold, subject to volume restrictions (for shares sold in a 90 day period, up to either 1% of the total number of shares then outstanding or the average volume of the four weeks preceding the sale) and restrictions on the manner of sale (through a brokered transaction only), commencing one year after their acquisition.  As of February 1, 2007, 9,605,187 of our common shares will have been held for one year; as of February 6, 2007, 4,214,160 shares will have been held for one year, as of February 16, 2007, 335,085 shares will have been held for one year; and, as of April 3, 2007, 468,333 shares will have been held for one year. By January 19, 2008, the remaining 847,635 restricted shares will have been held for at least one (but less then two) years.  After owning the shares for two years non-affiliates (only), can sell their shares pursuant to Rule 144(k), i. e. without volume or manner of sale restrictions.

In addition, as of January 26, 2007, we had issued convertible promissory notes to 10 individuals who lent money to the Company. One of those individuals has been repaid in full. Although, we have no assurance that any of these notes will be converted into common stock, these notes, if they all were converted by the holders, can be converted into a maximum of 273,562 shares of common stock which would be immediately eligible to be sold publicly under Rule 144.  One individual lender can convert at a discount to a publicly trading market price, and at this time we can not determine the number of shares at which he can convert his loan to. Under Rule 144, if a convertible promissory note is converted into common stock, the shareholder’s holding period reverts to the date that the original note was issued.

The sale a significant amount of any of the aforementioned shares under Rule 144 could have a depressive effect on the public market price of our common stock, if one develops.

Penny Stock Rules

Trading in our securities, if it develops, is subject to the “Penny Stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $2.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.

The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities.

The penny stock markets have suffered in recent years from fraud and abuse arising from one or a few broker dealers controlling the market for a security, high pressure sales tactics used by boiler room practices, manipulation of prices through pre-arranged transactions followed by a large volume sale by broker dealers, misleading information be disseminated, and excessive mark-ups and undisclosed bid-ask differentials by selling broker dealers.

Dividends

We have not paid any cash dividend to date, and we have no intention of paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under the New Jersey Business Corporation Act. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operation, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Sales of Unregistered Securities

During the year ended October 31, 2006, we sold unregistered securities. Those sales have been previously reported in our Current Reports on Form 8K and/or our Quarterly Reports on form 10QSB that we have filed with the Securities and Exchange Commission.  In addition, we have issued convertible promissory notes during the year ended October 31, 2006; See “Item 12. Certain Relationships and Related Transactions, and Director Independence”, below.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of the Report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

We are a start-up, development stage company and have generated only nominal revenues from our organic food business operations since inception on November 26, 2003 through October 31, 2006 ($177,567) and we have not raised any funds since our inception, except for capital contributions of $68,803 from Michael Jordan Friedman, $123,969 from the sale of common stock between November 2005 through October 2006, to 11 investors, and convertible loans totaling $248,000 from eight individuals. The convertible loans notes provide for conversion of principal and interest into shares of common stock at the rate of $.50 per share. The interest rate on the loans is 10% per annum. The convertible loan term for each is from 18 months to 24 months, depending on the Agreement. The name of each lender, the issue date, the maturity date and principal amount of each loan are as follows:

Issue

Maturity

Principal

Lender

Date

Date

Amount

Sarah Dumbrille

5/26/05

11/26/06

$  20,000

Linda Willis

  6/8/05

  12/8/06

$  10,000

Richard Charles Philip Dumbrille

7/20/05

  1/20/07

$  10,000

Joseph Cingari

10/1/05

    4/1/07

$  15,000

Salvatore Cingari

10/1/05

    4/1/07

$  30,000

Thomas Cingari

10/1/05

    4/1/07

$  15,000

Barry Moskowitz

  3/8/06

    9/8/07

$  35,000

Hendrik Freund

9/19/06

  9/19/08

$100,000

Sarah Dumbrille has verbally extended her loan and has expressed her intent to convert her loan to shares in the near future.  Linda Willis’ loan was repaid in full on December 12, 2006.

Arthur Friedman, the father of the Company’s President and CEO, has made advances to Fresh Harvest $213,821.00 in fiscal 2006.  Illuminate has made advances of $13,000 to Fresh Harvest. Such advances do not have written terms and are not convertible.  We do not expect repayment to be required within the foreseeable future.

We were formed in New Jersey as a blank check company on April 21, 2005, under the name Serino 1, Corp. with no operations, assets or purpose other than purpose of seeking a privately held operating company as an acquisition or merger candidate. On December 16, 2005, we acquired Fresh Harvest Products, Inc., a New York corporation, a development stage company in the organic food business, and absorbed its operations into our business. As a result of the acquisition, we are no longer a blank check company, and the controlling shareholders of the acquired company became the controlling shareholders of our company. The acquisition was considered a reverse acquisition for accounting and financial reporting purposes. The consolidated financial statements that are a part of this Report include the accounts of our company since the acquisition (December 16, 2005) and the historical accounts of Fresh Harvest Products, Inc. the New York corporation since the date of its inception, November 26, 2003. All significant intercompany balances and transfers have been eliminated in consolidation.

After the acquisition, our business plan is to market and distribute (both domestic and imported) a line of organic food products. We intend our focus to be on the finding quality organic and artisan food products throughout the world.  We plan that our Fresh Harvest branded organic food products will be produced by artisan farms, co-ops and families who have historically grown organic products.  We initially plan to offer products that include: olive oils from Italy and Spain; coffee from South America, USA and Africa and Fresh Harvest Health Bars that have no sugar added, are cholesterol free, trans fat free, low in sodium and gluten free. Our goal is to bring healthy, great tasting organic food products at affordable prices to the mass markets.  All packaging has been previously designed and approved. We also plan to market and distribute a line of Fresh Harvest Health Bars once that product can be produced. We are now selling the product line to select supermarkets chains in the eastern part of the United States. We have one trade name (Wings of Nature™).

As a development stage company, our primary efforts have been devoted to developing our line of organic food products and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future.  As of October 31, 2006, the Company had current assets of $264,379, comprised of cash ($921), and accounts receivable ($115,757) and inventory ($147,701).  Management believes that cash on hand as of October 31, 2006 are not sufficient to fund operations for the next 12 months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing as well as enter into factoring arrangements using our receivables to finance our operations. In addition, we will attempt to raise funds through the sale of equity. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

In this regard, on January 2, 2007, we entered into a two year factoring arrangement with Platinum Funding Services LLC. As of February 1, 2007, in conjunction with this arrangement, Platinum had opened a Letter of Credit on behalf of the Company in the amount of CAD$140,294.64 (approximately US$121,300) for the benefit of the Company’s third party manufacturer. Platinum has agreed to provide, at any one time, up to US$150,000 through letter of credit financing for the transactions contemplated by the subject agreements. For detailed information, see our Current Report on Form 8K filed with the SEC on February 1, 2007 including the exhibits thereto, all of which are incorporated by reference herein. They are also referred to herein as Exhibits 10.13 – 10.18, and 99.2.

Our financial statements contained in this Report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. Our financial statements indicate that we incurred net losses for the period from inception of November 26, 2003 to October 31, 2006 of $1,273,875.

Our auditors have provided an explanatory note in our financial statements that indicates that we are a development stage company and our ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to implement our business plan and pay our bills. This is because we have not generated any significant revenues and no earnings are anticipated until our business operations become profitable. The auditors’ note indicates that the their financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The explanatory paragraph further states that we have no current source of revenue, nor operations, and that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

During the next 12 months, we have no material commitments for capital including but not limited to the purchase or sale of a plant or significant equipment. In addition, we do not expect to incur research and development costs within the next 12 months or have any significant changes in the number of our employees.

Plan of Operation for the Next Twelve Months

Our plan of operation for the twelve months following the date of this Report is to continue to develop and expand our business operations to have sustainable cash flow. The process may include, but not exclusively, activities such as:

•

Capitalization, including obtaining financing through equity and/or debt financing.  Currently, we do not have sufficient financial resources to implement or complete our business plan.  We anticipate that we will need a minimum of an additional $1,000,000 to satisfy our cash requirements over the next 12 months. We cannot be assured that revenue from operations, if any, will be sufficient to fund our activities during the next 12 months. Accordingly, we will have to seek alternates sources of capital—including private placements, a future public offering, and/or loans from officers and/or third party lenders. We are not experienced in selling equity. We can offer no assurance that we will be able to raise additional funds if needed, on acceptable terms to us or otherwise. If we are unsuccessful in our attempts to raise sufficient capital, we may have to cease operations or postpone our plans to initiate or complete our business plan. In that case, you may lose your entire investment in our company.

•

Completion of our website, www.freshharvestproducts.com which is currently under construction. Estimated cost: $25,000.

•

Establishing and/or solidifying relationships with manufacturers, packagers and suppliers, including growers of organic foods such as artisan farms, co-ops and farming families in America and throughout the world. Estimated cost: $250,000 (which includes the production of sample products).

•

Establishing a distribution network for our products including supermarkets, independent grocers, food brokers and snack distributors.  Estimated cost: $55,000.

•

Conducting a search for new manufacturers and packaging companies.

•

Commence and establish marketing, advertising and promotion programs to increase brand equity and awareness. Estimated cost:  $450,000.

•

Salaries, including for present employees and possible new hiring of additional management personnel and appropriate operating and sales staff. Estimated cost: $250,000.

•

Partial repayment of convertible loans. Estimated cost: $20,000.

These are only estimates and no assurance can be given regarding either statement as to timing or actual eventuality. If we can raise more than the minimum amounts indicated above, we anticipate spending increased amounts on establishing and expanding our distribution network, marketing, advertising and promotions.

We commenced operations during our third quarter ended July 31, 2006. We expect that our business operations will generate sufficient revenues to sustain our operations and cash flow by January 1, 2008.  We have recently purchased a minimum number of products (coffee, health and coffee and salsa), and anticipates sales that will provide revenues for operations. The revenue generated from these sales will be used to make additional product purchases and minimally fund our operations.

 We estimate that our cash and other current assets as of October 31, 2006, of approximately $264,379 will only be sufficient to meet our short term needs for approximately four months.  If we are unable to raise the required financing, we will be delayed in commencing our business plan.  Currently, because we are considered a new business with limited credit history with vendors, suppliers, manufacturers, packagers and food producers, we must pay for our purchases “up front” and are not granted credit terms. This will continue until we have established a satisfactory credit history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. Our inability to obtain credit from such providers has a significant impact upon our liquidity and our ability to utilize funds for other purposes. Similarly, if and when we hire salesmen and /or additional personnel, including management and sales personnel, the cost related to such hirings will have a significant impact on our liquidity and deployment of funds.

Results of Operations for Years Ending October 31, 2005 and 2006

Comparative Years’ Financial Information

We did not earn any revenues during the years ending October 31, 2005, and only began earning revenues in its third quarter ending July 31, 2006, when we commenced operations. Accordingly, our revenues for the year ending October 31, 2006, and for the period from inception (November 26, 2003) until October 31, 2006 are $177,567. We are in our development stage and do not anticipate earning enough revenues to be profitable, if at all, until approximately January

2008. We can provide no assurance that we will discover economic mineralization levels of minerals, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $183,707 for the fiscal year ended October 31, 2005, and $1,087,370 for the year ended October 31, 2006. For the period from inception (November 26, 2003) until October 31, 2006, our operating expenses were $1,332,443.

Our net loss increased from $183,707 during the year ended October 31, 2005 to $1,028,802 during the year ended October 31, 2006 primarily due to incurring the costs related to the reverse merger with and acquisition of Fresh Harvest Products, Inc.(the New York corporation) ($400,000) that occurred in December 2006, and commencement of our operations.  Specifically, due to the commencement of our activities our general and administrative expenses increased from $183,507 to $685,320.

Financial Condition and Liquidity

At October 31, 2006, we had assets of $294,329 consisting of cash in the amount of $921, net accounts receivable of $115,757, inventory of $147,701 and net fixed assets of $29,950.

Off Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

See Note 2 to the financial statements contained in Item 7, for a complete summary of the significant accounting policies used in the presentation of our financial statements. The summary is presented to assist the reader in understanding the financial statements. The accounting policies used conform to accounting principals generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Our critical accounting policies are as follows:

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

ITEM 7.  FINANCIAL STATEMENTS

CONTENTS

AUDITED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm

  30

Balance Sheet

  31

Statements of Operations

  32

Statement of Stockholders’ Deficit

  33

Statements of Cash Flows

  34

Notes to Financial Statements

  35

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Fresh Harvest Products, Inc.

We have audited the accompanying balance sheet of Fresh Harvest Products, Inc. as of October 31, 2006, and the related statements of operations, stockholders’ equity and cash flows as of October 31, 2006 and 2005 and for the years then ended and from inception November 26, 2003 through October 31, 2006 and the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fresh Harvest Products, Inc. as of October 31, 2006 and the results of its operations and its cash flows as of October 31, 2006 and 2005 and for the years then ended and from inception November 26, 2003 through October 31, 2006 and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s lack of revenues raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

February 7, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

FRESH HARVEST PRODUCTS, INC.

(A Development Stage Company)

          Balance Sheet

October 31, 2006

ASSETS
Current Assets
Cash in Bank	$ 921
Accounts Receivable, net	115,757
Inventory	147,701
Total Current Assets	264,379

Fixed Assets

Fixed Assets, net	29,950

TOTAL ASSETS	$ 294,329

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 63,315
Accrued Expenses Payable	59,759
Payroll and Related Taxes Payable	76,098
Loans Payable, current portion	135,000
Advances from Related Parties	226,821
Total Current Liabilities	560,993
Long-Term Liabilities
Loans Payable	500,000
Total Liabilities	1,060,993

Stockholders' Deficit
Common Stock, Authorized 200,000,000 Shares,
Issued and Outstanding: 16,166,840 Shares,
Par Value $0.0001	1,617

Paid in Capital	505,594

Accumulated Deficit	(1,273,875)

Total Stockholders' Deficit	(766,664)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 294,329

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

(A Development Stage Company)

Statements of Operations

	Year Ended October 31, 2006	Year Ended October 31, 2005	Since Inception [Nov 26, 2003] Through October 31, 2006

Revenue	$ 177,567	$ -	$ 177,567

Cost of Goods Sold	118,999	-	118,999

Gross Profit	58,568	-	58,568

Operating Expenses
Depreciation & Amortization	2,050	200	2,300
Merger Costs	400,000	-	400,000
General & Administrative	685,320	183,507	930,143

Total Expenses	1,087,370	183,707	1,332,443

Loss before Taxes	(1,028,802)	(183,707)	(1,273,875)

Provision for Income Taxes	-	-	-

Net Loss	$(1,028,802)	$ (183,707)	$ (1,273,875)

Basic and Diluted Loss per Share	$ (0.06)	$ (0.01)	$ (0.08)

Weighted Average Number of Shares	16,166,840	15,163,256	16,162,268

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

(A Development Stage Company)

Statement of Stockholders’ Deficit

For the period from November 26, 2003 (inception) to October 31, 2006

	Common	Stock	Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Shares Issued at Inception, November 26, 2003	313,000	$ 31	$ 35,379		$ 35,410
Capital contribution at Inception, November 26, 2003			25,956		25,956

Shares Issued, February 2004	3,333	-	1,000		1,000
Net Loss, Inception to
October 31, 2004			-	$ (61,366)	(61,366)

Share Issued, November 2004	2,000	-	600		600
Shares Issued, January 2005	1,667	-	500		500
Shares Issued, April 2005	6,667	1	1,999		2,000
Shares Issued, May 2005	16,667	2	3,513		3,515
Capital Contribution, May 2005	-	-	7,000		7,000
Shares Issued, June 2005	133	-	400		400
Shares Issued, July 2005	8,833	1	26,499		26,500
Capital Contribution, July 2005			35,847		35,847
Shares Issued August 2005	833	-	2,500		2,500
Shares Issued September 2005	4,167	-	12,500		12,500
Shares Issued October 2005	5,752	1	17,255		17,256
Adjustment – Paid in Capital			(656)		(656)
Net Loss for the year ended October 31, 2005				(183,707)	(183,707)
Balance at October 31, 2005	363,052	36	170,292	(245,073)	(74,745)

Adjustment	(268)
Shares Issued November 2005	20,844	2	28,798		28,800
Shares Issued December 2005	195,505	20	61,480		61,500
Shares Issued January 2006	344	-	15,000		15,000
Shares Issued February 2006	14,046,109	1,405	139,056		140,461
Shares Issued March 2006	11,875	1	14,999		15,000
Shares Issued April 2006	796,543	80	28,698		28,778
Shares Decreased (April 1, 2006)	(266,273)	(27)	(2,629)		(2,656)
Adjustment	(891)
Shares Issued for SoySlim, May 2006	1,000,000	100	49,900		50,000
Net Loss for the year ended October 31, 2006				(1,028,802)	(1,028,802)
Balance, October 31, 2006	16,166,840	$ 1,617	$ 505,594	$(1,273,875)	$ (766,664)

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

(A Development Stage Company)

Statement of Cash Flows

	Year Ended October 31, 2006	Year Ended October 31, 2005	Since Inception [Nov 26, 2003] Through October 31, 2006

Cash flows provided by (used for) operating activities:
Net loss	$(1,028,802)	$ (183,707)	$ (1,273,875)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation & Amortization	2,050	200	2,300
Stock issued for services	163,540	65,900	264,439
Stock issued for product rights	50,000	-	50,000
Merger Costs	400,000	-	400,000

Changes in assets and liabilities:
(Increase) / Decrease in deposits	2,675	(2,675)	-
Increase in accrued expenses	58,559	1,200	59,759
Increase in accounts payable	63,315	0	63,315
Increase in payroll payable and related taxes	73,343	2,755	76,098
Increase in accounts receivable	(115,757)	0	(115,757)
Increase in inventory	(147,701)		(147,701)

Net cash provided by (used for) operating activities	(478,778)	(116,327)	(621,422)

Cash flows provided by (used for) investing activities:
Organization Costs	0	0	(250)
Purchase of fixed assets	(32,000)	0	(32,000)
Cash provided by (used for) investing activities	(32,000)	0	(32,250)

Cash flows provided by (used for) financing activities:
Loan Payments	(62,000)	-	(62,000)
Proceeds from advances from Related Parties	285,121	3,700	288,821
Proceeds from issuance of loans payable	135,000	100,000	235,000
Sale of common stock	123,343	15	123,969
Capital Contributions	0	42,847	68,803

Cash provided by (used for) financing activities	481,464	146,562	654,593

Net Change in Cash	(29,314)	30,235	921

Beginning Cash	30,235	0	0

Ending Cash	$ 921	$ 30,235	$ 921

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

October 31, 2006

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

As a development stage company, FHP's primary efforts have been devoted to developing its line of organic food products and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  As of October 31, 2006, the Company had approximately $921 in cash.  Management believes that cash on hand as of October 31, 2006 is not sufficient to fund operations through October 31, 2007.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However the Company has limited revenue and without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The Company believes that to continue in existence it has starting generating revenue, has received loans to purchase inventory and has entered into a factoring agreement to finance its receivables.  The Company will also be seeking additional capital in the form of loans (both short and

FRESH HARVEST PRODUCTS, INC.

(A Development Stage Company)

 NOTES TO FINANCIAL STATEMENTS

October 31, 2006

long term) to provide capital for expansion, new product development, inventory, and advertising and marketing.

NOTE  2.

SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

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

The Company has not issued any options or warrants or similar securities since inception.  Potentially dilutive common shares of approximately 275,000 related to convertible loans were not included in the calculation for any periods presented as they are anti-dilutive.

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

October 31, 2006

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

NOTE 4.

LOANS PAYABLE

Loans payable consist of the following:

October 31, 2006
Convertible loans bearing interest at a rate of 10% and due at various dates between November 2006 and April 2007. The notes are convertible into common shares at any time between the date of issue of the notes and their due dates at a conversion rate of $0.50 per share for a total of 200,000 shares. The Company is currently negotiating extensions on a note that was due in November 2006 and may seek extensions on others as they come due.	$100,000
Note payable incurred in connection with reverse merger – see Note 1	400,000
Convertible notes bearing interest at a rate of 4% and due September 2007. The note is convertible into common shares at any time at the option of the lender or the Company at a 35% discount of the market price of the Company’s common shares. The Company may negotiate extensions for loans due in September 2007.	35,000
Convertible loan bearing interest at a rate of 12% and due September 2008. The loan is convertible into common shares at any time at a conversion rate of $2.00 per share for a total of 50,000 shares.	100,000
Total:	$635,000
Less: current portion	(135,000)
Long Term	$500,000

FRESH HARVEST PRODUCTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS-CONTINUED

October 31, 2006

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

October 31, 2006

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

October 31, 2006

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

As of October 31, 2006 deferred income taxes have been recorded due to the Company having no history of profitable operations.  Significant components of the Company’s net deferred income taxes are as follows:

Net operating loss carry forwards

$510,000

Less:  Valuation allowance

(510,000)

Net deferred income tax asset

$            0

During the year ended October 31, 2006 the valuation allowance increased by $412,000.

NOTE 8.

REVENUE AND EXPENSES

The Company currently has operations and revenue.

FRESH HARVEST PRODUCTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS-CONTINUED

October 31, 2006

NOTE 9.

OPERATING LEASES AND OTHER COMMITMENTS:

The Company also has no lease obligations.

NOTE  10.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 21, 2006, the client-auditor relationship between our Company and Gately & Associates, LLC ("Gately") ceased when our Board of Directors accepted Gately’s February 21, 2006 letter of resignation as our auditors. To the knowledge of our current Board of Directors, Gately’s report of the financial statements for the period from inception (April 21, 2005) through April 30, 2005 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except for our ability to continue as a going concern.

During the audit of our Company’s financial statements for the period from inception (April 21, 2005) through April 30, 2005 and the subsequent interim periods ending July 31, 2005 and October 31, 2005, Gately did not have any disagreements with us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there were no "reportable events" with Gately as described in Items 304 (a) (1) (iv) and (v) of Regulation S-K, respectively.

Effective February 21, 2006, by a resolution of our board of directors, we engaged Moore & Associates, Charted, as our independent accountant for the two years ended October 31, 2005 and October 31, 2004, and the three months ended January 31, 2006.  During the most recent  fiscal  year and any  subsequent interim period prior to engaging Moore & Associates, Charted, we did not consult with Moore & Associates, Charted,  regarding  either  (i) the  application  of  accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject matter of a disagreement  (as defined in Item 304(a)(1)(iv)  of Regulation S-K and the related  instructions)  or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). Moore & Associates, Charted has reviewed  this  disclosure  required by Item 304(a) before it was filed with the  Commission and has been provided an opportunity to furnish the Company with a  letter   addressed  to  the  Commission   containing  any  new   information, clarification  of our expression of its views,  or the respects in which it does not agree with the  statements  made by us in response to Item 304(a).  Moore & Associates, Charted did not furnish a letter to the Commission.

In addition to its letter of resignation, Gately provided us with a letter addressed to the SEC that was attached as an exhibit to our Form 8-K/A which was filed with the SEC on March 22, 2006. The letter does not contain any disagreements regarding the disclosure included in this section about our change in accountants.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer (whose is the same person), of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Internal Controls

In connection with the effectiveness of our Registration Statement on Form 10-SB, we first became subject to the reporting obligations of Section 13 of the Exchange Act in July 2005, and we became an active company (changing our status as a “blank check” company) in December 2005. Accordingly, we have only recently adopted and implemented various measures in order to improve control processes and corporate governance. As a non-reporting company prior to July 2005, we were not required to adopt the types of internal control procedures that a reporting, active public company must adopt and maintain. Accordingly, since that time, we have taken steps to enhance existing policies, or implement new ones, so as to have an effective system of internal controls over financial reporting. These measures, which either have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, include the development of policies and procedures and the educating of employees on existing policies and procedures in an effort to continuously improve our overall control environment. Except for the improvements described above, there have been no other changes in the internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE AND DIRECTOR INDEPENDENCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(A)

All of our current executive officers and directors were appointed in connection with the acquisition of Fresh Harvest Products, Inc. which was incorporated in the State of New York. Our original director of Serino 1, Vincent Verdiramo, resigned as a condition of the acquisition.  Our current directors will serve until his or her successor is qualified and elected. Thereafter, directors who are elected by the stockholders are elected to a term of one year and serve until his or her successor is elected and qualified. Any officer that is appointed by our directors is appointed for a term of one year and serves until his or her successor is duly appointed and qualified, or until removed from office. Our board of directors has no nominating, auditing or compensation committees as of this date.

In addition to our executive officers and directors, in 2006, we also appointed a number of administrative (non-executive) officers as members to our Board of Advisors whose backgrounds are listed below.

The names, addresses, ages and positions of our executive officers and directors are set forth below:

NAME AND ADDRESS	AGE	POSITIONS

Michael Jordan Friedman	29	President, CEO, CFO and Chairman of the Board
280 Madison Avenue, Ste 1005 New York, New York 10016

Dominick M. Cingari	32	Director and Chief Operating Officer
280 Madison Avenue, Ste 1005 New York, New York 10016

Richard J. Verdiramo	42	Director
3163 Kennedy Boulevard Jersey City New Jersey 0730

Jay Odintz	46	Director
280 Madison Avenue, Ste 1005 New York, New York 10016

Backgrounds of our executive officers and directors

Michael Jordan Friedman, L.L.M., J.D. – President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Mr. Friedman was appointed to these positions in connection with the acquisition on December 16, 2005.  He previously held that position with Fresh Harvest Products, Inc. (New York) from November 26, 2003 until the acquisition.  Mr. Friedman earned a Masters of Law in Taxation, May 2005, and is a graduate of New York Law School, May 2003.  Mr. Friedman acquired the Series 7 and 63 securities brokerage licenses at the age of nineteen (1996), and worked in corporate finance, and then investment banking as a financial advisor/stock broker until 1997.  Mr. Friedman consulted in the food industry as a partner of The Willis Group, Inc. from March 2001 to May 2004, working with rapidly growing companies helping plan their expansion into existing and new markets.  He is an advisor and on the Board of Directors of Talk Entertainment, Inc., a privately held multi-media company since 2003.

Dominick M. Cingari – Chief Operating Officer and Director. Mr. Cingari was appointed to these positions in connection with the acquisition on December 16, 2005. He grew up in his family’s retail food business (which, since 1990, has been the ownership and operation of eight Grade A ShopRite supermarkets in the New York Metropolitan area) and from the age of 4 (1978) was working in their stores initially stocking shelves and later earning the basics of the business by working with suppliers, food brokers and distributors, including working with those companies on promotions and product dsisplays.  After graduating with a degree in food marketing from St. Joseph’s University in May 2000, Mr. Cingari worked for Poland’s Best, an importer and distributor of gourmet/ethnic food products selling to supermarket chains from July 2000 to February 2005.  Mr. Cingari, in May 2001 became self employed in his own import, sales and distribution business that imported food products from around the world, including: Italy, Poland, Greece and Hungary.  In the operation of this business, he dealt with farmers, foreign and American shipping and freighter companies, label and graphic designers, American warehouses and retailers Mr. Cingari frequently traveled to Europe and has helped develop food products step by step from the farm to the supermarket shelves.  In addition, prior to joining Fresh Harvest Food Products, Inc. in 2005, Mr. Cingari privately consulted with food companies on product development, brand extensions and brand development, marketing, and business development from 2001 through 2005.

Richard J. Verdiramo – Director. Mr. Verdiramo was appointed to this position in connection with the acquisition on December 16, 2005. He has been the President and director of SoySlim, Inc. a marketer of fortified soy health drinks since April 2001.  On February 1, 2006, SoySlim, Inc. granted our company and exclusive marketing and distribution license in connection with its soy based products in consideration of 1,000,000 shares of our common stock. Effective December 26, 2006, by mutual agreement, the arrangement was voided, including the issuance of our common stock as consideration. We did not effect any sales of SoySlim products pursuant to this arrangement prior to its termination.  See Exhibit 99.3 attached hereto which is incorporated be reference herein. Since December 2005, he has been

President and director of General Metals Corporation, a company that is actively seeking acquisition candidates in the Mining and Exploration sector. He has been serving since January 2002 as Vice President of Best Health, Inc. a company that develops, acquires and markets medical products, particularly in the ocular health consumer products market.  He was also the President of General Metals’ predecessor company, RECOV Energy, Corp. February 2005 – December 2005, a company that was actively seeking a merger candidate in the energy reclamation field and of Interactive Multimedia Network, Inc. from March of 1998 through its name to RECOV.  Interactive Multimedia Network, Inc. provided internet and traditional marketing services to corporations nationally.  Mr. Verdiramo has extensive experience in the marketing of consumer products and brand development.  He graduated from Providence College in 1986.

Jay Odintz, C.P.A. – Director.  Mr. Odintz was appointed to this position in connection with the acquisition on December 16, 2005. He is licensed as a CPA and CFP (Certified Financial Planner) since 1983 and 1986, respectively.  Since 1983, he has been an associate with Arthur Friedman CPA, a CPA firm located in New York since 1970. His specializations include: tax strategies for wealthy individuals and business entities, financial reporting, real estate management, hedge fund and commodity partnership accounting and asset management.  Mr. Odintz graduated in 1981 from Queens College in New York with a B.A. in accounting.

 (B)

OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

 Administrative officers and their backgrounds

Will Mansour – Vice-President of International Sales – Canada & Europe – Age 31 -Born in Belfast, Ireland and raised in Toronto Canada, Mr. Mansour graduated from the University of Ulster in Northern Ireland (degree in Applied Psychology). While attending the University, he played professional hockey in the European English Super League until 2000.  Since 2000, when he founded his own marketing company, Venue Strategies, Inc. in Toronto, Canada, Mr. Monsour has been the principal of this firm working in the areas of client development, brand marketing, promotion and advertising. Clients of Venue Strategies, Inc. include Manchester Commonwealth Games and the World Special Olympics in Dublin, Ireland.

Roman Mayer – Creative Designer – Age 67 -Mr. Mayer has more than 40 years experience in branding, brand positioning, packaging, corporate identity, advertising and marketing in all media, with a focus on food and beverage manufacturers and retailers. Since 1990, when he founded his own graphic design company, RM Associates, Inc. in Stamford CT., Mr. Mayer has been the principal of this firm working in the areas of graphic label development, website design, advertising, and the production of sales, marketing and promotional materials for client companies. RM Associates, Inc.’s clients include The Great Atlantic & Pacific Tea Company (A&P); Price Chopper Supermarkets, and Win-Dixie Stores, Inc.  In the past, he has also produced programs for: Shop-Rite Supermarkets, Pathmark Supermarkets, Pueblo Supermarkets, Lender’s Bagels, Hillshire Farm Smoked Sausage, and Dewar’s White Label Scotch Whiskey.

Board of Advisors and their backgrounds

Lawrence J. Kremer – Age 56 - Mr. Kremer began his 40 year career in the retail food business at Publix Supermarkets. As a Corporate Category Director for Publix Supermarkets (from 1991 through 2004), Mr. Kremer was responsible for developing over $750 million in corporate sales within the pet food and paper categories, two of the top ten categories within the company. He was responsible for developing market analysis and tracking methods to identify business opportunities, and provided Public top management with strategies to grow additional categories within the store.  Mr. Kremer worked through the ranks as Stock Clerk, Store Manger, Buyer, and Category Director for all (780) stores in the organization as well as overseeing the procurement of seven warehouses. Since 2004, Mr. Kremer has retired from full time business activities.

Salvatore J. Cingari – Age – 60 – Since 1990, Mr. Cingari has owned and operated eight Grade A ShopRite supermarkets. Mr. Cingari has been in the retail supermarket business for over 40 years and grew his business from several small stores to eight stores with revenues in excess of $250 million dollars.  Mr. Cingari has hands on experience in all facets of the food retailing business.

Harry Topalian – Age 72 - Mr. Topalian is the holder of twelve patents and numerous inventions.  In Mr. Topalian’s 37 year career at General Foods he is credited with the development of the enormously successful lines of Stove Top Stuffing, Jell-O 1-2-3 and Oven Fry.  Since 1998, Mr. Topalian is the founder and principal of The Topalian Group, a food product quality and standards consulting firm that provides such services as product development consulting and quality control and laboratory testing.

Joseph Ackilli – Age 68 - Mr. Ackilli holds a Master of Science Degree from Stevens Institute of Technology with emphasis on Physical and Organic Chemistry.  He has 31 years experience at General Foods and Kraft Corp. as Associate Director of product development. Mr. Ackilli’s major accomplishments include: development and implementation of Crystal Light Beverages which has generated $700 million in profits. He was a key member of acquisition team for Capri Sun Beverages. He developed frozen bread dough technology which led to successful introduction of DeGiorno frozen pizza. He was involved in the development of a line of natural soy products. Since 2001, Mr. Ackilli has worked with Mr. Topalian at The Topalian Group, a food product quality and standards consulting firm.

Anthony Buono -  Age - 57 - Mr. Buono has been in the consumer packaged goods industry for over  30 years.  Mr. Buono is a Former Vice President of Sales of Pillsbury; a Former Senior Vice President of Hartz Mountain and is currently a Vice President of Marketing & Sales Premio Foods, one of the largest manufacturers of sausages in the United States. Mr. Buono is very seasoned in the sales and growth stages of a company and has extensive contacts in the retail and institutional food market.

We have no other executive officers or significant employees.

(C)   FAMILY RELATIONSHIPS

None.

(D)   INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the knowledge of the Company, none of its officers or directors has been personally involved in any bankruptcy or insolvency proceedings within the last five years. Similarly, to the knowledge of the Company, none of the directors or officers, within the last five years, have been convicted in any criminal proceedings (excluding traffic violations and other minor offenses) or are the subject of a criminal proceeding which is presently pending, nor have such persons been the subject of any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining them from acting as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or insurance company, or from engaging in or continuing in any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, nor were any of such persons the subject of a federal or state authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity, which order has not been reversed or suspended.

(E) AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have an audit committee financial expert; as such term is defined in Item 401(e) of Regulation S-B, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security.

(F)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company for the period covered by the Report. Specifically, for the year ending October 31, 2006, our officers, directors, and greater than ten percent beneficial shareholders were required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge based solely on a review of Forms

3, 4, and 5 (and any amendments thereof) received by the Company, for the year ending October 31, 2006, each of the Company’s directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities as made the required filings except as follows:  Michael Jordan Friedman (Officer, Director and  a greater than ten percent beneficial shareholder) filed his Form 3 late, and one Form 4 (reporting one transaction) late; Dominick Cingari (Officer and Director) filed his Form 3 late and two Form 4s (each reporting one transaction) late; William A. Bodine (Former Officer and Director) filed a Form 3 late; Marcia Roberts (a greater than ten percent beneficial shareholder) filed her Form 3 late; and Illuminate, Inc. (a greater than ten percent beneficial shareholder) filed its Form 3 late. In addition, Directors Jay Odintz and Richard Verdiramo each have failed to file the required Form 3. Each director has been advised to address this oversight.

 (G)  CODE OF ETHICS

We have adopted a code of ethics that applies to all of our executive officers and employees. A copy of the adopted code of ethics is attached to this registration statement. See Exhibit 14 – Code of Ethics, for more information. Also, we intend to post our code of ethics on our website at www.freshharvestproducts.com.  We will undertake to provide any person with a copy of our Code of Ethics free of charge upon written request. We believe that our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. However, since we currently have only two officers and four directors, it will be difficult to have an independent person act as a code of ethics compliance officer to oversee compliance with the Code of Ethics. As a result, our management may have an inherent conflict of interest in enforcing our Code of Ethics.

(H) INDEPENDENT DIRECTORS

We are not an issuer whose securities are listed on a national securities exchange or are traded on an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. However, we consider two of our four directors (Richard Verdiramo and Jay Odintz) to be independent.

(I) CONFLICTS OF INTEREST

Each of our executive and administrative officers, including our Chief Executive Officer/Chief Financial Officer, Michael Jordan Friedman, reserves the right to devote some time to other business endeavors.

Regarding a possible conflict of interest we may have complying with our Code of Ethics, see the “Code of Ethics”, above.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation paid to our CEO and the one officer (Dominick Cingari, our COO) who has received or is receiving from the Company directly or indirectly total annual compensation (cash or equity) in excess of $100,000. The table below summarizes the annual and long term compensation of those individuals for the 2004, 2005 and 2006 fiscal years. Pursuant to his employment agreement, Mr. Friedman is entitled to annual cash compensation in excess of $100,000. However, to date, except for the amount indicated below, he has waived all of said compensation, and plans to do so for the foreseeable future. Regarding Mr. Cingari, the salary indicated below for fiscal 2006, is the amount he has been paid. In addition, he has accrued one month’s salary ($11,000) which had not been paid as of year end. Subsequently, he has been paid the accrued amount.

	Annual Compensation				Long Term Compensation
(a)	(b)	( c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion ($)	Restricted Stock Award ($)	Securities Underlying Options/ SARs	LTIP Payouts ($)	All Other Compensa- tion ($)
Michael Jordan Friedman	2006	-12,000-	-0-	2,550 (5)	4,956,307 (1)	-0-	-0-	-0-
President/CEO/CFO/Chairman	2005	-0-	-0-	-0-	6,667 (2)	-0-	-0-	-0-
	2004	-0-	-0-	-2,775-	-107,333-	-0-	-0-	-0-

Dominick Cingari	2006	-108,000-	-0-	2,550 (5)	1,666,667 (3)	-0-	-0-	-0-
COO / Director	2005	-0-	-0-	-31,809.69-	33,333(4)	-0-	-0-	-0-
	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) During fiscal year 2006, Board of Directors of the Company, issued a total of 4,956,307 shares common stock under Section 4(2) of the Securities Act to Mr. Friedman for services rendered to the company during the fiscal year ended October 31, 2006; this award was valued at $49,563.07.

(2) In May 2005 the Board of Directors of Fresh Harvest Products, Inc., the New York corporation, issued 6,667 shares of common stock under Section 4(2) of the Securities Act to Mr. Friedman for services rendered to the company during the fiscal year ended October 31, 2005; this award was valued at $2,000.

(3) During fiscal year 2006, Board of Directors of the Company, issued a total of 1,66,6667 shares common stock under Section 4(2) of the Securities Act to Mr. Cingari for services rendered to the company during the fiscal year ended October 31, 2006; this award was valued at $16,666.67.

(4) In May 2005 the Board of Directors of Fresh Harvest Products, Inc., the New York corporation, issued 33,333 shares of common stock under Section 4(2) of the Securities Act to Mr. Friedman for services rendered to the company during the fiscal year ended October 31, 2005; this award was valued at $3,333.

(5) Medical insurance payments made on behalf of these employees which commenced on June 29, 2006.

Stock Option and Equity Compensation Plans

The Company does not have any stock option or equity plans in place.

Employees and Employment Agreements

Currently, we have no employees except for our current executive officers (two), one full time sales associate and administrative (two) officers. As needed, we intend to hire third party independent contractors to provide services to us including such functions as: marketing, advertising and sales.

Our two executive officers, Michael Jordan Friedman (President and Chief Financial Officer) and Dominick M. Cingari (Chief Operating Officer) have entered into employment agreement as summarized below. The employment of our two administrative (non-executive officers) is currently not covered by written employment agreements.

Mr. Friedman’s employment as our president is governed by a November 1, 2005, five year employment agreement that provides for a monthly salary of $10,000 along with certain equity incentives. The monthly salary is to increase to $12,000 upon the completion of adequate financing to allow the payment of such compensation. Currently, Mr. Friedman is not being paid under this agreement and will not be paid until and only if we have sufficient working capital to permit payment of his salary. At this time, we believe that Mr. Friedman will waive any salary payments that have not been paid. However, we cannot be certain that that will be the case.  If and when we have the financial resources to do so, Mr. Friedman shall also receive fringe benefits in like kind and quality as our other executives. To date, we have not instituted any benefit plan among our employees.  A copy of his employment agreement is attached as an exhibit to our Form 8-K filing made with the SEC on January 27, 2006, and incorporated by reference herein.

Mr. Cingari’s employment as our chief operating officer is governed by a November 1, 2005, five year employment agreement that provides for a monthly salary of $8,000 along with certain equity incentives including the issuance of 600, 000 shares of our restricted common stock. The monthly salary is to increase to $11,000 upon the completion of adequate financing to allow the payment of such compensation. Currently, Mr. Cingari is being paid under this agreement and will continue to be paid only if we have sufficient working capital to permit payment of his salary.  If and when we have the financial resources to do so, Mr. Cingari shall also receive fringe benefits in like kind and quality as our other executives. To date, we have not instituted any benefit plan among our employees.  A copy of his employment agreement is attached as an exhibit to our Form 8-K filing made with the SEC on January 27, 2006, and incorporated by reference herein.

Currently, we have health insurance for the two executive officers.  We do not have pension, annuity, stock options, profit sharing or similar benefit plans; however, we intend to adopt plans in the future. There are presently no personal benefits available to any employees.

As previously discussed in our “Management” section, we have adopted a Code of Ethics. The Code is not intended to cover every possible situation in which an employee may find himself or herself. It is meant to give each employee the boundaries within which we expect each employee to conduct him or herself while representing our company. An employee may find himself or herself in a situation where there is no clear guidance given by the Code. If that occurs, we expect that the employee rely upon the return to the objective stated below: common sense, good judgment, high ethical standards and integrity.

Directors’ Compensation

Currently, we do not compensate our Directors for their services as such, nor do we plan to do so in the foreseeable future. We will however, reimburse our Directors for reasonable expenses they may incur in attending or participating in board meetings. To date, we have not made such reimbursements.

Indemnification of Directors and Officers

Currently, our certificate of incorporation and by-laws do not provide that for indemnification our directors, officers, employees and other agents. However,  our board of directors can amend the by-laws, and since they own a majority of our shares outstanding, they can cause our certificate of incorporation to be amended so that we can indemnify  our directors, officers, employees and other agents to the fullest extent  permitted by New Jersey law;  provided,  that such indemnified persons  acted in good faith and in a manner  reasonably  believed  to be in our best interest,  and, with respect to any criminal proceeding,  had no reasonable cause to believe such conduct was unlawful. We do not currently maintain liability insurance for our officers and directors. However, we may obtain such insurance in the future.

Similarly, our certificate of incorporation does not provide for exculpability for our officers and directors from personal liability for claims of breach of duty made by our company or our shareholders. However, present board of directors because of their majority ownership of our shares, can amend our  certificate of  incorporation  to provide that our officers and  directors will not be personally  liable to us or our  shareholders for damages for breach of any duty owed to us or our shareholders,  except for liabilities arising from any breach of duty based  upon an act or  omission  (i) in breach of the duty of loyalty to us, (ii) not in good faith or involving a knowing violation of law or (iii)  resulting in receipt by such director or officer of an improper  personal benefit.

Section 14A:3-5(2) of the New Jersey Business Corporation Act (the “Act”) empowers a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, arbitrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a corporate agent (i.e., a director, officer, employee or agent of the corporation or a director, officer, trustee, employee or agent of another related corporation or enterprise), against reasonable costs (including attorneys’ fees), judgments, fines, penalties and amounts paid in settlement incurred by such person in connection with such action, suit or proceeding, if such person acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal proceedings, had no reasonable cause to believe that the conduct was unlawful.

Section 14A:3-5(3) of the Act empowers a corporation to indemnify a corporate agent against reasonable costs (including attorneys’ fees) incurred by him or her in connection with any proceeding by or in the right of the corporation to procure a judgment in its favor which involves the corporate agent by reason of the fact that he or she is or was a corporate agent, if he or she acted in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation. However, no indemnification may be made in respect to any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation, unless and only to the extent that the Superior Court of New Jersey or the court in which such action or suit was brought shall determine that despite the adjudication of liability, such person is fairly and reasonably entitled to indemnity for such expenses which the court shall deem proper.

Section 14A:3-5(4) of the Act provides that to the extent that a corporate agent has been successful in the defense of any action, suit or proceeding referred to above or in the defense of any claim, issue or matter therein, he or she shall be indemnified against expenses (including attorneys’ fees) incurred by him or her in connection therewith. Section 14A:3-5(8) provides that the indemnification provided for by Section 14A:3-5 shall not be deemed exclusive of any rights to which the indemnified party may be entitled, with certain exceptions. Section 14A:3-5(9) empowers a corporation to purchase and maintain insurance on behalf of a director or officer of the corporation against any liability asserted against him or expenses incurred by him or her in any such capacity or arising out of his or her status as such whether or not the corporation would have the power to indemnify him or her against such liabilities and expenses under Section 14A:3-5.

Section 14A:2-7 of the Act provides that a New Jersey corporation's "certificate of incorporation may provide that a director or officer shall not be personally liable, or shall be liable only to the extent therein provided, to the  corporation or its shareholders for  damages for breach of any duty owed to the corporation or its shareholders, except that such provision shall not relieve a director or officer from liability for any breach of duty based upon an act or omission (a) in breach of such person's duty of loyalty to the corporation or its shareholders, (b)    not in good faith or involving a knowing violation of law or (c) resulting in receipt by such person of an improper personal benefit. As used in this subsection, an act or omission in breach of a person's duty of loyalty means an act or omission which that person knows or believes to be contrary to the best interests of the corporation or its shareholders in connection with a  matter in which he has a material conflict of interest."

Regarding indemnification for liabilities arising under the Securities Act of 1933, as amended,  that may be permitted to directors or officers under New Jersey, we have been informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the January 26, 2007, the total number of shares of common stock owned beneficially by directors and executive officers, individually, and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his or her shares and possesses sole voting and dispositive power with respect to the shares. Unless otherwise indicated, the address for each shareholder below is that of the Company, i.e. 280 Madison Avenue, Suite 1005, New York, NY 10016.

Name and address

Number of Shares

Percent

Title of Class

of beneficial owner

beneficially owned (1)

of class (2)

Shares of common stock

Michael Jordan Friedman (3)         5,070,307

31.66%

Shares of common stock

Dominick Cingari (3) (7)                  2,200,000

13.74%

Shares of common stock

Jay Odintz (4)                                       300,000

1.87%

Shares of common stock

Richard J. Verdiramo (4) (5)                    -0-

0.00%

3163 Kennedy Boulevard

Jersey City New Jersey 0730

Shares of common stock

Marcia Roberts (6)                             2,450,000

       15.30%

Shares of common stock

Illuminate, Inc. (5)                              4,013,810

25.06%

3163 Kennedy Boulevard

Jersey City New Jersey 0730

Shares of common stock

All officers and directors as a

Group (four) (8)                                   7,570,307

47.27%

____________________

(1)

The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Report from options, warrants, rights, conversion privileges or similar obligations.

(2)

Based on 16,014,475 shares of common stock issued and outstanding as of January 26, 2007. This does not include the 273,562 shares of common stock into which our issued and outstanding convertible promissory notes that we have issued can be converted. We cannot be assured any of these notes will be converted into common stock.

(3)

Officer and Director.

(4)

Director only.

(5)

Richard Verdiramo is the son of the principal shareholder of Illuminate, Inc., who is one of our principal shareholders. Richard Verdiramo denies any beneficial, dispositive, voting or equitable interest in the shares owned by Illuminate, Inc.

(6)

 Marcia Roberts is the mother of our president and chairman of the board, Michael Jordan Friedman. They each deny beneficial, dispositive, voting or equitable interest in each others’ stock.

(7)

These shares do not include 131,170 shares held by members of his family including 75,000 held by his father Salvatore J. Cingari, a member of our advisory board. Dominick Cingari denies any beneficial, dispositive, voting or equitable interest in the shares owned by his family members.

(8)

Not included in this Group are the two administrative (non-executive) officers who together own an additional 680,334 shares of common stock and the five members of our advisory board who together own an additional 250,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than as disclosed above in “Item 11. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters”, none of our directors or executive officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

We were formed in New Jersey as a blank check company on April 21, 2005, under the name Serino 1, Corp.  Our sole shareholder, officer and director at the time of formation was Vincent L. Verdiramo, who was issued his shares of our $.001 par value common stock (100,000 shares) in consideration of the payment of $100.  On May 1, 2005, Vincent L. Verdiramo returned 90,000 of his shares to treasury for cancellation and possible subsequent reissuance at a future time.  On December 16, 2005, we acquired Fresh Harvest Products, Inc., a New York corporation, by issuing 383,628 shares of our common stock (the “Exchange Shares”) to its 29 shareholders in exchange for their 383,628 shares of common stock (which was all of the acquired company’s then issued and outstanding shares).  Included among the 29 acquired company’s shareholders who received our shares in the aforementioned exchange are the following former officers and directors of that company who became officers and/or directors of our company upon our acquisition of Fresh Harvest Products, Inc (the New York corporation):

Michael Jordan Friedman

114,000 shares

Dominick Cingari

  33,333 shares

Jay Odintz

  10,000 shares

In addition, Michael Jordan Friedman’s mother, Marcia Roberts, and Robert C. Willis and A. William Bodine, a former officer and director, were issued 81,667, 100,000 and 5,085 Exchange Shares, respectively, in the December 16, 2005 acquisition transaction.  Ms. Roberts and her son, Mr. Friedman, deny beneficial, voting or dispositive interest in each other’s stock.  Pursuant to an agreement between the parties, Mr. Bodine’s Exchange Shares of 5,085 were cancelled in connection with his resignation as an officer and director of our company.

In connection with the December 16, 2005 acquisition transaction, Vincent L. Verdiramo returned his remaining 10,000 of our common stock to us for retirement. In consideration for returning these shares, on December 16, 2005, we issued his affiliate corporation, Illuminate, Inc., 165,532 shares of our common stock. Vincent Verdiramo is the father of one our directors, Richard J. Verdiramo.  Also, in connection with the December 16, 2005 acquisition, we agreed to pay

Illuminate, Inc. $400,000 in or about December 2007. Richard Verdiramo denies beneficial, voting and dispositive interest in the stock of Vincent Verdiramo and Illuminate, Inc.

Between November 2005 and March 2006, will privately sold shares of our common to 11 unaffiliated investors for a total of $126,000.

On February 1, 2006, we issued 689,762 shares of our restricted common stock to 41 individuals (including one director and four members of our advisory board to our board of directors) for services previously rendered to Fresh Harvest Products, Inc., the New York corporation, prior to its acquisition, collectively valued at $6,897.62.

Similarly, on February 1, 2006, we issued 8,915,425 shares of our restricted common stock to five of our officers and principal shareholders for services previously rendered to Fresh Harvest Products, Inc., the New York corporation, prior to its acquisition, collectively valued at $89,154.25. The shares were issued as follows:

Michael Jordan Friedman

2,886,000

Dominick Cingari

   966,667

Marcia Roberts

1,668,333

Illuminate, Inc.

.

3,104,425

William Bodine

   261,188*

* Pursuant to an agreement between the parties, these shares were cancelled in connection with his resignation as an officer and director of our company.

Also, on February 6, 2006, we issued an additional 4,214,160 shares of restricted common stock to four of our officers, directors and principal shareholders for services previously rendered to Fresh Harvest Products, Inc the New York corporation prior to its acquisition, collectively valued at $42,141.60.  The shares were issued as follows:

Michael Jordan Friedman

2,070,307

Dominick Cingari

   700,000

Marcia Roberts

   700,000

Illuminati International, Corp.

   743,853

On the 10th of April, 2006, A. William Bodine resigned for personal reasons from his post of CFO. He exercised his contractual right to leave the corporation’s employ and was granted compensation owed to him and insurance coverage for six months from the date of his resignation.

Prior to the acquisition by Serino 1, Fresh Harvest (the New York Corporation) accepted convertible loans from six individuals for an aggregrate of $100,000.00. The convertible loan notes provided for conversion of principal and interest into shares of common stock at the rate of $.50 per share. The interest rate on the loans is 10% per annum. The convertible loan term for each is for 18 months. We have assumed responsibility for said loans. The name of each lender and the maturity date and principal amount of each loan are as follows:

Sarah Dumbrille

November 26, 2006

$20,000

Linda Willis

December 8, 2006

$10,000

Richard Charles Philip Dumbrille

January 20, 2007

$10,000

Joseph Cingari

April 1, 2007

$15,000

Salvatore Cingari

April 1, 2007

$30,000

Thomas Cingari

April 1, 2007

$15,000

On January 19, 2007, the Company issued an additional 500,000 shares to Dominick Cingari, our COO, for his services in such capacity during the fiscal year 2006. Such shares were valued at $5,000.

ITEM 13. EXHIBITS

Exhibit

Description

3.1a

Certificate of Incorporation                                                                                            Previously Filed (1)

3.1b

Certificate of Amendment of Certificate of Incorporation                                             Previously Filed (1)

3.1c

Certificate of Amendment of Certificate of Incorporation                                             Previously Filed (2)

3.2

By-Laws                                                                                                                          Previously Filed (1)

10.1

Merger Agreement between Serino 1, Corp. and Fresh Harvest Products, Inc.

(the NY corporation)                                                                                                       Previously Filed (2)

10.2

Friedman Employment Contract                                                                                     Previously Filed (2)

10.3

Cingari Employment Contract                                                                                        Previously Filed (2)

10.5

March 20, 2006 Purchase Order                                                                                     Previously Filed (4)

10.6

June 1, 2005 Sarah Dumbrille Loan Agreement                                                             Previously Filed (4)

10.7

June 8, 2005 Linda Willis Loan Agreement                                                                   Previously Filed (4)

10.8

July 21, 2005 Richard Charles Philip Dumbrille Loan Agreement                                Previously Filed (4)

10.9

October 1, 2005 Joseph Cingari Loan Agreement                                                          Previously Filed (4)

10.10

October 3, 2005 Salvatore Cingari Loan Agreement                                                     Previously Filed (4)

10.11

October 3, 2005 Thomas Cingari Loan Agreement                                                       Previously Filed (4)

10.12

Form of SoySlim Agreement as executed as of February 1, 2006                                 Included

10.13

Factoring Agreement between Platinum Funding Services LLC

and the Registrant effective January 2, 2007                                                                  Previously Filed (5)

10.14

Funding Agreement between Platinum Funding Services LLC

and the Registrant effective January 2, 2007                                                                  Previously Filed (5)

10.15

Performance Guaranty between Platinum Funding Services LLC

and Michael Friedman                                                                                                    Previously Filed (5)

10.16

Performance Guaranty between Platinum Funding Services LLC

and Michael Friedman                                                                                                    Previously Filed (5)

10.17

Right of Set-Off Letter in favor of Platinum Funding Services LLC

dated January 2, 2007                                                                                                     Previously Filed (5)

10.18

Security Agreement between Platinum Funding Services LLC

and the Registrant effective January 2, 2007                                                                  Previously Filed (5)

10.19

March 8, 2006 Barry Moskowitz Loan Agreement                                                        Included

10.20

September 19, 2006 Hendrik Freund Loan Agreement                                                  Included

14

Code of Ethics                                                                                                                 Previously Filed (4)

16

Letter by former CPA                                                                                                     Previously Filed (3)

31

Certification Chief Executive Officer/Principal Financial Officer required by Rule

13a-14(a) or Rule 15d- 14(a), Friedman                                                              Included

32

Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Friedman                 Included

99.1

Trademarks and Trade Names                                                                                        Previously Filed (4)

99.2

Correspondence voiding SoySlim Agreement                                                                Previously Filed (5)

99.3

Corporate Certificate in favor of Platinum Funding Services, LLC                               Previously Filed (6)

(1)

By the Registrant as an exhibit to its Form 10SB posted June 29, 2005.

(2)

By the Registrant as an exhibit to its Form 8 K posted January 27, 2006.

(3)

By the Registrant as an exhibit to its Form 8 K/A posted March 24, 2006.

(4)

By the Registrant as an exhibit to its Form SB-2 posted on May 12, 2006.

(5)

By the Registrant as an exhibit to its Form 8 K posted February 1, 2007.

(6)

By the Registrant as exhibits to its Form 8 K posted January 5, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended October 31, 2006 and 2005:

Fiscal 2006

Fiscal 2005

Fee Category

Fees

Fees

Audit Fees

$   5,000

$   3,500

Audit Related Fees

$          0

$          0

Tax Fees

$          0

$          0

All Other Fees

$          0

$          0

--------------

--------------

Total Fees

$   5,000

$   3,500

========

========

Audit Fees.

Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees .

Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

Tax Fees .

 Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees .

Consists of fees for product and services other than the services reported above.

Pre-Approval Policies and Procedures .

Prior to engaging its accountants to perform a particular service, the Company's Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Harvest Products, Inc.

(Registrant)

/s/  Michael Jordan Friedman

__________________________________________

Michael Jordan Friedman

(Chief Executive Officer, Chief Financial Officer, President and Chairman of the Board of Directors)

Date: February 9, 2007

INDEX TO ATTACHED EXHIBITS

Exhibit 10.12 - Form of SoySlim Agreement as executed as of February 1, 2006

Exhibit 10.19 - March 8, 2006 Barry Moskowitz Loan Agreement

Exhibit 10.20 - September 19, 2006 Hendrik Freund Loan Agreement

Exhibit 31.1   - Certification Chief Executive Officer/Principal Financial Officer required by Rule 13a-14(a) or Rule

                         15d- 14(a), Friedman

Exhibit 32.1   -  Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

                          906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Friedman