Form 10QSB
period 2007-01-31
Fresh Harvest Products, Inc.
filed 2007-03-26
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  March 19, 2007 – 16,014,475

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

FRESH HARVEST PRODUCTS, INC.

FORM 10-QSB

INDEX

Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements as of January 31, 2007

Balance Sheet

3

Statements of Operations

4

Statement of Stockholders’ Equity

5

Statements of Cash Flows

6

Notes to Financial Statements

7-11

  Item 2. Management's Discussion and Analysis of Financial Condition

  and Plan of Operation

12

  Item 3. Control and Procedures

17

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

18

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

18

  Item 3. Defaults upon Senior Securities

18

  Item 4. Submission of Matters to a Vote of Security Holders

19

  Item 5. Other Information

19

  Item 6. Exhibits

20

Signature

20

Exhibits

attached

PART I

Item 1.  FINANCIAL INFORMATION

FRESH HARVEST PRODUCTS, INC. (A Development Stage Company) Balance Sheet
January 31, 2007
(unaudited)
ASSETS
Current Assets
Cash in Bank	$ 35,421
Accounts Receivable, net	40,931
Prepaid Expenses	1,295
Inventory	224,840
Total Current Assets	302,487
Fixed Assets, net	31,086

TOTAL ASSETS	$ 333,573

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 67,030
Accrued Expenses Payable	80,555
Payroll and Related Taxes Payable	96,974
Loans Payable, current portion	532,500
Loans Payable to Related Parties	277,321
Inventory Financing Payable	61,216
Total Current Liabilities	1,115,596
Long-Term Liabilities
Loans Payable	168,000
Total Liabilities	1,283,596

Stockholders' Deficit
Common Stock, Authorized 200,000,000 Shares,
Issued and Outstanding: 16,014,475 Shares,
Par Value $0.0001	1,601
Paid in Capital	540,374
Accumulated Deficit	(1,491,998)
Total Stockholders' Deficit	(950,023)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 333,573

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC. (A Development Stage Company) Statements of Operations (unaudited)
	Quarter Ended January 31, 2007	Quarter Ended January 31, 2006	Since Inception [Nov 26, 2003] Through January 31, 2007

Revenue	$ 46,506	$ -	$ 224,073
Returns	(21,504)	-	(21,504)
Total Revenue	25,002	-	202,569

Cost of Goods Sold	34,352	-	153,351

Gross Profit	(9,350)	-	49,218

Operating Expenses
Depreciation & Amortization	1,522	-	3,822
Merger Costs	-	400,000	400,000
General & Administrative	207,251	114,636	1,137,394

Total Expenses	208,773	514,636	(1,541,216)

Loss before Taxes	(218,123)	(514,636)	(1,491,998)

Provision for Income Taxes	-	-	-

Net Loss	$ (218,123)	$ (514,636)	$ (1,491,998)

Basic and Diluted Loss per Share	$ (0.01)	$ (0.03)	$ (0.09)

Weighted Average Number of Shares	15,808,042	15,166,840	16,160,258

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC. (A Development Stage Company) Statement of Stockholders’ Deficit For the period from November 1, 2006 to January 31, 2007 (unaudited)
	Common	Stock	Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at October 31, 2006	16,166,840	$1,617	$505,594	$(1,273,875)	$(766,664)
Shares Issued November 2006	33,835	3	3,280		3,283
Shares Issued December 2006	8,300	1	829		830
Shares Decreased (December 2006)	(1,000,000)	(100)	(49,900)		(50,000)
Shares Issued January 2007	805,500	80	80,571		80,651
Net Loss for the Quarter ended January 31, 2007				(218,123)	(218,123)
Balance, January 31, 2007	16,014,475	$1,601	$540,374	$(1,491,998)	$(950,023)

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC. (A Development Stage Company) Statements of Cash Flows (unaudited)
	Quarter Ended January 31, 2007	Quarter Ended January 31, 2006	Since Inception [Nov 26, 2003] Through January 31, 2007
Cash flows provided by (used for) operating activities:
Net loss	$ (218,123)	$ (514,636)	$ (1,491,998)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation & Amortization	1,522	0	3,822
Stock issued for services	84,764	15,300	349,203
Stock issued for product rights	-	-	50,000
Merger costs	-	400,000	400,000

Changes in assets and liabilities:
Increase (Decrease) in accrued expenses payable	20,796	(1,200)	80.555
Increase in accounts payable	3,715	0	67,030
Increase in payroll and related taxes payable	20,876	15,978	96,974
Increase/(Decrease) in accounts receivable	74,826	0	(40,931)
(Increase) in prepaid expenses	(1,295)	0	(1,295)
Increase in inventory	(77,139)		(224,840)
Increase in inventory financing payable	61,216	0	61,216

Net cash provided by (used for) operating activities	(28,842)	(84,558)	(650,264)

Cash flows provided by (used for) investing activities:
Organization costs	0	0	(250)
Purchase of fixed assets	(2,658)	0	(34,658)
Cash procided by (used for) investing activities	(2,658)	0	(34,908)

Cash flows provided by (used for) financing activities:
Loan Payments	(10,000)		(72,000)
Proceeds from issuance of loans payable from Related Parties	0	0	288,821
Proceeds from issuance of loans payable	126,000	0	361,000
Sale of common stock	0	90,000	123,969
Redemption of Capital Stock (SoySlim)	(50,000)	0	(50,000)
Capital Contributions	0	0	68,803

Cash provided by (used for) financing activities	66,000	90,000	720,593

Net Change in Cash	34,500	5,442	35,421

Beginning Cash	921	30,235	0

Ending Cash	$ 35,421	$ 35,677	$ 35,421

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2007

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

As a development stage company, FHP's primary efforts have been devoted to developing its line of organic food products and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  As of January 31, 2007, the Company had approximately $35,421 in cash.  Management believes that cash on hand as of January 31, 2007 is not sufficient to fund operations through January 31, 2007.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

January 31, 2007

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

Common shares and common share equivalents of 15,840,173, issued by the Company at prices below the offering price during the twelve-month period prior to the proposed offering date have been included in the calculation of common share and common share equivalents as if they were outstanding for all periods presented

Dividends

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

January 31, 2007

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

NOTE 4.

LOANS PAYABLE

Loans payable consist of the following:

January 31, 2007
Convertible loans bearing interest at a rate of 10% and due at various dates between November 2006 and April 2007. The notes are convertible into common shares at any time between the date of issue of the notes and their due dates at a conversion rate of $0.50 per share for a total of 200,000 shares. The Company is currently negotiating extensions on a note that was due in November 2006 and may seek extensions on others as they come due.	$90,000
Note payable incurred in connection with reverse merger, due December 16, 2007 – see Note 1	400,000
Convertible notes bearing interest at a rate of 4% and due September 2007. The note is convertible into common shares at any time at the option of the lender or the Company at a 35% discount of the market price of the Company’s common shares. The Company may negotiate extensions for loans due in September 2007.	35,000
Convertible loan bearing interest at a rate of 12% and due September 2008. The loan is convertible into common shares at any time at a conversion rate of $2.00 per share for a total of 50,000 shares.	100,000
Convertible loan bearing interest at a rate of 10% and due November 30, 2008. The loan is convertible into common shares at any time at a conversion rate of $.085 per share, for a total of 58,823 shares.	50,000
Convertible loan bearing interest at a rate of 10% and due December 23, 2008. The loan is convertible into common shares at any time at a conversion rate of $.095 per share, for a total of 18,948 shares.	18,000
Non-convertible short term loan bearing interest at a rate of 5% and due in January 2007.	7,500
Total:	$700,500
Current portion	(532,500)
Long Term	$242,500

FRESH HARVEST PRODUCTS, INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2007

NOTE 5.

STOCKHOLDERS’ EQUITY

Common Stock –all Common Stock has a par value of $0.0001.

In January 2007 the Company issued 806,500 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $80,650.

In December 2006 the Company issued 8,300 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $830.

In December 2006 the Company retired 1,000,000 shares from SoySlim, Inc.  The deal was declared null and void by both parties.

In November 2006 the Company issued 32,835 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $3,283.50.

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

As of January 31, 2007 deferred income taxes have been recorded due to the Company having no history of profitable operations.  Significant components of the Company’s net deferred income taxes are as follows:

FRESH HARVEST PRODUCTS, INC.

(A Development Stage Company)

Notes to Financial Statements

January 31, 2007

Net operating loss carry forwards

$510,000

Less:  Valuation allowance

(510,000)

Net deferred income tax asset

$           0

During the year ended January 31, 2007 the valuation allowance increased by $412,000.

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

Overview

We are a start-up, development Stage Company and have generated only nominal revenues from our organic food business operations since inception on November 26, 2003 through January 31, 2007 ($202,569). We only began having revenues from operations during the quarter ending July 31, 2006. Our net loss from inception until January 31, 2007 is $1,491,998 and to date, we have been dependent upon equity and debt financing. Since our inception through January 31, 2007, we have been funded through capital contributions of $68,803 from Michael Jordan Friedman, our President and Chief Executive Officer, from the sale of common stock between November 2005 through January 31, 2007 for gross proceeds of $123,969 to 11 investors, from convertible loans totaling $293,000 from ten individuals, and one private loan of $7,500. $68,000 of those convertible loans was issued during the quarter ended January 31, 2006 as well as the private loan of $7,500. In addition, Arthur Friedman, the father of the Company’s President and CEO, has made advances to Fresh Harvest $213,821.00 since inception.  Illuminate, Inc., a principal shareholder, has made advances of $13,000 to Fresh Harvest. Such advances do not have written terms and are not convertible nor is the $7,500 private loan.

We were formed in New Jersey as a blank check company on April 21, 2005, under the name Serino 1, Corp. with no operations, assets or purpose other than purpose of seeking a privately held operating company as an acquisition or merger candidate. On December 16, 2005, we acquired Fresh Harvest Products, Inc., a New York corporation, a development stage company in the organic food business, and absorbed its operations into our business. As a result of the acquisition, we are no longer a blank check company, and the controlling shareholders of the acquired company became the controlling shareholders of our company. The acquisition was considered a reverse acquisition for accounting and financial reporting purposes. The unaudited consolidated financial statements that are a part of this Report include the accounts of our company since the acquisition (December 16, 2005) and the historical accounts of Fresh Harvest Products, Inc. the New York corporation since the date of its inception, November 26, 2003. All significant intercompany balances and transfers have been eliminated in consolidation.

After the acquisition, our business plan has been to market and distribute (both domestic and imported) a line of organic food products. We intend our focus to be on the finding quality organic and artisan food products throughout the world.  We plan that our Fresh Harvest branded organic food products will be produced by artisan farms, co-ops and families who have historically grown organic products. We initially plan to offer products that include: olive oils from Italy and Spain; coffee from South America, USA and Africa and Fresh Harvest Health Bars that have no sugar added, are cholesterol free, trans fat free, low in sodium and gluten free. Our goal is to bring healthy, great tasting organic food products at affordable prices to the mass markets.  All packaging has been previously designed and approved. We also plan to market and distribute a line of Fresh Harvest Health Bars once that product can be produced. We are now selling the product line to select supermarkets chains in the eastern part of the United States. We have one trade name (Wings of Nature™).

As a development stage company, our primary efforts have been devoted to developing our line of organic food products and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future.  As of January 31, 2007, the Company had current assets of $302,487, comprised primarily of cash ($35,421), and accounts receivable ($40,931) and inventory ($224,840).  Management believes that cash on hand as of January 31, 2007 are not sufficient to fund operations for the next 12 months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing as well as enter into factoring arrangements using our receivables to finance our operations. In addition, we will attempt to raise funds through the sale of equity. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

In this regard, on January 2, 2007, we entered into a two year factoring arrangement with Platinum Funding Services LLC. As of February 1, 2007, in conjunction with this arrangement, Platinum had opened a Letter of Credit on behalf of the Company in the amount of CAD$140,294.64 (approximately US$121,300) for the benefit of the Company’s third party manufacturer. Platinum has agreed to provide, at any one time, up to US$150,000 through letter of credit financing for the transactions contemplated by the subject agreements. For detailed information, see our Current Report on Form 8K filed with the SEC on February 1, 2007 including the exhibits thereto, all of which are incorporated by reference herein. As of January 31, 2007, we had not utilized this line of credit.

Our unaudited financial statements contained in this Report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. Our financial statements indicate that we incurred net losses for the period from inception of November 26, 2003 to January 31, 2007 of $1,491,998.

In the audited financial statements contained in our Annual Report on Form 10KSB for the year ended October 31, 2006, our auditors had provided an explanatory note that indicated that we are a development stage company and our ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. We believe that nothing has happened in our business operation since then that would change our auditor’s opinion about this.

During the next 12 months, we have no material commitments for capital including but not limited to the purchase or sale of a plant or significant equipment. In addition, we do not expect to incur research and development costs within the next 12 months or have any significant changes in the number of our employees.

Plan of Operation for the Next Twelve Months

Our plan of operation for the twelve months following the date of this Report is to continue to develop and expand our business operations to have sustainable cash flow. We will be delayed in initiating our business plan if and until we have at least an additional $1,000,000 of capital. If we are not successful in raising this capital, we will have to reassess our plan or our chances of being profitable. The plan of operation over the next 12 months may include, but not exclusively, activities such as:

·

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

·

Completion of our website, www.freshharvestproducts.com which is currently under construction. Estimated cost: $25,000.

·

Establishing and/or solidifying relationships with manufacturers, packagers and suppliers, including growers of organic foods such as artisan farms, co-ops and farming families in America and throughout the world. Estimated cost: $125,000 (which includes the production of sample products).

·

Establishing a distribution network for our products including supermarkets, independent grocers, food brokers and snack distributors.  Estimated cost: $55,000.

·

Conducting a search for new manufacturers and packaging companies.

·

Commence and establish marketing, advertising and promotion programs to increase brand equity and awareness. Estimated cost:  $220,000.

·

Salaries, including for present employees and possible new hiring of additional management personnel and appropriate operating and sales staff. Estimated cost: $125,000.

·

Partial repayment of convertible loans. Estimated cost: $20,000.

·

Repayment of the Note payable incurred in connection with the reverse merger, which is due approximately December 16, 2007.  Estimated cost: $430,000.

These are only estimates and no assurance can be given regarding either statement as to timing or actual eventuality. If we can raise more than the minimum amounts indicated above, we anticipate spending increased amounts on establishing and expanding our distribution network, marketing, advertising and promotions.

We commenced operations and first had revenues from operations during our third quarter ended July 31, 2006. It is our plan that our business operations will generate sufficient revenues to sustain our operations and cash flow by January 1, 2008.  We have recently purchased a minimum number of products (coffee, health and coffee and salsa), and anticipates sales that will provide revenues for operations. The revenue generated from these sales will be used to make additional product purchases and minimally fund our operations.

We estimate that our cash and other current assets as of January 31, 2007, of approximately $302,487 will only be sufficient to meet our short term needs for approximately four months.  If we are unable to raise the required financing, we will be delayed in commencing our business plan.  Currently, because we are considered a new business with limited credit history with vendors, suppliers, manufacturers, packagers and food producers, we must pay for our purchases “up front” and are not granted credit terms. This will continue until we have established a satisfactory credit history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. Our inability to obtain credit from such providers has a significant impact upon our liquidity and our ability to utilize funds for other purposes. Similarly, if and when we hire salesmen and /or additional personnel, including management and sales personnel, the cost related to such hirings will have a significant impact on our liquidity and deployment of funds.

Results of Operations for Three Month Periods Ending January 31, 2006 and January 31, 2007.

Financial Information from Comparative Quarters

We first began to have revenues during the quarter ending July 31, 2006. Prior to that we did not have revenues and only had losses. Accordingly, a comparison of the results of accounting periods prior to the quarter ending July 31, 2006 may not be meaningful in making investment evaluations regarding our company. We are presently in the development stage of our business.  In that regard, we can provide no assurance that we will ever be profitable in our operations.

For the three months ended January 31, 2007, we recorded revenues of $25,002 versus revenues of $-0- in the same period of 2006. The increase in revenues is solely attributed to the commencement of operations during the quarter ended July 31, 2006.

Gross profit, defined as revenues less cost of goods sold, was $(9,350) for the three months ended January 31, 2007, compared to $-0- for the three months ended January 31, 2006. The difference is attributed to the fact there were no sales during the 2006 period, and thus no cost of goods sold.

Cost of goods sold was $34,352 for the three months ended January 31, 2007 compared to $-0- for the three months ended January 31, 2006. Such change is solely due to the fact that there were no sales in the 2006 period and thus no cost of goods sold.

We incurred operating expenses in the amount of $208,773 for the three months ended January 31, 2006, and $514,636 for the three months ended January 31, 2006.

Our net loss decreased from $514,636 for three months ended January 31, 2006 to $218,123 for the three months ended January 31, 2007. The 2007 period had an increase in general and administrative expenses to $207,251 from $114,636 in the 2006 period primarily due to a increase in operating activities, including marketing and salary expenses, in the 2007 period as opposed to the 2006 period. However, the 2006 period reflects a one time charge of $400,000 attributable to the December 2005 merger.

Financial Condition and Liquidity

At January 31, 2007, we had current assets of $302,487 including cash in the amount of $35,421, inventory of $224,840 and accounts receivable of $40,931.  We had net fixed assets of $31,086 and prepaid expenses of $1,295.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Significant Accounting Policies

Our discussion and analysis of the Company’s financial condition and results of operations are based upon our consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles. The application of our critical accounting policies is particularly important to the portrayal of our financial position and results of operations. These critical accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Accounting Basis

The basis is United States generally accepted accounting principles.  Effective December 16, 2005, the Company declared a 1 for 30 reverse split of its common shares.  Such split has been retroactively affected in all periods presented.

Earnings per Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted during the period for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.  Potentially dilutive common shares of approximately 275,000 related to convertible loans were not included in the calculation for any periods presented as they are anti-dilutive.

Common shares and common share equivalents of 15,840,173, issued by the Company at prices below the offering price during the twelve-month period prior to the proposed offering date have been included in the calculation of common share and common share equivalents as if they were outstanding for all periods presented

Dividends

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

Internal Controls

In connection with the effectiveness of our Registration Statement on Form 10-SB, we first became subject to the reporting obligations of Section 13 of the Exchange Act in July 2005, and we became an active company (changing our status as a “blank check” company) in December 2005. Accordingly, we have only recently adopted and implemented various measures in order to improve control processes and corporate governance. As a non-reporting company, we were not required to adopt the types of internal control procedures that a reporting, active public company must adopt and maintain. Accordingly, since becoming an active company, we have taken steps to enhance existing policies, or implement new ones, so as to have an effective system of internal controls over financial reporting. These measures, which either have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, include the development of policies and procedures and the educating of employees on existing policies and procedures in an effort to continuously improve our overall control environment.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We recorded the following unregistered sales or issuances of equity securities (including derivative securities) during the quarter ended January 31, 2007:

•

847,635 shares of common stock were issued to 11 individuals for services or other non-cash consideration valued at $ 8,476.35;

•

A $50,000 convertible promissory note (issued by one lender) convertible into up to 58,824 shares (i.e. a conversion rate of one share converted into every $.85 of the principal amount converted); and

•

An $18,000 convertible promissory note (issued by one lender) convertible into up to 18,948 shares (i.e. a conversion rate of one share converted into every $.95 of the principal amount converted).

All of such issuances of securities detailed immediately above were issued in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending April 30, 2006 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

None

Item 6.  Exhibits.

          (a)  Exhibits

10.1 November 30, 2006, $50,000 Convertible Promissory Note (Lender: Nancy Stetson)

10.1 December 23, 2006, $18,000 Convertible Promissory Note (Lender: Margaret McMurrer)

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

Date: March 26, 2007

20