Form 10QSB
period 2007-04-30
Fresh Harvest Products, Inc.
filed 2007-06-14
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  June 11, 2007 – 16,711,805

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

FRESH HARVEST PRODUCTS, INC.

FORM 10-QSB

INDEX

PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet

3

Statement of Operations

4

Statement of Stockholders’ Equity

5

Statement of Cash Flows

6

Notes to Financial Statements

7

  Item 2. Management's Discussion and Analysis of Financial Condition

  and Plan of Operation

12

  Item 3. Control and Procedures

17

PART II-- OTHER INFORMATION

  Item 1. Legal Proceedings

18

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

19

  Item 3. Defaults upon Senior Securities

19

  Item 4. Submission of Matters to a Vote of Security Holders

20

  Item 5. Other Information

20

  Item 6. Exhibits

20

Signature

21

Exhibits

attached

PART I

Item 1.    FINANCIAL INFORMATION - FINANCIAL STATEMENTS AS OF 04/30/2007

FRESH HARVEST PRODUCTS, INC. (A Development Stage Company) Balance Sheet
April 30, 2007
(unaudited)

ASSETS
Current Assets
Cash in Bank	$ 19,439
Accounts Receivable, net	69,676
Prepaid Expense(s)	845
Inventory	186,458
Total Current Assets	276,418

Fixed Assets, net	29,565

TOTAL ASSETS	$ 305,983

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$ 81,191
Accrued Expenses Payable	96,568
Payroll and Related Taxes Payable	103,951
Loans Payable, current portion	532,500
Loans Payable to Related Parties	321,276
Total Current Liabilities	1,135,486
Long-Term Liabilities
Loans Payable	263,000
Total Liabilities	1,398,486

Stockholders’ Deficit
Common Stock, Authorized 200,000,000 Shares,
Issued and Outstanding: 16,014,475 Shares,
Par Value $0.0001	1,601
Paid in Capital	540,373
Accumulated Deficit	(1,634,477)
Total Stockholders’ Deficit	(1,092,503)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$ 305,983

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC. (A Development Stage Company) Statements of Operations (unaudited)
	Three Months Ended April 30, 2007	Three Months Ended April 30, 2006	Six Months Ended April 30, 2007	Six Months Ended April 30, 2006	Since Inception [Nov 26, 2003] Through April 30, 2007

Revenue	$ 63,946	$ -	$ 88,948	$ 80	$ 266,515

Cost of Goods Sold	47,582	-	81,934	-	200,933

Gross Profit	16,364	-	7,014	-	65,582

Operating Expenses
Depreciation & Amortization	1,522	-	3,044		5,344
Merger Costs	-	-		400,000	400,000
General & Administrative	157,321	186,190	364,572	316,860	1,294,715

Total Expenses	158,843	186,190	367,616	716,860	1,700,059

Loss before Taxes	(142,479)	(186,190)	(360,602)	(716,780)	(1,634,477)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$ (142,479)	$(186,190)	$ (360,602)	$ (716,780)	$ (1,634,477)

Basic and Diluted Loss per Share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.05)	$ (0.10)

Weighted Average Number of Shares	16,014,475	15,166,840	15,911,258	15,166,840	16,125,486

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC. (A Development Stage Company) Statement of Stockholders’ Deficit For the period from November 1, 2006 to April 30, 2007 (unaudited)
	Common	Stock	Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at October 31, 2006	16,166,840	1,617	505,594	(1,273,875)	(766,664)

Shares Issued November 2006	33,835	3	3,280		3,283
Shares Issued December 2006	8,300	1	829		830
Shares Decreased (December 2006)	(1,000,000)	(100)	(49,900)		(50,000)
Shares Issued January 2007	805,500	80	80,571		80,651
Net Loss for the six months ended April 30, 2007				(360,602)	(360,602)

Balance, January 31, 2007	16,014,475	1,601	540,374	(1,634,477)	$ (1,092,502)

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC. (A Development Stage Company) Statement of Cash Flows (unaudited)
	Six Months Ended April 30, 2007	Six Months Ended April 30, 2006	Since Inception [Nov 26, 2003] Through April 30, 2007

Cash flows provided by (used for) operating activities:
Net loss	$ (360,602)	$ (716,780)	$ (1,634,477)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation & Amortization	3,042	0	5,342
Stock issued for services	84,764	-	349,203
Stock issued for product rights	-	-	50,000
Merger costs	-	-	400,000

Changes in assets and liabilities:
Increase in accrued expenses payable	36,809	49,850	96,568
Increase in accounts payable	17,876	0	81,191
Increase in payroll and related taxes payable	27,853	45,632	103,951
(Increase) / Decrease in accounts receivable	46,081	0	(69,676)
(Increase) / Decrease in Prepaid Expenses	(845)	2,675	(845)
(Increase) / Decrease in inventory	(38,757)	0	(186,458)
Increase / (Decrease) in inventory financing payable	0	0	0

Net cash provided by (used for) operating activities	(183,779)	(618,623)	(805,201)

Cash flows provided by (used for) investing activities:
Organization Costs	0	0	(250)
Purchase of fixed assets	(2,658)	0	(34,658)
Cash provided by (used for) investing activities	(2,658)	0	(34,908)

Cash flows provided by (used for) financing activities:
Loan repayments	(10,000)	0	(72,000)
Proceeds from advances from Related Parties	94,455	5,000	383,276
Proceeds from issuance of loans payable	170,500	425,000	405,500
Sale of common stock	0	158,943	123,969
Redemption of Capital Stock (SoySlim)	(50,000)		(50,000)
Capital Contributions	0	0	68,803

Cash provided by (used for) financing activities	204,955	588,943	859,546

Net Change in Cash	18,518	(29,680)	19,439

Beginning Cash	921	30,235	0

Ending Cash	$ 19,439	$ 555	$ 19,439

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007

NOTE 1.

GENERAL ORGANIZATION AND BUSINESS

Serino 1, Corp., (the “Company” or “Serino”), a non-operating public company, was incorporated on April 21, 2005 in the State of New Jersey.

On December 16, 2005, Serino entered into an agreement and plan of merger (the “Agreement”) with Fresh Harvest Products, Inc. (“FHP”), which was incorporated on November 26, 2003 in the State of New York, and Certain Shareholders of FHP.  FHP is a development stage company organized to market and distribute a line of organic food products.  Pursuant to the Agreement, Serino acquired 100% of the outstanding capital stock of FHP.  In connection with the merger, Serino changed its name to Fresh Harvest Products, Inc.  Under the terms of the Agreement, the stockholders of FHP exchanged all of their issued and outstanding shares of common stock for 383,628 shares of Serino common stock (the “Exchange”).  Concurrent with the Exchange the principal and founding shareholder of Serino retired all of its founding shares in exchange for 165,532 new shares of FHP.  The 383,628 shares of common stock issued to the FHP stockholders represents approximately 70.00% of the ownership interests in Serino.  FHP had no outstanding options or warrants immediately prior to the merger.  The Exchange, which resulted in the stockholders of FHP having control of Serino, represents a recapitalization of Serino, or a “reverse merger” rather than a business combination.  In connection therewith, Serino’s historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by Serino in the Exchange while FHP’s historical accumulated deficit was carried forward and the statement of operations reflects the activities of FHP from the commencement of its operations on November 26, 2003.

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

As a development stage company, FHP’s primary efforts have been devoted to developing its line of organic food products and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  As of April 30, 2007, the Company had approximately $19,439 in cash.  Management believes that cash on hand as of April 30, 2007 is not sufficient to fund operations through April 30, 2008.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

April 30, 2007

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

The Company has not issued any options or warrants or similar securities since inception.  Potentially dilutive common shares of approximately 775,000 related to convertible loans were not included in the calculation for any periods presented as they are anti-dilutive.

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

April 30, 2007

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

NOTE 4.

LOANS PAYABLE

Loans payable consist of the following:

April 30, 2007
Convertible loans bearing interest at a rate of 10% and due at various dates between November 2006 and April 2007. The notes are convertible into common shares at any time between the date of issue of the notes and their due dates at a conversion rate of $0.50 per share for a total of 200,000 shares. The Company is currently negotiating extensions of these loans.	$90,000
Note payable incurred in connection with reverse merger, due December 16, 2007 – see Note 1	400,000
Convertible notes bearing interest at a rate of 4% and due September 2007. The note is convertible into common shares at any time at the option of the lender at a 35% discount of the market price of the Company’s common shares. The Company may negotiate extensions for loans due in September 2007.	35,000
Convertible loan bearing interest at a rate of 12% and due September 2008. The loan is convertible into common shares at any time at a conversion rate of $2.00 per share for a total of 50,000 shares.	100,000
Convertible loan bearing interest at a rate of 10% and due November 30, 2008. The loan is convertible into common shares at any time at a conversion rate of $.085 per share, for a total of 58,823 shares.	50,000
Convertible loan bearing interest at a rate of 10% and due December 23, 2008. The loan is convertible into common shares at any time at a conversion rate of $.095 per share, for a total of 18,948 shares.	18,000
Non-convertible short term loan bearing interest at a rate of 5% and due in July 2007.	7,500
Convertible note bearing interest at a rate of 10% and due February 2009. The note is convertible into common shares at any time at the option of the lender at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	15,000
Convertible note bearing interest at a rate of 12% and due February 2009. The note is convertible into common shares at any time at the option of the lender at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	30,000
Convertible notes bearing interest at a rate of 10% and due April 2009. The notes are convertible into common shares at any time at the option of the lender at $0.45 per share or a 35% discount of the market price of the Company’s common shares.	35,000
Convertible note bearing interest at a rate of 10% and due April 2009. The note is convertible into common shares at any time at the option of the lender at $0.50 per share or a 35% discount of the market price of the Company’s common shares.	15,000
Total:	$795,500
Less: current portion	(532,500)
Long Term	$263,000

FRESH HARVEST PRODUCTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007

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

April 30, 2007

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

Overview

We are a start-up, development stage company and have generated only nominal revenues from our organic food business operations since inception on November 26, 2003 through April 30, 2007 ($266,515). We only began having revenues from operations during the quarter ending July 31, 2006. Our net loss from inception until April 30, 2007 is $1,634,477 and to date, we have been dependent upon equity and debt financing. Since our inception through April 30, 2007, we have been funded through capital contributions of $68,803 from Michael Jordan Friedman, our President and Chief Executive Officer, from the sale of common stock between November 2005 through April 30, 2007 for gross proceeds of $123,969 to 11 investors, from convertible loans totaling $388,000 from 15 individuals, and one private loan of $7,500. $95,000 of those convertible loans was issued during the quarter ended April 30, 2007. In addition, Arthur Friedman, the father of the Company’s President and CEO, has made advances to Fresh Harvest of $213,821.00 since inception through the quarter ending April 30, 2007.  Illuminate, Inc., a principal shareholder, has made advances of $13,000 to Fresh Harvest. Such advances do not have written terms and are not convertible nor is the previously mentioned $7,500 private loan.

We were formed in New Jersey as a blank check company on April 21, 2005, under the name Serino 1, Corp. with no operations, assets or purpose other than the purpose of seeking a privately held operating company as an acquisition or merger candidate. On December 16, 2005, we acquired Fresh Harvest Products, Inc., a New York corporation, a development stage company in the organic food business, and absorbed its operations into our business. As a result of the acquisition, we are no longer a blank check company, and the controlling shareholders of the acquired company became the controlling shareholders of our company. The acquisition was considered a reverse acquisition for accounting and financial reporting purposes. The unaudited consolidated financial statements that are a part of this quarterly report include the accounts of our company since the acquisition (December 16, 2005) and the historical accounts of Fresh Harvest Products, Inc. the New York corporation since the date of its inception, November 26, 2003. All significant intercompany balances and transfers have been eliminated in consolidation.

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

As a development stage company, our primary efforts have been devoted to developing our line of organic food products and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future.  As of April 30, 2007, the Company had current assets of $276,418 that includes cash ($19,439), prepaid expenses ($845), net accounts receivable ($69,676) and inventory ($186,458).  Management believes that the liquid cash and other liquid assets on hand as of April 30, 2007 are not sufficient to fund operations for the next 12 months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing as well as seeking to enter into factoring arrangements using our receivables to finance our operations. In addition, we will attempt to raise funds through the sale of equity. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. Our financial statements indicate that we incurred net losses for the period from inception of November 26, 2003 to April 30, 2007 of $1,634,477.

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

Plan of Operation for the Next Twelve Months

Our plan of operation for the twelve months following the date of this quarterly report is to continue to develop and expand our business operations to have sustainable cash flow. We will be delayed in initiating our business plan if and until we have at least an additional approximate $1,000,000 of capital. If we are not successful in raising this capital, we will have to reassess our plan or our chances of being profitable. The plan of operation over the next 12 months may include, but not exclusively, activities such as:

·

Capitalization, including obtaining financing through equity and/or debt financing.  Currently, we do not have sufficient financial resources to implement or complete our business plan.  We anticipate that we will need a minimum of an additional approximate $1,000,000 to satisfy our cash requirements over the next 12 months. We cannot be assured that revenue from operations, if any, will be sufficient to fund our activities during the next 12 months. Accordingly, we will have to seek alternates sources of capital including private placements, a future public offering, and/or loans from officers and/or third party lenders. We are not experienced in selling equity. We can offer no assurance that we will be able to raise additional funds if needed, on acceptable terms to us or otherwise. If we are unsuccessful in our attempts to raise sufficient capital, we may have to cease operations or postpone our plans to initiate or complete our business plan. In that case, you may lose your entire investment in our company.

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

·

Conducting a search for new manufacturers and packaging companies.

·

Commence and establish marketing, advertising and promotion programs to increase brand equity and awareness. Estimated cost:  $225,000.

·

Salaries, including for present employees and possible new hiring of additional management personnel and appropriate operating and sales staff. Estimated cost: $125,000.

·

Partial repayment of convertible loans. Estimated cost: $20,000.

·

Repayment of the Note payable incurred in connection with the reverse merger, which is due approximately December 16, 2007.  Estimated cost: $432,000.

These are only estimates and no assurance can be given regarding either statement as to timing or actual eventuality. If we can raise more than the minimum amounts indicated above, we anticipate spending increased amounts on establishing and expanding our distribution network, marketing, advertising and promotions.

We commenced operations and first had revenues from operations during our third quarter ended July 31, 2006. It is our plan that our business operations will generate sufficient revenues to sustain our operations and cash flow by January 1, 2008.  We have recently been purchasing a minimum number of products (coffee, health and coffee and salsa), and anticipates sales that will provide revenues for operations. The revenue generated from these sales will be used to make additional product purchases and minimally fund our operations.

 We estimate that our cash and other current assets as of April 30, 2007, of approximately $305,983 will only be sufficient to meet our short term needs for approximately four months.  If we are unable to raise the required financing, we will be delayed in commencing our business plan.  Currently, because we are considered a new business with limited credit history with vendors, suppliers, manufacturers, packagers and food producers, we must pay for our purchases “up front” and are not granted credit terms. This will continue until we have established a satisfactory credit history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. Our inability to obtain credit from such providers has a significant impact upon our liquidity and our ability to utilize funds for other purposes. Similarly, if and when we hire salesmen and /or additional personnel, including management and sales personnel, the cost related to such hirings will have a significant impact on our liquidity and deployment of funds.

Results of Operations for Three and Six Month Periods Ending April 30, 2007 and April 30, 2006.

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

For the three months ended April 30, 2007, we recorded revenues of $63,946 versus revenues of $-0- in the same period of 2006. For the six months ended April 30, 2007, we recorded revenues of $88,948 versus revenues of $80 in the same period of 2006. The increase in revenues is solely attributed to the commencement of operations during the quarter ended July 31, 2006.

Gross profit, defined as revenues less cost of goods sold, was $16,364 for the three months ended April 30, 2007, compared to $-0- for the three months ended April 30, 2006. Gross profit was $7,014 for the six months ended April 30, 2007, compared to $-0- for the six months ended April 30, 2006. The difference, in each case, is attributed to the fact there were no sales during the respective 2006 period, and thus no cost of goods sold.

Cost of goods sold was $47,582 for the three months ended April 30, 2007 compared to $-0- for the three months ended April 30, 2006. Cost of goods sold was $81,934 for the six months ended April 30, 2007 compared to $-0- for the six months ended April 30, 2006. In each case, such change is solely due to the fact that there were no sales in the respective 2006 periods and thus no cost of goods sold.

We incurred operating expenses in the amount of $158,843 for the three months ended April 30, 2007, and $186,190 for the three months ended April 30, 2006. We incurred operating expenses in the amount of $367,616 for the six months ended April 30, 2007, and $716,860 for the six months ended April 30, 2006.

Our net loss decreased from $186,190 for three months ended April 30, 2006 to $142,479 for the three months ended April 30, 2007. The decrease was primarily as a result of a reduction in marketing and salary expenses.

Our net loss decreased from $716,780 for six months ended April 30, 2006 to $360,682 for the six months ended April 30, 2007. The decrease was primarily due to the fact that the 2006 period reflects a one time charge of $400,000 attributable to the December 2005 merger.

Financial Condition and Liquidity

At April 30, 2007, we had current assets of $276,418 including cash in the amount of $19,439, inventory of $186,458 and accounts receivable of $69,676.  We had net fixed assets of $29,565 and prepaid expenses of $845.

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

The Company has not issued any options or warrants or similar securities since inception.  Potentially dilutive common shares of approximately 775,000 related to convertible loans were not included in the calculation for any periods presented as they are anti-dilutive.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

During the period covered by this report, the Company was not a party to any legal proceedings. However, subsequent to that period, on June 7, 2007, a complaint was filed in the Superior Court of New Jersey, Law Division: Hudson County on behalf of a plaintiff (Illuminati, Inc.) who is a lender to and a principal shareholder of the Company. The Company was named as a defendant, as were two of its officers and directors, Michael J. Friedman and Dominic Cingari. Messrs. Friedman and Cingari  have each been named both individually and in their capacities as officers and directors. The principal of Illuminati, Inc. is the father of a director of the Company.

Illuminati, Inc. was the principal shareholder of the Company when it was a “blank check” company prior to the December 2005 merger that resulted in  the Company becoming the operating company it is today. In connection with the merger, the Company issued a $400,000 interest bearing promissory note to Illuminati, Inc. and agreed to issued Illuminati, Inc. a number of common shares of the Company as determined by an agreed upon formula based in part on the repayment schedule of the aforementioned promissory note.

\

The complaint, which alleges, among its allegations,  breach of contract and breach of fiduciary duty on the part of Messrs. Freidman and Cingari, seeks damages in the  form of  rescission, declaratory relief , promissory estoppel and tortious interference. In particular, the complaint seeks among other things monetary damages (in the event rescission is unavailable)  of up to $1,000,000 and the issuance of the Company’s common stock to Illuminate, Inc. that it claims is owed under the merger agreement. Management believes that the complaint is baseless and without merit and that payment under the promissory note is not presently due under its terms and that, although shares of the company’s common stock may be due to Illuminati, Inc., the terms of the merger agreement are too vague to determine a specific number. In this regard, the Company had made a good faith effort to reach a mutual agreement as to the number of shares due at this time which attempt was ignored by the plaintiff.

The Company intends to vigorously defend this litigation. However, although management is optimistic about the outcome of any litigation, we are presently unable to predict either the effect or degree of effect this litigation will have on our business and financial condition. There is no other pending material litigation to which the Company is a party or to which any of its property is subject.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We recorded the following unregistered sales or issuances of equity securities (derivative securities only) during the quarter ended April 30, 2007:

0.

A two year $15,000 convertible promissory note (issued by one lender) convertible into shares of common stock at any time at the option of the lender at the conversion rate of one share converted into every $.50 of the principal amount converted or a 35% discount of the market price of the Company’s common shares, whichever is lower;

•

A two year $30,000 convertible promissory note (issued by one lender) convertible into shares of common stock at any time at the option of the lender at the conversion rate of one share converted into every $.50 of the principal amount converted or a 35% discount of the market price of the Company’s common shares, whichever is lower;

•

A two year $20,000 convertible promissory note (issued by one lender) convertible into shares of common stock at any time at the option of the lender at the conversion rate of one share converted into every $.45 of the principal amount converted or a 35% discount of the market price of the Company’s common shares, whichever is lower;

•

 A two year $15,000 convertible promissory note (issued by one lender) convertible into shares of common stock at any time at the option of the lender at the conversion rate of one share converted into every $.45 of the principal amount converted or a 35% discount of the market price of the Company’s common shares, whichever is lower;

•

A two year $15,000 convertible promissory note (issued by one lender) convertible into shares of common stock at any time at the option of the lender at the conversion rate of one share converted into every $.50 of the principal amount converted or a 35% discount of the market price of the Company’s common shares, whichever is lower.

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

Item 5.   Other Information.

None

Item 6.   Exhibits.

10.1 February 1, 2007, $15,000 Convertible Promissory Note (Lender: Kathleen Moynihan)

10.2 February 26, 2007, $30,000 Convertible Promissory Note (Lender: Max Greenfield)

10.3 April 17, 2007, $20,000 Convertible Promissory Note (Lender: Brian Donovan)

10.4 April 17, 2007, $15,000 Convertible Promissory Note (Lender: Matt Moetzinger)

10.5 April 24, 2007, $15,000 Convertible Promissory Note (Lender: Michael Scagliarini)

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

Date: June 14, 2007

21