Form 10QSB
period 2007-07-31
Fresh Harvest Products, Inc.
filed 2007-09-14
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   September 11, 2007 – 17,845,406

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

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

17

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

18

   Item 3. Defaults upon Senior Securities

18

   Item 4. Submission of Matters to a Vote of Security Holders

18

   Item 5. Other Information

18

   Item 6. Exhibits

19

Signature

20

Exhibits

attached

PART I

 Item 1.    FINANCIAL INFORMATION - FINANCIAL STATEMENTS AS OF 0 7/31/2007

FRESH HARVEST PRODUCTS, INC.

          Balance Sheet

July 31, 2007
(unaudited)
ASSETS
Current Assets
Cash in Bank	$ 19,867
Accounts Receivable, net	125,476
Inventory	325,582
Total Current Assets	470,925

Fixed Assets, net	33,744

TOTAL ASSETS	$ 504,669

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 87,786
Accrued Expenses Payable	143,251
Payroll and Related Taxes Payable	114,907
Loans Payable, current portion	532,500
Loans Payable to Related Parties	534,811
Total Current Liabilities	1,413,255
Long-Term Liabilities
Loans Payable	278,000
Total Liabilities	1,691,255

Stockholders' Deficit
Common Stock, Authorized 200,000,000 Shares,
Issued and Outstanding: 17,845,400 Shares,
Par Value $0.0001	1,785
Paid in Capital	785,214
Accumulated Deficit	(1,973,585)
Total Stockholders' Deficit	(1,186,586)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 504,669

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statements of Operations

(unaudited)

	Three Months Ended July 31, 2007	Three Months Ended July 31, 2006	Nine Months Ended July 31, 2007	Nine Months Ended July 31, 2006	Since Inception [Nov 26, 2003] Through July 31, 2007

Revenue	$ 128,411	$ 48,526	$ 217,359	$ 48,526	$ 394,926

COGS	$ 94,623	$ 32,392	$ 176,557	$ 32,392	$ 295,556

Gross Profit	$ 33,788	$ 16,134	$ 40,802	$ 16,134	$ 99,370

Expenses
Depreciation & Amortization	$ 1,822	$ 750	$ 4,866	$ 750	$ 7,166
Merger Costs	$ -	$ -	$ -	$ 400,000	$ 400,000
General & Administrative	$ 371,074	$ 109,268	$ 735,646	$ 552,787	$ 1,665,789

Total Expenses	$ 372,896	$ 110,018	$ 738,690	$ 953,537	$ 2,072,955

Income (Loss) before Taxes	$ (339,108)	$ (93,884)	$ (699,710)	$ (937,403)	$ (1,973,585)

Provision for Income Taxes	$ -	$ -	$ -	$ -	$ -

Net Income (Loss)	$ (339,108)	$ (93,884)	$ (699,710)	$ (937,403)	$ (1,973,585)

Basic and Diluted Earnings (Loss) per Share	($0.02)	a	($0.04)	($0.06)	($0.13)

Weighted Average Number of Shares	16,860,229	16,166,840	16,166,471	16,166,840	15,357,446

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Stockholders’ Deficit

For the period from November 1, 2006 to July 31, 2007

(unaudited)

	Common	Stock	Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at October 31, 2006	16,166,840	$ 1,617	$ 505,594	$(1,273,875)	$ (766,664)

Shares Issued November 2006	33,835	3	3,280		3,283
Shares Issued December 2006	8,300	1	829		830
Shares Decreased (December 2006)	(1,000,000)	(100)	(49,900)		(50,000)
Shares Issued January 2007	805,500	80	80,571		80,651
Net Loss for the Six Months ended April 30, 2007				(360,602)	(360,602)
Shares Issued June 2007	697,330	70	76,636		76,706
Shares Issued July 2007	1,142,601	114	168,204		168,318
Net Loss for the Quarter ended July 31, 2007				(339,108)	(339,108)
Balance, July 31, 2007	17,854,406	$ 1,785	$ 785,214	$(1,973,585)	$ (1,186,586)

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Cash Flows

(unaudited)

	Nine Months Ended July 31, 2007	Nine Months Ended July 31, 2006	Since Inception [Nov 26, 2003] Through July 31, 2007

Cash flows provided by (used for) operating activities:
Net loss	$(697,888)	$ (937,403)	$ (1,973,585)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation & Amortization	3,044	750	7,166
Stock issued for services	269,788	163,540	534,227
Stock issued for product rights	-	50,000	50,000
Stock Issued for conversion of Debt	60,000	-	60,000
Merger costs	-		400,000

Changes in assets and liabilities:
Increase /(Decrease) in accrued expenses payable	83,492	56,337	143,251
Increase in accounts payable	24,471	20,331	87,786
Increase in payroll and related taxes payable	38,809	60,958	114,907
(Increase) / Decrease in accounts receivable	(9,719)	(39,860)	(125,476)
(Increase) / Decrease in Prepaid Expenses	0	2,675	-
(Increase) / Decrease in inventory	(177,881)	(155,172)	(325,582)
Increase / (Decrease) in inventory financing payable	-	-	-

Net cash provided by (used for) operating activities	(405,884)	(777,844)	(1,027,306)

Cash flows provided by (used for) investing activities:
Organization Costs	-	-	(250)
Purchase of fixed assets	(8,660)	(21,000)	(40,660)
Cash provided by (used for) investing activities	(8,660)	(21,000)	(40,910)

Cash flows provided by (used for) financing activities:
Loan repayments	(10,000)	-	(72,000)
Proceeds from advances from Related Parties	307,990	241,239	596,811
Proceeds from issuance of loans payable	185,500	425000	420,500
Sale of common stock	-	123,344	123,969
Redemption of Capital Stock (SoySlim)	(50,000)	-	(50,000)
Capital Contributions	-	-	68,803

Cash provided by (used for) financing activities	433,490	789,583	1,088,083

Net Change in Cash	18,946	(9,261)	19,867

Beginning Cash	921	30,235	-

Ending Cash	$ 19,867	$ 20,974	$ 19,867

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2007

NOTE 1.

GENERAL ORGANIZATION AND BUSINESS

Serino 1, Corp., (the “Company” or “Serino”), a non- operating public company, was incorporated on April 21, 2005 in the State of New Jersey.

On December 16, 2005, Serino entered into an agreement and plan of merger (the “Agreement”) with Fresh Harvest Products, Inc. (“FHP”), which was incorporated on November 26, 2003 in the State of New York, and Certain Shareholders of FHP.  FHP is a small company which markets and distributes a line of organic food products.  Pursuant to the Agreement, Serino acquired 100% of the outstanding capital stock of FHP.  In connection with the merger, Serino changed its name to Fresh Harvest Products, Inc.  Under the terms of the Agreement, the stockholders of FHP exchanged all of their issued and outstanding shares of common stock for 383,628 shares of Serino common stock (the “Exchange”).  Concurrent with the Exchange the principal and founding shareholder of Serino retired all of its founding shares in exchange for 165,532 new shares of FHP.  The 383,628 shares of common stock issued to the FHP stockholders represents approximately 70.00% of the ownership interests in Serino.  FHP had no outstanding options or warrants immediately prior to the merger.  The Exchange, which resulted in the stockholders of FHP having control of Serino, represents a recapitalization of Serino, or a “reverse merger” rather than a business combination.  In connection therewith, Serino’s historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by Serino in the Exchange while FHP’s historical accumulated deficit was carried forward and the statement of operations reflects the activities of FHP from the commencement of its operations on November 26, 2003.

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

As a development stage company, FHP’s primary efforts have been devoted to developing its line of organic food products and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  As of July 31, 2007, the Company had approximately $19,867 in cash.  Management believes that cash on hand as of July 31, 2007 is not sufficient to fund operations through July 31, 2008.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However the Company has limited revenue and without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The Company believes that to continue in existence it has starting generating revenue, and has received loans to purchase inventory.  The Company will also be seeking additional capital in the form of loans (both short and long term) to provide capital for expansion, new product development, inventory, and advertising and marketing.

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2007

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

Advertising

Advertising is expensed when incurred. There has been advertising during the period.

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2007

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

NOTE 4.

LOANS PAYABLE

Loans payable consist of the following:

July 31, 2007
Convertible loans bearing interest at a rate of 10% and due at various dates between November 2006 and April 2007. The notes are convertible into common shares at any time between the date of issue of the notes and their due dates at a conversion rate of $0.50 per share for a total of 200,000 shares. The Company is currently negotiating extensions of these loans.	$90,000
Note payable incurred in connection with reverse merger, due December 16, 2007 – see Note 1	400,000
Convertible notes bearing interest at a rate of 4% and due September 2007. The note is convertible into common shares at any time at the option of the lender or the Company at a 35% discount of the market price of the Company’s common shares. The Company may negotiate extensions for loans due in September 2007.	35,000
Convertible loan bearing interest at a rate of 12% and due September 2008. The loan is convertible into common shares at any time at a conversion rate of $2.00 per share for a total of 50,000 shares.	100,000
Convertible loan bearing interest at a rate of 10% and due November 30, 2008. The loan is convertible into common shares at any time at a conversion rate of $.085 per share, for a total of 58,823 shares.	50,000
Convertible loan bearing interest at a rate of 10% and due December 23, 2008. The loan is convertible into common shares at any time at a conversion rate of $.095 per share, for a total of 18,948 shares.	18,000
Non-convertible short term loan bearing interest at a rate of 5% and due in July 2007. The Company is currently negotiating an extension of t his loan.	7,500
Convertible note bearing interest at a rate of 10% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	15,000
Convertible note bearing interest at a rate of 12% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	30,000
Convertible notes bearing interest at a rate of 10% and due April 2009. The note is convertible into common shares at any time at the option of the lender or the Company at $0.45 per share or a 35% discount of the market price of the Company’s common shares.	35,000
Convertible notes bearing interest at a rate of 10% and due April 2009. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 35% discount of the market price of the Company’s common shares.	15,000
Convertible notes bearing interest at a rate of 10% and due June 2009. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 25% discount of the market price of the Company’s common shares.	15,000
Total:	$810,500
Less: current portion	(532,500)
Long Term	$278,000

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2007

NOTE 5.

STOCKHOLDERS’ EQUITY

Common Stock –all Common Stock has a par value of $0.0001.

In July 2007 the Company issued 1,142,601 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $168,204.

In June 2007 the Company issued 697,330 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $76,636.

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

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

July 31, 2007

NOTE 8.

REVENUE AND EXPENSES

The Company currently has operations and revenue.

NOTE 9.

OPERATING LEASES AND OTHER COMMITMENTS:

The Company has no lease obligations.

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

Overview

We are an early stage company and have generated nominal revenues from our organic food business operations since inception on November 26, 2003 through July 31, 2007 ($394,926). We only began having revenues from operations during the quarter ending July 31, 2006. Our net loss from inception until July 31, 2007 is $1,973,585 and to date, we have been dependent upon equity and debt financing. Since our inception through July 31, 2007, we have been funded through capital contributions of $68,803 from Michael Jordan Friedman, our President and Chief Executive Officer, from the sale of common stock between November 2005 through July 31, 2007 for gross proceeds of $123,969 to 11 investors, from convertible loans totaling $403,000 from 16 individuals, and one private loan of $7,500. $15,000 of those convertible loans was issued during the quarter ended July 31, 2007. In addition, Arthur Friedman, the father of the Company’s President and CEO, has made advances to Fresh Harvest of $514,311 since inception through the quarter ending July 31, 2007.  Illuminate, Inc., a principal shareholder, has made advances of $13,000 to Fresh Harvest. Such advances do not have written terms and are not convertible nor is the previously mentioned $7,500 private loan.

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

Fresh Harvest Health Bars have no sugar added, are cholesterol free, trans fat free, low in sodium and gluten free. Our goal is to bring healthy, great tasting organic food products at affordable prices to the mass markets.  We are now selling the product line to select supermarkets chains and distributors in the eastern part of the United States, under the trade name: Wings of Nature™, and we are selling products online throughout the United States.

After the acquisition, our business plan has been to market and distribute (both domestic and imported) a line of organic food   products.  We intend our focus to be on the finding quality organic and artisan food products  throughout the  world.   We plan  that our  Fresh Harvest  branded  organic food  products  will  be produced by artisan farms, co-ops and families who have historically grown organic products. We initially plan to offer products that include: olive oils from Spain; coffee from all over the world,

including Africa and South America.   As an early stage company, our primary efforts have been devoted to developing our line of organic food products and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future.  As of July 31, 2007, the Company had current assets of $470,925 that includes cash ($19,867), net accounts receivable ($125,476) and inventory ($325,582).  Management believes that the liquid cash and other liquid assets on hand as of July 31, 2007 are not sufficient to fund operations for the next 12 months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing as well as seeking to enter into factoring arrangements using our receivables to finance our operations. In addition, we will attempt to raise funds through the sale of equity. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. Our financial statements indicate that we incurred net losses for the period from inception of November 26, 2003 to July 31, 2007 of $1,973,585.

In the audited financial statements contained in our Annual Report on Form 10KSB for the year ended October 31, 2006, our auditors had provided an explanatory note that indicated that we are a development stage company and our ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. We believe that although we are growing, we have not realized significant growth and that nothing has happened in our business operation since then that would change our auditor’s opinion about this.

During the next 12 months, we have no material commitments for capital.

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

•

Completion of our website, www.freshharvestproducts.com which is currently under construction. Estimated cost: $15,000.

•

Establishing a distribution network for our products including supermarkets, independent grocers, food brokers and snack distributors.  Estimated cost: $75,000.

•

Commence and establish marketing, advertising and promotion programs to increase brand equity and awareness. Estimated cost:  $275,000.

•

Salaries, including for present employees and possible new hiring of additional management personnel and appropriate operating and sales staff. Estimated cost: $150,000.

•

Partial repayment of convertible loans. Estimated cost: $53,000.

•

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

We commenced operations and first had revenues from operations during our third quarter ended July 31, 2006. It is our plan that our business operations will generate sufficient revenues to sustain our operations and cash flow by January 1, 2008.  We have been purchasing a minimum number of products (coffee, health and coffee and salsa), and anticipates sales that will provide revenues for operations. The revenue generated from these sales will be used to make additional product purchases and minimally fund our operations.

 We estimate that our cash and other current assets as of July 31, 2007, of approximately $470,925 will only be sufficient to meet our short term needs for approximately three months.  If we are unable to raise the required financing, we will be delayed in commencing our business plan.  Currently, because we are considered a new business with limited credit history with vendors, suppliers, manufacturers, packagers and food producers, we must pay for our purchases “up front” and are not granted credit terms. This will continue until we have established a satisfactory credit history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. Our inability to obtain credit from such providers has a significant impact upon our liquidity and our ability to utilize funds for other purposes. Similarly, if and when we hire salesmen and /or additional personnel, including management and sales personnel, the cost related to such hirings will have a significant impact on our liquidity and deployment of funds.

Results of Operations for Three and Six Month Periods Ending July 31, 2007 and July 31, 2006.

Financial Information from Comparative Quarters

We first began to have revenues during the quarter ending July 31, 2006. Prior to that we did not have revenues and only had losses. Accordingly, a comparison of the results of accounting periods prior to the quarter ending July 31, 2006 may not be meaningful in making investment evaluations regarding our company. We are presently in the early stage of our business.  In that regard, we can provide no assurance that we will ever be profitable in our operations.

For the three months ended July 31, 2007, we recorded revenues of $128,411 versus revenues of $48,526 in the same period of 2006. For the nine months ended July 31, 2007, we recorded revenues of $217,359 versus revenues of $48,526 in the same period of 2006.

Gross profit, defined as revenues less cost of goods sold, was $33,788 for the three months ended July 31, 2007, compared to $16,134 for the three months ended July 31, 2006. Gross profit was $40,802 for the nine months ended July 31, 2007, compared to $16,134 for the nine months ended July 31, 2006.

Cost of goods sold was $94,623 for the three months ended July 31, 2007 compared to $32,392 for the three months ended July 31, 2006. Cost of goods sold was $176,557 for the nine months ended July 31, 2007 compared to $32,392 for the nine months ended July 31, 2006.

We incurred operating expenses in the amount of $372,896 for the three months ended July 31, 2007, and $110,018 for the three months ended July 31, 2006. We incurred operating expenses in the amount of $738,690 for the nine months ended July 31, 2007, and $953,537 for the nine months ended July 31, 2006.

Our net loss increased from $93,884 for three months ended July 31, 2006 to $339,108 for the three months ended July 31, 2007. The increase was primarily as a result of increased sales and marketing expenses.

Our net loss decreased from $937,404 for nine months ended July 31, 2006 to $697,710 for the nine months ended July 31, 2007. The decrease was primarily due to the fact that the fact that Fresh Harvest is generating revenues.

Financial Condition and Liquidity

At July 31, 2007, we had current assets of $470,925 including cash in the amount of $19,867, inventory of $325,582 and accounts receivable of $125,476.  We had net fixed assets of $33,744.

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

Item 3. Controls and Procedures

The Company’s Chief Executive Officer, who is currently also its Principal Financial Officer, has reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon this review, such officer believes that the Company’s disclosure controls and procedures are effective in timely alerting him to material information required to be included in this report. However, we do not expect that disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The effectiveness of our internal controls over financial reporting may be negatively impacted by that fact that the chief executive officer and principal financial officer (the positions responsible for our controls and procedure) is currently one and the same person.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting during this period that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

During the period covered by this report, on June 7, 2007, a complaint was filed in the Superior Court of New Jersey by Illuminati, Inc., a lender to, and principal shareholder of the Company. The Company was named as a defendant along with two of its officers and directors, Michael J. Friedman and Dominick M. Cingari. Messrs. Friedman and Cingari were named both individually and in their capacities as officers and directors. The principal of Illuminati, Inc. is the father of a director of the Company.

Illuminati, Inc. was the principal shareholder of the Company prior to the December 2005 Agreement and Plan of Acquisition and Merger by and Among Serino 1, Corp. and Fresh Harvest Products, Inc., certain shareholders of Fresh Harvest Products, Inc. and Illuminate, Inc. (the “Merger Agreement”). In connection with the merger, the Company issued a $400,000 interest bearing promissory note to Illuminati, Inc. in exchange for common shares of the Company pursuant to a formula based in part on the repayment schedule of the promissory note.

The complaint alleges claims for breach of the Merger Agreement and rescission of the Merger Agreement; declaratory relief and promissory estoppel to recover the shares alleged to have been improperly issued to Messrs. Friedman and Cingari; breach of fiduciary duty and tortious interference with the Merger Agreement by Messrs. Friedman and Cingari. The complaint seeks not less than $1 million in damages. Management has denied the allegations supporting the claims in the complaint and will contest the lawsuit, finding the general damages claim to be without merit. The Company acknowledges it owes shares to Illuminate, Inc. and has made a good faith effort to reach a mutual agreement as to the number of shares due to Illuminati, Inc. Management intends to move to dismiss the lawsuit after a period of discovery.

Subsequent to the period covered by this report, the Company filed an answer and asserted a counterclaim for fraudulent inducement against Illuminati, Inc. based upon numerous fraudulent misrepresentations made by Illuminati, Inc. The Company has asked the New Jersey Superior Court to award Fresh Harvest damages in the amount of $2,000,000.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We recorded the following unregistered sales or issuances of equity securities (derivative securities only) during the quarter ended July 31, 2007:

A two year $15,000 convertible promissory note (issued by one lender) convertible into shares of common stock at any time at the option of the lender at the conversion rate of one share converted into every $.50 of the principal amount converted or a 25% discount of the market price of the Company’s common shares, whichever is lower;

All of such issuances of securities detailed immediately above were issued in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities.

 None

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending July 31, 2007 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

None

Item 6.   Exhibits.

10.1 June 14, 2007 two year $15,000 Convertible Promissory Note (Lender: Ronald DeAngelis)

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002,  Friedman

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002,  Friedman

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this periodic report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Harvest Products, Inc.

(Registrant)

/s/ Michael Jordan Friedman

_________________________________________

Michael Jordan Friedman, Chief Executive Officer

and Chief Financial Officer

Date: September 14, 2007

20