Form 10KSB
period 2007-10-31
Fresh Harvest Products, Inc.
filed 2008-02-13
CIK 1331612

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION,

Washington, D.C. 20549

FORM 10-KSB

(X)   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended October 31, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [  ] Yes [X] No

State issuer's revenues for its most recent fiscal year: $296,005.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:   $1,828,442.35

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,408,238 shares of common stock on January 29, 2008.

SEC 2337 (9-07)	Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

FORWARD-LOOKING STATEMENTS

This Form 10KSB contains forward-looking statements, which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" on pages 17 to 25, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

FRESH HARVEST PRODUCTS, INC.

FORM 10-KSB

October 31, 2007

PART I

ITEM 1. DESCRIPTION OF BUSINESS

4

ITEM 2. DESCRIPTION OF PROPERTY

25

ITEM 3. LEGAL PROCEEDINGS

25

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

26

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

    AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

26

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

28

ITEM 7.  FINANCIAL STATEMENTS

32

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

    ACCOUNTING AND FINANCIAL DISCLOSURE

44

ITEM 8A. CONTROLS AND PROCEDURES

44

ITEM 8B.  OTHER INFORMATION

44

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

45

ITEM 10.  EXECUTIVE COMPENSATION

48

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

    MANAGEMENT AND RELATED STOCKHOLDER MATTERS

51

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

    DIRECTOR INDEPENDENCE

52

ITEM 13. EXHIBITS

54

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

55

Signatures

56

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

We are organic food company that develops, sells and markets healthy food products to consumers at reasonable prices through local, regional and national supermarkets and retailers, distributors, brokers, wholesalers and an online web-store. We have studied and analyzed the organic food market, created brands with distinctive labeling, developed key distribution relationships, established a procurement program, and assembled a core management team to build our business.

Our strategy is to focus on finding and developing the best USDA organic food and beverage products in the world.  Part of this strategy is to have the “Wings of Nature™” name branded on all of our products.

Currently, our revenues are generated from approximately 600+ stores, including but not limited to: ShopRite Supermarkets (Wakefern Foods), Price Chopper Supermarkets and independent Retailers and Markets.  Some of our distributors include: the #1 Gourmet Distributor in US (and the 2nd largest natural and organic food distributor in US; revenues over $750MM); currently in 2 North Eastern Divisions and 1 Mid West Division and approved for a nationwide rollout during 2008; Associated Buyers Distributors (regional – New England), Garden Spot Distributors (regional – Mid-Atlantic & South East), Energia Pura (Puerto Rico) and Kehe Food Distributors (regional – Mid-West & North East; approved vendor, awaiting order).

Our products include Olive Oil from Spain and North America; coffee(s) from South America, USA and Africa; salsa; and, Health Bars that have no refined sugar, are cholesterol, trans fat and gluten free and low in sodium.  Fresh Harvest is bringing healthy, great tasting, organic food products at affordable prices to the mass markets.  We have located manufacturers who have the requisite governmental approvals and completed our package designs.

Wings of Nature™ Fruit & Nut and Coffee Bars received the 2007 Editor’s Pick Award  for the Best New Product ‘Ahead of What’s Next’ Award by the prominent industry publication ‘Progressive Grocer’.   Wings of Nature™ Coffee Bars received a prestigious 2006 Trailblazer of the Year Award presented by the prominent industry publication ‘Grocery Headquarters’ to companies and products expected to become leaders in their fields (health & wellness category.  Wings of Nature™ Coffees was named in the Best Natural and Organic Products Media Guide (Summer 2007) by Orca Communications, who searched through thousands of new organic and natural products to choose a dozen products that are designed to promote healthy bodies and a healthy environment

THE MARKET IN ORGANIC AND NATURAL FOODS

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

OVERVIEW OF THE ORGANIC AND NATURAL MARKET

Market Profile

The U.S. organic industry grew 21% to reach $17.7 billion in consumer sales in 2006. Organic foods, is still by the largest segment of organic products, reaching $16.7 billion in consumer sales and making up over 95% of all organic product sales. Organic foods are one of the fast growing market segments within the food industry, with sales growing at an annual rate of 20.9% in 2006.  Meanwhile, U.S. sales of non-food organic products grew from $744 million in 2005 to $938 million in 2006, reflecting a 26 percent growth rate. Non-food categories include organic supplements, personal care products, household products and cleaners, pet food, flowers, and fiber products such as linens and clothing. (Organic Trade Association’s 2007 Manufacturer’s Survey)

Looking forward, the survey anticipates growth of approximately 18 percent overall each year on average for 2007 through 2010 for organic food products. Nonfood product sales are anticipated to grow anywhere from 16 percent (organic flowers) to 40 percent (organic fiber and clothing) each year on average during this same period. (OTA 2007 Manufacturer’s Survey)

Natural and organic food sales represent more than 2% of total US food sales (Organic Foods. Institute of Food Technologists, 2006, Winter, Carl and Davis, Sarah), and total US food sales are estimated at $680 billion.  It is estimate that organic food sales have grown by nearly 20% annually since 1990 (id)

39% of US population uses organic products

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

Natural and Organic Foods Market Size

U.S. retail sales of natural and organic foods and drink reached $28.2 billion in 2006, up from $23.0 billion the previous year — a 14.1 percent increase, according to the Nutrition Business Journal. Sales of organic products alone rose 22 percent, from $13.8 billion to $16.9 billion. Among natural food retailers, organic produce is the most popular category, accounting for one third of organic food and beverage sales in 2006, according to the Natural Foods Merchandiser.

Half of U.S. shoppers (51 percent) buy organic foods, according to Shopping for Health 2006. The study finds the following breakdown in the types of organic foods that shoppers purchase:

•

Fruit or vegetables — 44 percent.

•

Milk, yogurt or other dairy products — 30 percent.

•

Cereals, breads, pastas — 29 percent.

•

Packaged foods such as snacks, beverages and frozen foods — 25 percent.

•

Eggs — 21 percent.

•

Meats and poultry — 24 percent.

•

Soups or sauces — 15 percent.

Availability of natural and organic foods today

They are available in more than seven in 10 retail food stores (72 percent), according to shoppers surveyed in FMI’s U.S. Grocery Shopper Trends, 2006. USDA’s Economic Research Service (ERS) reports that organic products are available in nearly 20,000 natural foods stores. The mainstreaming of organic food has drawn major manufacturers into the market.

A typical grocery store or supermarket remains the most common outlet, where 53 percent of people buy most of their organic foods, according to Shopping for Health 2006. Smaller numbers purchase them at natural and organic markets (19 percent), supercenters and combination stores (13 percent), warehouse club outlets (7 percent) and farmers’ markets (2 percent). The remaining 6 percent buy organic products at other stores.

Today’s organic company startups tend to be more sophisticated than their predecessors. Many are addressing business challenges by hiring seasoned industry executives, using standard distribution contracts and crafting strategic business plans that incorporate organic and natural foods.  Farmers are devoting more acreage to organic products. Organic cropland and pasture increased from 2.35 million in 2001 to 2.80 million in 2003, according to the most current data from the ERS and Nutrition Business Journal.  Studies show that organic farming systems can be more profitable than chemical-intensive ones. The reasons include increased yields in drier areas or times, lower production costs and higher prices.  About 0.5 percent of U.S. crop and pasture land is used to grow organic foods, according to the ERS. The countries with the highest percentage: Switzerland (9.0 percent), Austria (8.6 percent), Italy (6.8 percent), Sweden (5.2 percent), Czech Republic (3.9 percent) and UK (3.3 percent).

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

Our Products

The Fresh Harvest Product Offerings to-date are as follows:

FRESH HARVEST HEALTH BARS – USDA Certified Organic

Fresh Harvest uses USDA Organic sweeteners such as Agave syrup and brown rice syrup. These sweeteners have been chosen for the Fresh Harvest product line of Health Bars because they are naturally sweeter than sugar and are lower in calories and carbohydrates.  The health benefit of a low calorie sweetener is obvious since the focus of healthy eating today is on the lowering the glycemic index which relates to control of diabetes, heart disease and weight control. Fresh Harvest sweeteners contain certain complex carbohydrates and nutrients which are absorbed more slowly by the body and do not elevate blood sugar levels as much as other sweeteners.

Fresh Harvest Health Bars have no refined sugar added, are cholesterol free, trans-fat free, low in sodium and gluten free.

New Wings of Nature™ Organic Fruit & Nut and Coffee Bars are manufactured using a “cold process”; never baked or cooked…allowing them to maintain their delicious natural flavor and texture.  Cold Processing also preserves all the nutritional properties of the fruits, nuts and grains inside each bar.

Health & Coffee Bars:

•

Low Sodium

•

Source of Fiber

•

Vegan/Dairy Free

•

Certified Organic

•

A Low Glycemic Carbohydrate

•

Free of Preservatives and Additives

•

Multi-Functional

•

Snack

•

Topping (cereals, yogurt, ice-cream, etc.)

•

Dessert

•

Energy Booster when being active

•

Cholesterol Free

•

Trans-Fat Free

•

Non GMO

•

Certified Kosher

•

Gluten Free

Organic Fruit & Nut Bars Available in:

•

Almond Raisin

•

Apple Cinnamon

•

Cranberry Crunch

•

Nutty & Sweet

Organic Coffee Bars Available in:

•

Café Mocha

•

Cappuccino

•

Espresso

•

Raspberry Decaf

Other Key Facts:

Ingredients are organically grown, handled & processed  Contains simple and nutrition packed ingredients  Provides long lasting energy – Naturally

WINGS OF NATURE™ BARS

Blended with organic Agave syrup and organic brown rice syrup, our sweeteners contain complex carbohydrates and nutrients, which are absorbed more slowly, and do not elevate blood sugar levels as much as other sweeteners.

WINGS OF NATURE™FRUIT & NUT BARS

Organic Apple Cinnamon - The rich flavor of Apple and Cinnamon comes from organic nuts, organic seeds and organic dried fruits.

Organic Almond Raisin - The rich flavor of Almond and Raisin comes from organic nuts, organic seeds and organic dried fruits.

Organic Cranberry Crunch - The rich flavor of Cranberry Crunch comes from real organic cranberries, organic nuts and organic raisins.

Organic Nutty & Sweet Mixnut - The rich flavor of Nuts and Sweets comes from a mixture of organic nuts, organic seeds and organic dried fruits.

WINGS OF NATURE™ COFFEE BARS

Organic Café Mocha - The rich flavor of Café Mocha and Coconut comes from organic nuts, organic  dates, organic coconut and organic roasted coffee beans.

Organic Cappuccino - The rich flavor Cappuccino and Cinnamon comes from organic roasted coffee beans, organic nuts and organic raisins.

Organic Espresso - The rich flavor of Espresso and Cocoa comes from real organic coffee beans, organic nuts and organic raisins.

Organic Raspberry Decaf - The rich flavor of Raspberry and Coffee comes from organic nuts, organic roasted decaffeinated coffee beans and organic raspberries.

WINGSOF NATURE™ COFFEE

POUR A HEALTHY CUP…

Discover the rich, smooth taste of our delicious new organic coffees.

New Wings of Nature™ Organic, Shade Grown Coffees are  made only from high quality, Grade A Arabica beans,

custom blended and freshly roasted by master coffee roasters.

What our coffees are:

•

Certified Organic

•

Certified Kosher

•

Fair Trade (where possible)

•

High Quality Grade A Arabica Beans

•

Freshly Roasted

•

Shade Grown (where possible)

•

Master Roasted

•

Custom Blended

We have over 40 blends and varietals to choose from:

Organic Blends

•

French Roast Sumatran, Nicaraguan Ethiopian, Guatemalan

•

Espresso Blend French Roast plus Brazilian Santos (available in decaf)

•

Signature Blend French Roast plus Colombian, Brazilian Santos (available in decaf)

•

African Blend Kenyan, Zimbabwean, Rwandan

•

Vienna Blend French Roast plus Colombian

•

Latin Blend Mexican, Guatemalan, Peruvian

Organic Varietals / Regular & Decaf

•

 Colombian

•

 Kenyan

•

 Guatemalan

•

 Ethiopian

•

 Brazilian

•

 Sumatran

Organic Flavors / Regular & Decaf

•

 French Vanilla

•

 Irish Cream

•

 Hazelnut

•

 Highlander Grogg

Other Key Facts:

•

Fresh Harvest Organic Specialty Gourmet coffee applies the highest standards to sourcing, roasting, blending, and overall preparation of our coffee products.

•

The Fresh Harvest secret for creating a great cup of coffee begins with our High Quality Grade A Arabica beans from all over the World.  We roast each bean to a temperature that peaks the flavor and aroma of the individual variety, by roasting in smaller batches that are more controllable.

•

We go so far as to use two different types of roasting machines in order to bring out the best characteristics in each bean.  But, we don’t stop there; we also do our blending after the coffee is roasted to create the best results.

5-foot bulk coffee section

Wings of Nature™ currently has four Bulk Coffee sections in three ShopRite Supermarkets in both Connecticut (Norwalk and Stamford) and Pennsylvania, and one bulk section in a natural and organic food store in Westchester, New York.

We are working with several chains on a large scale bulk program, and to incorporate our bulk program in the Tree of Life nationwide rollout.

TORTILLA CHIPS

Our authentic taste comes from cooking organic corn in organic lime juice and pure water, steeping just the right amount of time and stone grinding it.  Then we oven bake and fry the corn in pure organic soybean and canola oils.

•

Varieties:

o

Organic Yellow Corn

o

Organic White Corn

o

Organic Blue Corn

WINGS OF NATURE™ CHUNKY SALSA

Our Salsa are made with only the finest 100% Organic ingredients, grown and harvested under the strictest organic standards.

We then combine these choice vegetables, tangy spices and savory herbs, for a rich authentic taste.

•

Flavors:

o

Organic Medium Rich & Spicy – Classically, authentic Mexican…with rich, organic flavor and a touch of spice.

o

Organic Mild Basil & Oregano – A fabulous combination of classic Mexican and Italian flavors with unique organic taste

o

Organic Mild Roasted Garlic – Rich roasted garlic flavor blended with everything you love about Mexican salsa.

o

Organic Mild Garden Vegetable – Garden fresh flavor that lets the organic tomato and bell pepper flavor come through

ORGANIC WINGS OF NATURE™ COLD PROCESSED EXTRA VIRGIN OLIVE OIL

For a century, the slopes of Sierro Moreno Mountains of Spain have had olive groves forming a unique, spectacular landscape that produces a unique taste.  Shaking the branches, the olives fall to the nets and are selected by hand, human intervention is indispensable.

Caring for the land, hand picking every olive at the moment of ripeness and cold pressing within 24 hours of picking allows us to achieve the very best olive oil. Rigorous quality controls, the latest technologies and in-plant packaging provide a far superior extra virgin product.

Marketing and Distribution of Products

If we do not obtain sufficient financing (equity and/or debt), we will not be able to implement all facets of our marketing plan as described below. In that event, we will have to make a judgment at that time as to what would be the most effective way of applying the available proceeds to our marketing efforts.

MARKETING, ADVERTISING & PROMOTION

Fresh Harvest uses an aggressive marketing, advertising and PR campaign, incorporating both traditional and guerilla style marketing. This plan will include both in-store and targeted local promotions and sampling programs.

An advantage of having products in multiple categories is the ability to spread advertising dollars over several product categories.  This advantage also pertains to shipping, product demonstrations, promotional programs, commercials and print ads, making for more efficient use of our resources to increase brand awareness, and ultimately brand equity.

There will be a marketing campaign where Company representatives will be handing out free samples with product information packets to people during afternoon rush hour in New York City at Grand Central Station, Penn Station and on Wall Street and Broadway.

In-store efforts will include samplings, tastings, end-caps and displays.  Fresh Harvest works with each individual chain to put advertisements in store ROTO’s (weekly 8 to 12 page sales newspapers sent to store customers) and use specific chain target marketing programs and sale/discounts.  For example, in August 2007, Fresh Harvest did a sampling and demo program with Price Chopper Supermarkets in several of their stores for several consecutive weekends, which received a very positive response from both consumers and the retailer.

Fresh Harvest advertises in several trade and non-trade magazines, including Rolling Stone, Grocery Headquarters and Progressive Grocer magazines.

Fresh Harvest’s online store, through its website, opened at the beginning of August 2007.  We have begun working with online marketing companies to expand the reach of the web-store and increase awareness on the internet.

In-store marketing efforts anticipate using the store audio system to take advantage of that method of communicating “new news” about Fresh Harvest and its products. It plans to use the check out lane video system to expose customers to the Fresh Harvest product line. The Company expects to develop a store specific program that taps into the stores’ target marketing/loyalty card system, which dispenses coupons for Fresh Harvest when similar products are purchased.  Point-of-sale materials will be created including recipes, shelf talkers, shelf coupon dispensers, and banners.

(Picture of Free Standing Floor Displays)

Fresh Harvest expects to employ the use of celebrities as spokespersons to drive home the healthy benefits of the Fresh Harvest product line and create a brand image of quality at reasonable cost. Additionally, the Company has been in discussions with a number of high profile Chefs to act as potential spokespersons.

Fresh Harvest supports its advertising efforts with a public relations campaign that sends product samples to many regional and national newspaper food editors, magazine food editors and TV shows.  Fresh Harvest has an entrée to several women’s entertainment programs and is actively pursuing these types of shows to present the benefits and uniqueness of the Company’s products.

Fresh Harvest expects to author editorials talking about the organic food market and why the Company’s products are beneficial, unique and healthy for consumers and send them to food magazines.

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

We have formulated an advertising and public relations campaign to create awareness and demand for our natural and organic products.  These campaigns will be employed regionally (north east) and expand as new customers in other geographic regions are brought online. The organic food market in the U.S. is segmented.  Conventional supermarkets are allocating segmented space (mixed in with other products) to their organic food offerings but as of yet they have not designated an organic section in the stores. It is the belief of the Company that Fresh Harvest, given the capital to invest in marketing and advertising, can build, in the eyes of the consumer, an organic brand of food products that consumers will trust for quality and taste and opt to purchase because they will be at reasonably priced. Fresh Harvest is looking to capitalize on this expansion trend by bringing a unified brand name that consumers will recognize and trust.

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

ONLINE WEBSITE AND WEBSTORE

The Company currently maintains a website for its product offerings and for sale of its products. The universal resource locator (“URL”) for this website is www.wings-of-nature.com and www.freshharvestproducts.com. The sites have eCommerce capabilities. The Company is implementing an online marketing plan and partnering with an online web portal and online marketing company that has over 150,000 Preferred Customer Managers and 3 Million Preferred Customers worldwide.

The improved eCommerce enabled site for the Fresh Harvest brand of products promotes and sells the Company’s available products.  The Company anticipates promoting and marketing it through the use of superior search engine placement, banner advertisements, cross marketing among other affiliated websites, affiliate marketing programs and placement of the website URL’s on all product information, marketing materials, advertisements and Corporate literature.

Banner advertisements will be purchased on a contractual, per impression basis for all Company websites to attract visitors from the population of web users that are not actively looking to purchase the Company’s products. Banner placement and campaigns will be highly targeted in both their audience and in the sites in which they appear. For example, banner ads may appear in IVillage.com, Shape.com, Fitness.com, WeightWatchers.com or any number of sites targeting women who are actively trying to change their appearance.

Suppliers of Ingredients and Packaging

We currently do not independently purchase the ingredients for our products. The natural and organic ingredients and supplies that are used in our products are obtained from various sources and suppliers located principally in the United States. There are certain products that are produced in Canada and others in Europe and Africa.

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

The beverage industry is also highly competitive. Competitive factors in the beverage industry include product quality and taste, brand awareness among consumers, variety of specialty flavors, interesting or unique product names, product packaging and package design, supermarket and grocery store shelf space, alternative distribution channels, reputation, price, advertising and promotion. The beverage market, including both aseptic and refrigerated products, has shown sustained growth over the past several years.  The main competitors in the energy drink market are Red Bull and Coca-Cola with other competitors in the beverage industry include Snapple, Nestle, and Lipton.

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

We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. We utilize organizations such as Quality Assurance International (QAI) and Oregon Tilth to certify our products as organic under the guidelines established by the USDA. Similarly, we utilize appropriate kosher supervision organizations, such as The Union of Orthodox Jewish Congregations, The Organized Kashruth Laboratories, Scroll K Kosher Supervision, “KOF-K” Kosher Supervision, Kosher Overseers Associated of America and Upper Midwest Kashruth.

Trademarks and Trade Names

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in the highly competitive food and beverage industry. Our trademarks and brand names for the product lines referred to herein are registered in the United States and we intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs.   We also may, if we deem it appropriate, copyright any our copyrightable artwork and package designs. We own the trademarks for our principal products, including: Wings of Nature™ and the relevant Wings of Nature™ logo’s.

Employees

Currently, our primary employees are our two executive officers (whose employment is governed by employment agreements which are due to be renewed; see the section entitled “Executive Compensation-Employees and Employment Agreements”, above), one full time sales associate, one full time Information Technology person and our two administrative (non-executive) officers. Of these six individuals, four are employed on a full-time basis; we anticipate retaining additional sales and marketing (as employees or consultants) and clerical personnel within the next 12 months, if and when our financial resources permit.

RISK FACTORS

An investment in a development stage company with a limited history of operations such as ours involves an unusually high amount of risk, both unknown and known, and present and potential, including, but not limited to the risks enumerated below.

Risks Associated With Our Company:

We are an early stage company and may not be able to continue as a going concern and may not be able to raise additional financing.

We are an early stage company and our ability to continue as a going concern and to emerge from the early stage is dependent on continued financial support from our shareholders, raising additional capital to fund future operations and ultimately to attain profitable operations.

We have a working capital deficiency and have accumulated losses since inception. These factors raise substantial doubt about our ability to continue as a going concern. To date, there have been only nominal revenues ($473,572) since inception. In a development stage company, management devotes most of its activities to developing a market for its products and services. These consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize assets and discharge liabilities in the normal course of business. We have not generated significant revenue and have never paid any dividends. Nor are we likely to pay dividends or generate significant earnings in the immediate or foreseeable future. Furthermore, we cannot guarantee that we will be able to raise any equity financing or generate profitable operations. Our accumulated losses since inception through October 31, 2007 are $2,330,640. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

We have had a minimal operating history upon which an evaluation of our future success or failure can be made. Since inception on November 26, 2003 through October 31, 2007, our cumulative net loss is $2,330,640, and we have had revenues of only $473,572 since that time.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues from our planned business operations and to reduce development costs. Without the generation of any revenues or any capital being raised in an equity or debt financing, we will likely have to suspend or cease the initiation of our business plan.

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

As of October 31, 2007, we had current assets of $342,154 comprised of only $8,383 in cash, $25,869 in accounts receivable and $307,902 in inventory. Until we are able to generate any consistent and significant revenue we will be required to raise additional funds by way of equity or debt financing to finance its operations. At any phase of our plan of operation, if we find that we do not have adequate funds to complete a phase, we may have to suspend our operations and attempt to raise more money so we can proceed with our business operations. If we cannot raise the capital to proceed, we may have to suspend operations until we have sufficient capital.

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

We are currently in litigation with the company that we purchased the “blank check shell” from and we do not know what the outcome of this litigation will be.

On June 7, 2007, a complaint was filed in the Superior Court of New Jersey by Illuminati, Inc., a lender to and principal shareholder of the Company. The Company was named as a defendant along with two of its officers and directors, Michael J. Friedman and Dominic M. Cingari. Messrs. Friedman and Cingari were named both individually and in their capacities as officers and directors. The principal of Illuminati, Inc. is the father of a director of the Company.

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

The complaint alleges claims for breach of the Merger Agreement and rescission of the Merger Agreement; declaratory relief and promissory estoppel to recover the shares alleged to have been improperly issued to Messrs. Friedman and Cingari; breach of fiduciary duty and tortious interference with the Merger Agreement by Messrs. Freidman and Cingari. The complaint seeks not less than $1 million in damages. Management has denied the allegations supporting the claims in the complaint and will contest the lawsuit, finding the general damages claim to be without merit. The Company acknowledges it owes shares to Illuminate, Inc. and has made a good faith effort to reach a mutual agreement as to the number of shares due to Illuminati, Inc. Management intends to move to dismiss the lawsuit after a period of discovery.

Subsequently, the Company filed an answer and asserted a counterclaim for fraudulent inducement against Illuminati, Inc. based upon numerous fraudulent misrepresentations made by Illuminati, Inc. The Company has asked the New Jersey Superior Court to award Fresh Harvest damages in the amount of $2,000,000.

Both of our officers will devote their full time to the affairs of our company, but they all also have other business interests. Accordingly, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Both our president and chairman of the board, Michael J. Freidman, and other Executive, Dominick Cingari, will both devote their full business time to our affairs although they are both involved in other business activities.  Accordingly, each will devote an amount of their time that they feel is necessary for our success and is not consumed by other commitments. This time may not be sufficient for us to be successful. This will slow our operations and may reduce our chance to be successful and as a result, we may not be able to continue with our business operations.

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

We believe that brand awareness is a significant component in a consumer’s decision to purchase one product over another in the highly competitive food, beverage and personal care industry. We have a trade name associated with our business, the term “Wings of Nature™”, and two trademarks, the Wings of Nature™ symbol and name. There can be no assurance that we will be able to protect out trademark and trade names, or that third parties will not challenge our right to use one or more of our trademarks or trade names. Our failure to sell products under established brand names could our sales potential and our ability to be profitable. Trademarks and trade names can be significant to the marketing and sale of our products.  Our inability to utilize certain of these names could certainly reduce the sales potential of our products and our ability to become profitable.

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

Furthermore, new government laws and regulations may be introduced in the future that could result in additional compliance costs, seizures, confiscations, recalls or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products. In addition, we will be subject of foreign countries where we may produce, process, packaged or market our products.  If we fail to comply with any applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, any or all of which can increase our operating costs and reduce our profitability, if any.

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

Risks Associated With Our Common Stock:

There is currently a limited public trading market for our common stock and as a result you may not be able to resell your stock.

There is currently a limited public market for the shares of our common stock. There can be no assurance that a liquid public market on a stock exchange or quotation system will develop, or be sustained.

Sale of a significant amount of our shares of common stock into the public market may depress the trading volume and/or our stock price.

Any sale of a substantial amount of our common stock in the public market by the aforementioned officers, directors or principal shareholders, or the Selling Shareholders, may depress the trading price of our common stock. Furthermore, if such sales are made by our officers and/or directors, in particular, it could create a public perception of difficulties or problems with our business and may have an even more depressing effect on the stock price.

Because our officers, directors and current principal shareholders will own more than 50% of the outstanding shares, they will be able to decide who will be elected to the board of directors and you may not be able to elect any board member, which may lead to the entrenchment of management, and will impede or effect a change of control or a sale of assets.

Our Executive officers, directors and current principal shareholders own 15,184,117 shares of our common stock, which represents 74.40% of the 20,408,238 issued and outstanding shares of our common stock. All of these shares are restricted from trading and have not been registered for resale. Currently, we do have common shares that are free trading; however, the majority of our common shares are subject to be sold under the provisions of Rule 144, except for 544,075 shares that are blank check shares. Accordingly, since our certificate of incorporation or by-laws do not provide for cumulative voting in connection with election of our board of directors, these shareholders may be able to control the election of our board of directors indefinitely. Accordingly, minority shareholders would not have representation on the board and not have any say in the management of our company, effect a change of control or a sale of assets.

We do not expect to pay dividends in the foreseeable future.

We have never paid cash dividends on our shares of common stock and have no plans to do so in the foreseeable future. We intend to retain earnings, if any, to develop and expand its business operations.

Applicable SEC rules governing the trading of “penny stocks” limits the trading and liquidity of our common stock that may adversely affect the trading price of our common stock.

The bid and ask quotations of our common stock are routinely reflected on the Over-The-Counter Bulletin Board market under the symbol “FRHV”.  Since our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our stock can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

These rules govern how broker-dealers can deal with their clients and “penny stocks”. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in our securities, which, in turn, could severely limit their market price and the liquidity of our securities.  The penny stock markets have suffered in recent years from fraud and abuse arising from one or a few broker dealers controlling the market for a security, high pressure sales tactics used by boiler room practices, manipulation of prices through pre-arranged transactions followed by a large volume sale by broker dealers, dissemination of misleading information and excessive mark-ups and undisclosed bid-ask differentials by selling broker dealers.

The market price of our common stock may be considered volatile.

The securities markets from time to time experience significant price and volume fluctuations unrelated to the operating performance of particular companies. Our common stock price in the 52-week period ended October 31, 2007, had a low of $0.35 and high of $0.90, often with insignificant volume. The trading price may be affected by a number of factors including the risk factors set forth in this Report as well as our operating results, financial condition, announcements regarding new products, or distribution or supply arrangements, sales or financial results by us or our competitors, general conditions in the market place and other events or factors. In recent years, broad stock market indices, in general, and the securities of companies in our industry, in particular, have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future trading price of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above for discussions of penny stock rules), the NASD has adopted rules that require that when recommending an investment to a customer, the broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status and investment objectives, amongst other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Shares Eligible for Sale Could Depress the Market for Common Stock

Of our issued and outstanding shares of common stock, almost all of those shares are “restricted securities”. In general, under Rule 144 of the Securities Act of 1933, as amended, a person is entitled to sell restricted shares into the public market if at least one year has passed since the purchase of such shares from the issuer of an affiliate of an issuer, subject to the satisfaction of certain other conditions. A significant number of the “restricted” shares of our common stock outstanding were purchased more than one year ago. Accordingly, those shares are eligible for sale into the public market. Sales of substantial amounts of those restricted shares, or even the perception that such sales could occur, could adversely affect prevailing market prices of our common stock and could impair our ability to raise capital through an offering of our equity securities.

We may pay vendors in stock as consideration for their services; this may result in stockholder dilution, additional costs and difficulty retaining certain vendors.

In order for us to preserve our cash resources, we have previously and may in the future pay vendors in stock and/or warrants or options to purchase shares of our common stock rather than in cash. Payments for services in stock may materially and adversely affect our stockholders by diluting the value of outstanding shares of our common stock. In situations where we have agreed to register the stock issued to a vendor, this will generally cause us to incur additional expenses associated with such registration. Paying vendors in stock and/or warrants or options to purchase shares of common stock may also limit our ability to contract with the vendor of our choice, should that vendor decline payment in stock.

If we do not effectively manage our growth, if any, our resources, systems and controls may be strained and our operating results may suffer.

We plan to add to our workforce and to continue to increase the size of our workforce and scope of our operations as we continue to develop our business plan. If we are successful with this plan, this growth of our operations will place a significant strain on our management personnel, systems and resources. We may need to implement new and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. These endeavors will require substantial management effort and skill and we may require additional personnel and internal processes to manage these efforts. If we are unable to effectively manage our expanding operations, our revenue and operating results could be materially and adversely affected.

Our obligations as a public company under the laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and related regulations, are likely to increase our expenses and administrative burden. These expenses and burdens are particularly acute on companies of our small size. Changes in the laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the Securities and Exchange Commission and the National Association of Securities Dealers, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We have and will continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from commercialization activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

There are limitations on the liability of our directors and we may have to indemnify our officers and directors in certain instances.

Our certificate of incorporation limits the personal liability of our directors for monetary damages for breach of their fiduciary duties as directors. Our bylaws provide that we will indemnify our officers and directors and may indemnify our employees and other agents. These provisions may be in some respects broader than the specific indemnification provisions under Delaware law. The indemnification provisions may require us, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified and to obtain directors’ and officers’ insurance. Section 145 of the Delaware General Corporation Law provides that a corporation may indemnify a director, officer, employee or agent made or threatened to be made a party to an action by reason of the fact that he or she was a director, officer, employee or agent of the corporation or was serving at the request of the corporation, against expenses actually and reasonably incurred in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. Delaware law does not permit a corporation to eliminate a director’s duty of care and the provisions of our certificate of incorporation have no effect on the availability of equitable remedies, such as injunction or rescission, for a director’s breach of the duty of care.

We believe that our limitation of officer and director liability assists us in attracting and retaining qualified employees and directors. However, in the event an officer, director or the board of directors commits an act that may legally be indemnified under Delaware law, we will be responsible to pay for such officer(s) or director(s) legal defense and potentially any damages resulting there from. Furthermore, the limitation on director liability may reduce the likelihood of derivative litigation against directors and may discourage or deter stockholders from instituting litigation against directors for breach of their fiduciary duties, even though such an action, if successful, might benefit us and our stockholders. Given the difficult environment and potential for incurring liabilities currently facing directors of publicly-held corporations, we believe that director indemnification is in our and our stockholders’ best interests because it enhances our ability to attract and retain highly qualified directors and reduce a possible deterrent to entrepreneurial decision-making.

Nevertheless, limitations of director liability may be viewed as limiting the rights of stockholders and the broad scope of the indemnification provisions contained in our certificate of incorporation and bylaws could result in increased expenses. Our board of directors believes, however, that these provisions will provide a better balancing of the legal obligations of, and protections for, directors and will contribute positively to the quality and stability of our corporate governance. Our board of directors has concluded that the benefit to stockholders of improved corporate governance outweighs any possible adverse effects upon stockholders from reducing the exposure of directors to liability and broadened indemnification rights.

PLEASE READ THIS FORM 10KSB CAREFULLY. YOU SHOULD RELY ONLY ON THE INFORMATION CONTAINED HEREIN AND ON THE OTHER REPORTS AND OUR FORM 10KSB, AS AMENDED, THAT WE HAVE FILIED WITH THE SECURITIES AND EXCHANGE COMMISSION. WE HAVE NOT AUTHORIZED ANYONE TO PROVIDE YOU WITH DIFFERENT INFORMATION.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our corporate offices at 280 Madison Avenue, Suite 1005, New York, New York 10016.  The phone number of that office is (212) 889-5904.  An officer and director provides us with this office space at no charge. We do not currently maintain any other office facilities.  We anticipate that we may need to open and maintain an additional office facility in the foreseeable future. The only assets that we own are our trademark and our trade names and trade logos (to which we have not attributed any value on our balance sheet) and office furniture, fixtures and equipment such  as our 5-foot bulk coffee sections, coffee grinders, wire racks and the Company 2003 Chevrolet Venture van.

ITEM 3. LEGAL PROCEEDINGS

During the period covered by this report, on June 7, 2007, a complaint was filed in the Superior Court of New Jersey by Illuminati, Inc., a lender to, and principal shareholder of the Company. The Company was named as a defendant along with two of its officers and directors, Michael J. Friedman and Dominic M. Cingari. Messrs. Friedman and Cingari were named both individually and in their capacities as officers and directors. The principal of Illuminati, Inc. is the father of a director of the Company.

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

The complaint alleges claims for breach of the Merger Agreement and rescission of the Merger Agreement; declaratory relief and promissory estoppel to recover the shares alleged to have been improperly issued to Messrs. Friedman and Cingari; breach of fiduciary duty and tortious interference with the Merger Agreement by Messrs. Freidman and Cingari. The complaint seeks not less than $1 million in damages. Management has denied the allegations supporting the claims in the complaint and will contest the lawsuit, finding the general damages claim to be without merit. The Company acknowledges it owes shares to Illuminate, Inc. and has made a good faith effort to reach a mutual agreement as to the number of shares due to Illuminati, Inc. Management intends to move to dismiss the lawsuit after a period of discovery.

Subsequently, the Company filed an answer and asserted a counterclaim for fraudulent inducement against Illuminati, Inc. based upon numerous fraudulent misrepresentations made by Illuminati, Inc. The Company has asked the New Jersey Superior Court to award Fresh Harvest damages in the amount of $2,000,000.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES

Market Information

Our shares of common stock trade on the Over-the-counter Bulletin Board under the symbol FRHV. We commenced trading on May 8, 2007. To date, trading in our common stock has been minimal and thus an investment in our common stock must be considered illiquid. The high and low bid quotations of our common stock on the OCTBB for the following calendar quarters were:

Period High Low 2007 First Quarter (1) (1) Second Quarter $0.75 $0.35 Third Quarter $0.90 $0.50 Fourth Quarter $0.62 $0.35 (1) Our common stock commenced trading on the OTC:BB on May 8, 2007.

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. As of January 24, 2008, we had five broker dealers making a market in our common stock.

On January 24, 2008, the closing sale bid price for our common stock was $0.35 on the OTCBB

As of January 24, 2008, we had 20,408,103 shares of common stock issued and outstanding, held by approximately 99 registered shareholders.  In many cases, shares are registered through intermediaries, making the precise number of shareholders difficult to obtain.

Future Sales by Existing Stockholders

As of January 24, 2008, a total of 20,408,238 shares of our common stock were issued and outstanding. 544,075 of those shares are considered “blank check” shares. Blank Check shares are the shares issued by the Company while it was still a “public shell”. Those shares cannot be sold publicly unless they are covered by a registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”)  The remaining shares 19,864,163 of our common stock (i.e. the non-blank check shares) are “restricted”. “Restricted” shares cannot be publicly trading unless permitted under the provisions of Rule 144 of the Securities Act. As of February 15, 2008, when revised rules under the provisions of Rule 144 of the Securities Act become effective, all of our restricted securities are eligible to be publicly traded under the conditions or provisions of said rule, some under volume and manner of sale restrictions.

In addition, as of January 24, 2008, we had issued convertible promissory notes to 16 individuals who lent money to the Company. One of those individuals has been repaid in full. Although, we have no assurance that any of these notes will be converted into common stock, these notes, if they all were converted by the holders, can be converted into approximately 775,000 shares of common stock which would be immediately eligible to be sold publicly under Rule 144.  One individual lender can convert at a discount to a publicly trading market price, and at this time we can not determine the number of shares at which he can convert his loan to. Under Rule 144, if a convertible promissory note is converted into common stock, the shareholder’s holding period reverts to the date that the original note was issued.

The sale a significant amount of any of the aforementioned shares under Rule 144 could have a depressive effect on the public market price of our common stock, if one develops.

Purchases of Equity Securities by the Small Business Issuer and Affiliates

There were no purchases of our equity securities by us or any of our affiliates during the year ended October 31, 2007.

Stock Incentive Plans and Equity Compensation Plans

We do not have any such plans at this time.

Penny Stock Rules

Trading in our securities, if it develops, is subject to the “Penny Stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.

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

Sales of Unregistered Securities

During the year ended October 31, 2007, we sold unregistered securities including convertible promissory notes.  However, those sales have been previously reported in our Current Reports on Form 8K and/or our Quarterly Reports on form 10QSB that we have filed with the Securities and Exchange Commission. There were no such sales of securities, including convertible promissory notes during the fourth quarter ending October 31, 2007.

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

Overview

We are a start-up, development stage company and have generated only nominal revenues from our organic food business operations since inception on November 26, 2003 through October 31, 2006 ($177,567) and we have not raised any funds since our inception, except for capital contributions of $68,803 from Michael Jordan Friedman, $123,969 from the sale of common stock between November 2006 through October 2007, to 8 investors, and convertible loans totaling $178,000 from eight individuals. The convertible loans notes provide for conversion of principal and interest into shares of common stock at an average the rate of $.50 per share or a 35% discount to the market price. The interest rate on the loans is 10% per annum. The convertible loan term for each is from 18 months to 24 months, depending on the Agreement. The name of each lender, the issue date, the maturity date and principal amount of each loan are as follows:

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

Hendrik Freund

9/19/06

  9/19/08

$100,000

Nancy Stetson

11/30/06

11/30/08

$ 50,000

Margaret McMurrer

2/23/06

12/23/08

$ 18,000

Kathy Moynihan

1/31/07

1/31/09

$ 15,000

Max Greenfield

2/26/07

2/26/09

$ 30,000

Brian Donovan

4/17/07

4/17/09

$ 20,000

Matt Zoetzinger

4/17/07

4/17/09

$ 15,000

Michael J. Scagliarini

4/24/07

4/24/09

$ 15,000

Ronald DeAngelis

4/30/07

4/3009

$ 15,000

Sarah Dumbrille has verbally extended her loan and has expressed her intent to convert her loan to shares in the near future.  Linda Willis’ loan was repaid in full on December 12, 2006.

Arthur Friedman, the father of the Company’s President and CEO, has made advances to Fresh Harvest $478,207.00 in fiscal 2007 and a total of $692,028.00 to date.  We do not expect repayment to be required within the foreseeable future.

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

To date, our primary efforts have been devoted to developing our line of organic food products and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future.  As of October 31, 2007, the Company had current assets of $342,154, comprised of cash $8,383, and accounts receivable $25,869 and inventory $307,902.  Management believes that cash on hand and current assets as of October 31, 2007 are not sufficient to fund operations for the next 12 months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing as well as enter into factoring arrangements using our receivables to finance our operations. In addition, we will attempt to raise funds through the sale of equity. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our financial statements contained in this Report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. Our financial statements indicate that we incurred net losses for the period from inception of November 26, 2003 to October 31, 2007 of $2,330,640.

Our auditors have provided an explanatory note in our financial statements that indicates that our ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to implement our business plan and pay our bills. This is because we have not generated any significant revenues and no earnings are anticipated until our business operations become profitable. The auditors’ note indicates that the their financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  The explanatory paragraph further states that we have no current source of revenue, nor operations, and that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

During the next 12 months, we have no material commitments for capital including but not limited to the purchase or sale of a plant or significant equipment. In addition, we do not expect to incur research and development costs within the next 12 months or have any significant changes in the number of our employees.

Plan of Operation for the Next Twelve Months

Our plan of operation for the twelve months following the date of this Report is to continue to develop and expand our business operations to have sustainable cash flow. Since we have not had raised sufficient through debt, equity sales or revenues (losses, only), over the last fiscal year, our Plan of Operation has been delayed and remains substantially the same as the plan for the prior fiscal year (the year ended October 31, 2006).  The Plan of operation may include, but not exclusively, activities such as:

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

•

Establishing and/or solidifying relationships with manufacturers, packagers and suppliers, including growers of organic foods such as artisan farms, co-ops and farming families in America and throughout the world. Estimated cost: $200,000 (which includes the production of sample products).

•

Establishing a distribution network for our products including supermarkets, independent grocers, food brokers and snack distributors.  Estimated cost: $55,000.

•

Conducting a search for new manufacturers and packaging companies.

•

Commence and establish marketing, advertising and promotion programs to increase brand equity and awareness. Estimated cost:  $400,000.

•

Salaries, including for present employees and possible new hiring of additional management personnel and appropriate operating and sales staff. Estimated cost: $250,000.

•

Partial repayment of convertible loans. Estimated cost: $75,000.

These are only estimates and no assurance can be given regarding either statement as to timing or actual eventuality. If we can raise more than the minimum amounts indicated above, we anticipate spending increased amounts on establishing and expanding our distribution network, marketing, advertising and promotions.

We commenced operations during our third quarter ending July 31, 2006 of our prior fiscal year ended October 31, 2006. We expect that our business operations will generate sufficient revenues to sustain our operations and cash flow by July 1, 2009.  We have recently purchased a minimum number of products (coffee, health and coffee bars, salsa and olive oil), and anticipates sales that will provide revenues for operations. The revenue generated from these sales will be used to make additional product purchases and minimally fund our operations.

We estimate that our cash and other current assets as of October 31, 2007, of approximately $342,154 will only be sufficient to meet our short term needs for approximately four months.  If we are unable to raise the required financing, we will be delayed in commencing our business plan.  Currently, because we are considered a new business with limited credit history with vendors, suppliers, manufacturers, packagers and food producers, we must pay for our purchases “up front” and are not granted credit terms. This will continue until we have established a satisfactory credit history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. Our inability to obtain credit from such providers has a significant impact upon our liquidity and our ability to utilize funds for other purposes. Similarly, if and when we hire salesmen and /or additional personnel, including management and sales personnel, the cost related to such hirings will have a significant impact on our liquidity and deployment of funds.

Results of Operations for Years Ending October 31, 2006 and 2007

Comparative Years’ Financial Information

We only began earning revenues in our third quarter ending July 31, 2006 of our prior fiscal year ending October 31 2006, when we commenced operations. Accordingly, our revenues for the year ending October 31, 2007, and for the period from inception (November 26, 2003) until October 31, 2007 are $473,572.  We are still in our early stages and do not anticipate earning enough revenues to be profitable, if at all, until approximately July 2009. We can provide no assurance that we will ever become profitable.

We incurred operating expenses in the amount of $1,087,370 for the fiscal year ended October 31, 2006, and $1,091,712 for the year ended October 31, 2007. For the period from inception (November 26, 2003) until October 31, 2007, our operating expenses were $2,424,155.

Our net loss increased insignificantly from $1,028,802 during the year ended October 31, 2006 to $1,056,765 during the year ended October 31, 2007. Although in fiscal 2007 we incurred increased costs related to sales and marketing and the expansion and growth of our operations (categorized as general and administrative expenses) from $685,320 to $1,084,890, we had a onetime merger costs of $400,000 in 2006 and no such costs in 2007.

Financial Condition and Liquidity

At October 31, 2007, we had assets of $377,746 consisting of cash in the amount of $8,383, net accounts receivable of $25,869, inventory of $307,902 and net fixed assets of $35,592.

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

Advertising

Advertising is expensed when incurred.  Advertising for the year ended October 31, 2007 was $380,425 compared to $0 for the year ended October 31, 2006.

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

ITEM 7.  FINANCIAL STATEMENTS

Fresh Harvest Products Inc

Auditor’s Report

33

Balance Sheet

34

Statement of Operations

35

Statement of Stockholders’ Equity

36

Statement of Cash Flows

37

Notes to Financial Statements

38-43

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Fresh Harvest Products, Inc.

We have audited the accompanying balance sheet of Fresh Harvest Products, Inc. as of October 31, 2007 and October 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended October 31, 2007 and October 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fresh Harvest Products, Inc. as of October 31, 2007 and October 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended October 31, 2007 and October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited revenues which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore & Associates Chartered
Las Vegas, Nevada
February 13, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

FRESH HARVEST PRODUCTS, INC. Balance Sheet
	October 31, 2007	October 31, 2006
	(Audited)	(Audited)

ASSETS
Current Assets
Cash in Bank	$ 8,383	$ 921
Accounts Receivable, net	25,869	115,757
Inventory	307,902	147 701
Total Current Assets	342,154	264,379

Fixed Assets, net	35,592	29,960

TOTAL ASSETS	$ 377,746	$ 294,329

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 52,255	$ 63,315
Accrued Expenses Payable	235,603	59,759
Payroll and Related Taxes Payable	118,001	76,098
Loans Payable, current portion	567,500	135,000
Loans Payable to Related Parties	705,028	226,821
Total Current Liabilities	1,678,387	560,993
Long-Term Liabilities
Loans Payable	243,000	500,000
Total Liabilities	1,921,387	1,060,903

Stockholders' Deficit
Common Stock, Authorized 200,000,000 Shares,
Issued and Outstanding: 17,845,400 Shares,
Par Value $0.0001	1,785	1,617
Paid in Capital	785,214	505,594
Accumulated Deficit	(2,330,640)	(1,273,875)
Total Stockholders' Deficit	(1,543,641)	(766,664)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 377,746	$ 294,329

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC. Statements of Operations
	Year Ended October 31, 2007	Year Ended October 31, 2006

Revenue	$ 296,005	$ 177,567

COGS	261,058	118,999

Gross Profit	34,947	58,568

Expenses
Depreciation & Amortization	6,822	2,050
Merger Costs	-	400,000
General & Administrative	1,084,890	685,320

Total Expenses	1,091,712	1,087,370

Income (Loss) before Taxes	(1,056,765)	(1,028,802)

Provision for Income Taxes	-	-

Net Income (Loss)	$(1,056,765)	$ (1,028,802)

Basic and Diluted Earnings (Loss) per Share	a	$ (0.06)

Weighted Average Number of Shares	17,854,406	16,166,840

a = Less than $0.01

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC. Statement of Stockholders’ Deficit For the period from November 1, 2006 to October 31, 2007
	Common	Stock	Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at October 31, 2005	363,052	$ 36	$ 170,292	$ (245,073)	$ (74,745)

Adjustment	(268)
Shares Issued November 2005	20,844	2	28,798		28,800
Shares Issued December 2005	195,505	20	61,480		61,500
Shares Issued January 2006	344	-	15,000		15,000
Shares Issued February 2006	14,046,109	1,405	139,056		140,461
Shares Issued March 2006	11,875	1	14,999		15,000
Shares Issued April 2006	796,543	80	28,698		28,778
Shares Decreased (April 1, 2006)	(266,273)	(27)	(2,629)		(2,656)
Adjustment	(891)
Shares Issued for SoySlim, May 2006	1,000,000	100	49,900		50,000
Net Loss for the year ended October 31, 2006				(1,028,802)	(1,028,802)

Balance at October 31, 2006	16,166,840	1,617	505,594	(1,273,875)	(766,664)

Shares Issued November 2006	33,835	3	3,280		3,283
Shares Issued December 2006	8,300	1	829		830
Shares Decreased (December 2006)	(1,000,000)	(100)	(49,900)		(50,000)
Shares Issued January 2007	805,500	80	80,571		80,651
Shares Issued June 2007	697,330	70	76,636		76,706
Shares Issued July 2007	1,142,601	114	168,204		168,318
Net Loss for the Year ended October 31, 2007				(1,056,765)	(1,056,765)
Balance, October 31, 2007	17,854,406	$ 1,785	$ 785,214	$ (2,330,640)	$ (1,543,641)

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC. Statement of Cash Flows
	Year Ended October 31, 2007	Year Ended October 31, 2006

Cash flows provided by (used for) operating activities:
Net loss	$ (1,056,765)	$ (1,028,802)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation & Amortization	6,822	2,050
Stock issued for services	269,788	163,540
Stock issued for product rights	-	50,000
Stock issued for conversion of debt	60,000
Merger costs	-	400,000

Changes in assets and liabilities:
Increase in accrued expenses payable	175,844	58,559
Increase /(Decrease) in accounts payable	(11,060)	63,315
Increase in payroll and related taxes payable	41,903	73,343
(Increase) / Decrease in accounts receivable	89,888	(115,757)
(Increase) / Decrease in Deposits	-	2,675
(Increase) in inventory	(160,201)	(147,701)
Net cash provided by (used for) operating activities	(583,781)	(478,778)

Cash flows provided by (used for) investing activities:
Organization Costs	-	-
Purchase of fixed assets	(12,464)	(32,000)
Cash provided by (used for) investing activities	(12,464)	(32,000)

Cash flows provided by (used for) financing activities:
Loan repayments	(10,000)	(62,000)
Proceeds from advances from Related Parties	478,207	285,121
Proceeds from issuance of loans payable	185,500	135,000
Sale of common stock	-	123,343
Redemption of Capital Stock (SoySlim)	(50,000)	-
Capital Contributions	-	-

Cash provided by (used for) financing activities	603,707	481,464

Net Change in Cash	7,462	(29,314)

Beginning Cash	921	30,235

Ending Cash	$ 8,383	$ 921

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2007

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

FHP’s primary efforts have been devoted to developing its line of organic food products and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  As of October 31, 2007, the Company had approximately $8,383 in cash.  Management believes that cash on hand as of October 31, 2007 is not sufficient to fund operations through October 31, 2008.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However the Company has limited revenue and without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The Company believes that to continue in existence it has to increase its revenues, and has received loans to purchase inventory.  The Company will also be seeking additional capital in the form of loans (both short and long term) to provide capital for expansion, new product development, inventory, and advertising and marketing.

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2007

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

Advertising

Advertising is expensed when incurred. Advertising for the year ended October 31, 2007 was $38,425.31, compared to $ for the year ended October 31, 2006.

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2007

General and Administrative Expenses

General and administrative expenses include costs associated with developing the Company’s line of products, such as designs, packaging and selling, as well as other administrative expenses such as telephone, legal fees, travel and the like.

Depreciation of Equipment

Equipment is being depreciated on a straight-line basis over the useful life of the equipment.

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

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2007

NOTE 4.

LOANS PAYABLE

Loans payable consist of the following:

October 31, 2007
Convertible loans bearing interest at a rate of 10% and due at various dates between November 2006 and April 2007. The notes are convertible into common shares at any time between the date of issue of the notes and their due dates at a conversion rate of $0.50 per share for a total of 200,000 shares. The Company is currently negotiating extensions of these loans.	$90,000
Note payable incurred in connection with reverse merger, due December 16, 2007 – see Note 1	400,000
Convertible notes bearing interest at a rate of 4% and due September 2007. The note is convertible into common shares at any time at the option of the lender or the Company at a 35% discount of the market price of the Company’s common shares. The Company has negotiated extensions for loans due in September 2007.	35,000
Convertible loan bearing interest at a rate of 12% and due September 2008. The loan is convertible into common shares at any time at a conversion rate of $2.00 per share for a total of 50,000 shares.	100,000
Convertible loan bearing interest at a rate of 10% and due November 30, 2008. The loan is convertible into common shares at any time at a conversion rate of $.085 per share, for a total of 58,823 shares.	50,000
Convertible loan bearing interest at a rate of 10% and due December 23, 2008. The loan is convertible into common shares at any time at a conversion rate of $.095 per share, for a total of 18,948 shares.	18,000
Non-convertible short term loan bearing interest at a rate of 5% and due in July 2007. The Company is currently negotiating an extension of t his loan.	7,500
Convertible note bearing interest at a rate of 10% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	15,000
Convertible note bearing interest at a rate of 12% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	30,000
Convertible notes bearing interest at a rate of 10% and due April 2009. The note is convertible into common shares at any time at the option of the lender or the Company at $0.45 per share or a 35% discount of the market price of the Company’s common shares.	35,000
Convertible notes bearing interest at a rate of 10% and due April 2009. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 35% discount of the market price of the Company’s common shares.	15,000
Convertible notes bearing interest at a rate of 10% and due June 2009. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 25% discount of the market price of the Company’s common shares.	15,000
Total:	$810,500
Less: current portion	(567,500)
Long Term	$243,000

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2007

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

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2007

NOTE 8.

REVENUE AND EXPENSES

The Company currently has limited operations and revenue.

Accounts Receivable

Accounts Receivable is $25,869 and represents current amounts collectable.

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

None

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

Internal Controls

In connection with the effectiveness of our Registration Statement on Form 10-SB, we first became subject to the reporting obligations of Section 13 of the Exchange Act in July 2005, and we became an active company (changing our status as a “blank check” company) in December 2005. Accordingly, since that time, we have adopted and implemented various measures in order to improve control processes and corporate governance. As a non-reporting company prior to July 2005, we were not required to adopt the types of internal control procedures that a reporting, active public company must adopt and maintain. Accordingly, since that time, we have taken steps to enhance existing policies, or implement new ones, so as to have an effective system of internal controls over financial reporting. These measures, which either have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, include the development of policies and procedures and the educating of employees on existing policies and procedures in an effort to continuously improve our overall control environment. Except for the improvements described above, there have been no other changes in the internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

In addition to our executive officers and directors, we have a number of administrative (non-executive) officers as members to our Board of Advisors whose backgrounds are listed below.

The names, addresses, ages and positions of our executive officers and directors are set forth below:

NAME AND ADDRESS	AGE	POSITIONS

Michael Jordan Friedman	30	President, CEO, CFO and Chairman of the Board
280 Madison Avenue, Ste 1005 New York, New York 10016

Dominick M. Cingari	33	Director and Chief Operating Officer
280 Madison Avenue, Ste 1005 New York, New York 10016

Richard J. Verdiramo	43	Director
3163 Kennedy Boulevard Jersey City New Jersey 0730

Jay Odintz	47	Director
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

Dominick M. Cingari – Chief Operating Officer and Director. Mr. Cingari was appointed to these positions in connection with the acquisition on December 16, 2005. He grew up in his family’s retail food business (which, since 1990, has been the ownership and operation of eight Grade A ShopRite supermarkets in the New York Metropolitan area) and from the age of 4 (1978) was working in their stores initially stocking shelves and later earning the basics of the business by working with suppliers, food brokers and distributors, including working with those companies on promotions and product displays.  After graduating with a degree in food marketing from St. Joseph’s University in May 2000, Mr. Cingari worked for Poland’s Best, an importer and distributor of gourmet/ethnic food products selling to supermarket chains from July 2000 to February 2005.  Mr. Cingari, in May 2001 became self employed in his own import, sales and distribution business that imported food products from around the world, including: Italy, Poland, Greece and Hungary.  In the operation of this business, he dealt with farmers, foreign and American shipping and freighter companies, label and graphic designers, American warehouses and retailers Mr. Cingari frequently traveled to

Europe and has helped develop food products step by step from the farm to the supermarket shelves.  In addition, prior to joining Fresh Harvest Food Products, Inc. in 2005, Mr. Cingari privately consulted with food companies on product development, brand extensions and brand development, marketing, and business development from 2001 through 2005.

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

 (B)

OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

 Administrative (non-executive) officers and their backgrounds

Michael J. Scagliarini – Vice President of Sales - Age 46 – Mr. Scagliarini spent over 24 years working in the corporate beverage world for Coca-Cola in both The Coca-Cola Bottling Company of New York, Inc. and Coca-Cola Enterprises, Inc.  Going straight from college to Coca-Cola Bottling and later moving upward to Coca-Cola Enterprises, Mr. Scagliarini held various leadership positions in sales, marketing and operations.  Mr. Scagliarini managed a team of 50+ employees in Sales Operations servicing customers in all business channels and was responsible for Key Accounts for major supermarkets in Connecticut and Massachusetts, with over $65MM in annual sales, while increasing in Market Share by 17% in 3 years.  In addition, Mr. Scagliarini is a certified instructor for Management Essentials training program(s) where he taught managerial and selling skills to hundreds of managers.  Mr. Scagliarini is an active member of the Connecticut Food Association.   He volunteers his time to support a number of organizations including: The American Lung Association and The Juvenile Diabetes Research Foundation and he is a member of The Connecticut Audubon Society and Defenders of Wildlife.  Mr. Scagliarini volunteers his time coaching youth soccer and baseball and is very active in his local community.  Mr. Scagliarini enjoys spending time outdoors with his family, including: fishing (catch & release), golf, hiking, and swimming.  He also enjoys cooking organic gourmet meals for his family and friends.  Mr. Scagliarini resides with his wife and three children in Milford, CT.  Mr. Scagliarini received his Bachelors degree with honors in Marketing and Management from Franklin Pierce College, Rindge, NH.

Michael Ferro - Information Technology Manager - Age 34 - Mr. Ferro has over 15 years experience in the internet technology field.  Mr. Ferro is responsible for the set-up, configuration and administration of the corporate (remote) server infrastructure, the installation, configuration and support of all user applications, the administration of domains, configuration of DNS, email records, editing the content and layout and all edits and changes to the company website.  Mr. Ferro developed and maintains the Company’s recently launched online web-store and all of its components (i.e. paypal, online processes, etc).  He has experience in several other industries, including accounting, retail, food and restaurant. He is a graduate of George Washington University.

Roman Mayer – Creative Designer – Age 68 -Mr. Mayer has more than 40 years experience in branding, brand positioning, packaging, corporate identity, advertising and marketing in all media, with a focus on food and beverage manufacturers and retailers. Since 1990, when he founded his own graphic design company, RM Associates, Inc. in Stamford CT., Mr. Mayer has been the principal of this firm working in the areas of graphic label development, website design, advertising, and the production of sales, marketing and promotional materials for client companies. RM Associates, Inc.’s clients include The Great Atlantic & Pacific Tea Company (A&P); Price Chopper Supermarkets, and Win-Dixie Stores, Inc.  In the past, he has also produced programs for: Shop-Rite Supermarkets, Pathmark Supermarkets, Pueblo Supermarkets, Lender’s Bagels, Hillshire Farm Smoked Sausage, and Dewar’s White Label Scotch Whiskey.

Board of Advisors and their backgrounds

Lawrence J. Kremer – Age 57 - Mr. Kremer began his 40 year career in the retail food business at Publix Supermarkets. As a Corporate Category Director for Publix Supermarkets (from 1991 through 2004), Mr. Kremer was responsible for developing over $750 million in corporate sales within the pet food and paper categories, two of the top ten categories within the company. He was responsible for developing market analysis and tracking methods to identify business opportunities, and provided Public top management with strategies to grow additional categories within the store.  Mr. Kremer worked through the ranks as Stock Clerk, Store Manger, Buyer, and Category Director for all (780) stores in the organization as well as overseeing the procurement of seven warehouses. Since 2004, Mr. Kremer has retired from full time business activities.

Salvatore J. Cingari – Age – 61 – Since 1990, Mr. Cingari has owned and operated eight Grade A ShopRite supermarkets. Mr. Cingari has been in the retail supermarket business for over 40 years and grew his business from several small stores to eight stores with revenues in excess of $250 million dollars.  Mr. Cingari has hands on experience in all facets of the food retailing business.

Harry Topalian – Age 73 - Mr. Topalian is the holder of twelve patents and numerous inventions.  In Mr. Topalian’s 37 year career at General Foods he is credited with the development of the enormously successful lines of Stove Top Stuffing, Jell-O 1-2-3 and Oven Fry.  Since 1998, Mr. Topalian is the founder and principal of The Topalian Group, a food product quality and standards consulting firm that provides such services as product development consulting and quality control and laboratory testing.

Joseph Ackilli – Age 69 - Mr. Ackilli holds a Master of Science Degree from Stevens Institute of Technology with emphasis on Physical and Organic Chemistry.  He has 31 years experience at General Foods and Kraft Corp. as Associate Director of product development. Mr. Ackilli’s major accomplishments include: development and implementation of Crystal Light Beverages which has generated $700 million in profits. He was a key member of acquisition team for Capri Sun Beverages. He developed frozen bread dough technology which led to successful introduction of DeGiorno frozen pizza. He was involved in the development of a line of natural soy products. Since 2001, Mr. Ackilli has worked with Mr. Topalian at The Topalian Group, a food product quality and standards consulting firm.

Anthony Buono - Age - 58 - Mr. Buono has been in the consumer packaged goods industry for over  30 years.  Mr. Buono is a Former Vice President of Sales of Pillsbury; a Former Senior Vice President of Hartz Mountain and is currently a Vice President of Marketing & Sales Premio Foods, one of the largest manufacturers of sausages in the United States. Mr. Buono is very seasoned in the sales and growth stages of a company and has extensive contacts in the retail and institutional food market.

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

(E) AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have an audit committee financial expert; as such term is defined in Item 401(e) of Regulation S-B, serving on its audit committee because it has no audit committee and is not required to have an audit committee because our common stock trades on the OTC:BB and is not a listed security.

(F)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company for the period covered by the Report. Specifically, for the year ending October 31, 2007, our officers, directors, and greater than ten percent beneficial shareholders were required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by the Company, for the year ending October 31, 2006, each of the Company’s directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities as made the required filings except as follows:  Michael Jordan Friedman (Officer, Director and  a greater than ten percent beneficial shareholder) filed his Form 3 late, and one Form 4 (reporting one transaction) late; Dominick Cingari (Officer and Director) filed his Form 3 late and two Form 4s (each reporting one transaction) late; William A. Bodine (Former Officer and Director) filed a Form 3 late; Marcia Roberts (a greater than ten percent beneficial shareholder) filed her Form 3 late; and Illuminate, Inc. (a greater than ten percent beneficial shareholder) filed its Form 3 late. In addition, since the fiscal year ending October 31, 2006, Directors Jay Odintz and Richard Verdiramo each have failed to file the required Form 3. Each director has been advised to address this oversight.

(G)  CODE OF ETHICS

We have adopted a code of ethics that applies to all of our executive officers and employees.  See Exhibit 14 to our Registration Statement on Form SB-2 posted on May 12, 2006– Code of Ethics, for more information. Also, we posted our code of ethics on our website at www.freshharvestproducts.com/CODEOFETHICS.pdf.  We will undertake to provide any person with a copy of our Code of Ethics free of charge upon written request. We believe that our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. However, since we currently have only two officers and four directors, it will be difficult to have an independent person act as a code of ethics compliance officer to oversee compliance with the Code of Ethics. As a result, our management may have an inherent conflict of interest in enforcing our Code of Ethics.

(H) INDEPENDENT DIRECTORS

We consider one of our four directors (Jay Odintz) to be independent.

(I) CONFLICTS OF INTEREST

Each of our executive and administrative officers, including our Chief Executive Officer/Chief Financial Officer, Michael Jordan Friedman, reserves the right to devote some time to other business endeavors.

Director Richard Verdiramo is the son of the principal of Illuminati, Inc., a firm with which we are in litigation. See Part I, Item 3, above. Richard Verdiramo did not participate in any Board of Directors’ meetings during fiscal year 2007.

Regarding a possible conflict of interest we may have complying with our Code of Ethics, see the “Code of Ethics”, above.

ITEM 10.  EXECUTIVE COMPENSATION

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the year ended October 31, 2007 of those persons who were, at October 31, 2007 (i) the president, chief executive officer and chief financial officer (Michael J. Friedman) and

(ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (Dominic Cingari – Chief Operating Officer):

SUMMARY COMPENSATION TABLE
Name and Principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards Vested ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Michael J. Friedman, President, CFO and CEO	2007	6,800 (1)	0	0	0	0	0	5,730 (2)	12,530
Dominick Cingari, COO	2007	132,000	0	5,000 (3)	0	0	0	5,730 (2)	142,730

(1)    Mr. Friedman has not accrued any of his annual salary to date.

(2)    Medical insurance payments made on behalf of these employees.

(3)    500,000 shares of our issued as additional compensation to this officer.

Stock Option and Equity Compensation Plans

The Company does not have any stock option or equity plans currently in place.

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

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our Company or as a result of a change in the responsibilities of an executive following a change in control of our Company.

Directors’ Compensation

Currently, we do not compensate our Directors (in any fashion including stock options or warrants or with stock awards) for their services as directors, nor do we plan to do so in the foreseeable future. We will however, reimburse our Directors for reasonable expenses they may incur in attending or participating in board meetings. To date, we have not made such reimbursements.  The 500,000 shares of restricted common stock issued to Mr. Dominick Cingari during fiscal year 2007 were issued to him in his capacity as an officer of the Company, not as a director.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the January 24, 2008, the total number of shares of common stock owned beneficially by directors and executive officers, individually, and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his or her shares and possesses sole voting and dispositive power with respect to the shares. Unless otherwise indicated, the address for each shareholder below is that of the Company, i.e. 280 Madison Avenue, Suite 1005, New York, NY 10016.

Name and address

Number of Shares

Percent

Title of Class

of beneficial owner

beneficially owned (1)

of class (2)

Shares of common stock

Michael Jordan Friedman (3)

 5,720,307

28.03%

Shares of common stock

Dominick Cingari (3) (7)

2,600,000

12.74%

Shares of common stock

Jay Odintz (4)

   400,000

 1.96%

Shares of common stock

Richard J. Verdiramo (4) (5)

        -0-

 0.00%

3163 Kennedy Boulevard

Jersey City New Jersey 0730

Shares of common stock

Marcia Roberts (6)

 2,450,000

12.00%

Shares of common stock

Illuminate, Inc. (5)

 4,013,810

19.67%

3163 Kennedy Boulevard

Jersey City New Jersey 0730

Shares of common stock

All officers and directors as a

Group (four) (8)

 8,720,307

54.73%

(1)

The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Report from options, warrants, rights, conversion privileges or similar obligations.

(2)

Based on 20,408,238 shares of common stock issued and outstanding as of January 24, 2008. This does not include the approximate 775,000 shares of common stock into which our issued and outstanding convertible promissory notes that we have issued can be converted. We cannot be assured any of these notes will be converted into common stock.

(3)

Officer and Director.

(4)

Director only.

(5)

Richard Verdiramo is the son of the principal shareholder of Illuminate, Inc., who is one of our principal shareholders. Richard Verdiramo denies any beneficial, dispositive, voting or equitable interest in the shares owned by Illuminati, Inc. We are involved with in a lawsuit with Illuminati, Inc. See Part I Item 3, above.

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

(8)

Not included in this Group are the two administrative (non-executive) officers who together own an additional 350,000 shares of common stock and the five members of our advisory board who together own an additional 435,000 shares of common stock.

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

Prior to the acquisition by Serino 1, Fresh Harvest (the New York Corporation) accepted convertible loans from six individuals for an aggregate of $100,000.00. The convertible loan notes provided for conversion of principal and interest into shares of common stock at an average rate of $.50 per share or a 35% discount to the market price. The interest rate on the loans is 10% per annum. The convertible loan term for each is either 18 months or 24 months. We have assumed responsibility for said loans. The name of each lender and the maturity date and principal amount of each loan are as follows:

Sarah Dumbrille

November 26, 2006

$20,000

Linda Willis

December 8, 2006

$10,000

Richard Charles Philip Dumbrille

January 20, 2007

$10,000

Joseph Cingari

April 1, 2007

$15,000

Salvatore Cingari

April 1, 2007

$30,000

Thomas Cingari

April 1, 2007

$15,000

Barry Moskowitz

March 8, 2006

$35,000

Hendrik Freund

September 9, 2008

$100,000

Nancy Stetson

November 30, 2008

$50,000

Margaret McMurrer

December 23, 2008

$18,000

Kathy Moynihan

January 29, 2009

$15,000

Max Greenfield

February 26, 2009

$30,000

Brian Donovan

April 17, 2009

$20,000

Matt Zoetzinger

April 17, 2009

$15,000

Michael J. Scagliarini

April 24, 2009

$15,000

Ronald DeAngelis

June 14, 2009

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

10.10

October 3, 2005 Salvatore Cingari Loan Agreement                                                    Previously Filed (4)

10.11

October 3, 2005 Thomas Cingari Loan Agreement                                                      Previously Filed (4)

10.12

Form of SoySlim Agreement as executed as of February 1, 2006                                Previously Filed (7)

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

10.19

March 8, 2006 Barry Moskowitz Loan Agreement                                                       Previously Filed (7)

10.20

September 19, 2006 Hendrik Freund Loan Agreement                                                 Previously Filed (7)

10.21

November 30, 2008 Nancy Stetson Loan Agreement                                                   Previously Filed (8)

10.22

December 23, 2008 Margaret McMurrer Loan Agreement                                           Previously Filed (9)

10.23

January 31, 2009 Kathy Moynihan Loan Agreement                                                    Previously Filed (10)

10.24

February 26, 2009 Max Greenfield Loan Agreement                                                    Previously Filed (11)

10.25

April 17, 2009 Brian Donovan Loan Agreement                                                           Previously Filed (12)

10.26

April 17, 2009 Matt Zoetzinger Loan Agreement                                                          Previously Filed (13)

10.27

April 24, 2009 Michael J. Scagliarini Loan Agreement                                                Previously Filed (14)

10.28

June 14, 2009 Ronald DeAngelis Loan Agreement                                                      Previously Filed (15)

14

Code of Ethics                                                                                                               Previously Filed (4)

16

Letter by former CPA                                                                                                    Previously Filed (3)

31.1

Certification Chief Executive Officer/Principal Financial Officer

required by Rule 13a-14(a) or Rule 15d- 14(a), Friedman                                            Filed herewith

32.1

Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section

906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Friedman                 Filed herewith

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

(5)

By the Registrant as an exhibit to its Form 8 K posted February 1, 2007.

(6)

By the Registrant as exhibits to its Form 8 K posted January 5, 2007.

(7)

By Registrant as an exhibit to its Form 10K for the fiscal year ended

October 31, 2006 posted on February 9, 2007.

(8)

By the Registrant as an exhibit to its Form 10QSB posted March 26, 2007

(9)

By the Registrant as an exhibit to its Form 10QSB posted March 26, 2007.

(10)

By the Registrant as an exhibit to its Form 10QSB posted June 14, 2007

(11)

By the Registrant as an exhibit to its Form 10QSB posted June 14, 2007

(12)

By the Registrant as an exhibit to its Form 10QSB posted June 14, 2007.

(13)

By the Registrant as an exhibit to its Form 10QSB posted June 14, 2007.

(14)

By Registrant as an exhibit to its Form 10QSB posted June 14, 2007.

(15)

By Registrant as an exhibit to its Form 10QSB posted September 14, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended October 31, 2006 and 2007:

  Fiscal 2006

Fiscal 2007

Fee Category

  Fees

Fees

Audit Fees

$     5,000

$   10,200

Audit Related Fees

$            0

$             0

Tax Fees

$            0

$             0

All Other Fees

$            0

$             0

--------------

--------------

Total Fees

$     5,000

$   10,200

========

========

Audit Fees.

Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees.

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

Pre-Approval Policies and Procedures.

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

Date: February 13, 2007

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1 - Certification Chief Executive Officer/Principal Financial Officer required by Rule 13a-14(a) or Rule 15d- 14(a), Friedman

Exhibit 32.1 -  Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section   906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Friedman