Form 10QSB
period 2008-01-31
Fresh Harvest Products, Inc.
filed 2008-03-24
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  March 10, 2008 – 39,372,125

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

FRESH HARVEST PRODUCTS, INC.

FORM 10-QSB

INDEX

Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements as of January 31, 2008

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

20

  Item 4. Submission of Matters to a Vote of Security Holders

20

  Item 5. Other Information

20

  Item 6. Exhibits

20

Signature

21

Exhibits

attached

PART I

Item 1.    FINANCIAL INFORMATION - FINANCIAL STATEMENTS AS OF 01/31/2008

FRESH HARVEST PRODUCTS, INC. Balance Sheet
	January 31, 2008	October 31, 2007
	(unaudited)	(Audited)

ASSETS
Current Assets
Cash in Bank	$ 873	$ 8,383
Accounts Receivable, net	36,928	25,869
Inventory	231,934	307,902
Total Current Assets	269,735	342,154

Fixed Assets, net	42,808	35,592

TOTAL ASSETS	$ 312,543	$ 377,746

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 61,294	$ 52,255
Accrued Expenses Payable	315,028	235,603
Payroll and Related Taxes Payable	137,355	118,001
Loans Payable, current portion	567,500	567,500
Loans Payable to Related Parties	742,232	705,028
Total Current Liabilities	1,823,409	1,678,387
Long-Term Liabilities
Loans Payable	243,000	243,000
Total Liabilities	2,066,409	1,921,387

Stockholders' Deficit
Common Stock, Authorized 200,000,000 Shares,
Issued and Outstanding: 20,408,238 Shares,
Par Value $0.0001	2,040	1,785
Paid in Capital	1,040,342	785,214
Accumulated Deficit	(2,796,248)	(2,330,640)
Total Stockholders' Deficit	(1,753,866)	(1,543,641)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 312,543	$ 377,746

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC. Statements of Operations (unaudited)
	Quarter Ended January 31, 2008	Quarter Ended January 31, 2007	Since Inception [Nov 26, 2003] Through January 31, 2008

Revenue	$ 68,190	$ 46,506	$ 541,762
Returns	-	(21,504)	(21,504)
Total Revenue	68,190	25,002	520,258

Cost of Goods Sold	59,361	34,352	439,418

Gross Profit	8,829	(9,350)	80,840

Operating Expenses
Depreciation & Amortization	2,870	1,522	11,742
Merger Costs	-	-	400,000
General & Administrative	471,567	207,251	2,465,346

Total Expenses	474,437	208,773	2,877,088

Loss before Taxes	(465,608)	(218,123)	(2,796,248)

Provision for Income Taxes	-	-	-

Net Loss	$ (465,608)	$ (218,123)	$ (2,796,248)

Basic and Diluted Loss per Share	$ (0.02)	$ (0.01)	$ (0.14)

Weighted Average Number of Shares	20,408,238	17,854,406	20,408,238

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC. Statement of Stockholders’ Deficit For the period from November 1, 2007 to January 31, 2008 (unaudited)
	Common	Stock	Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at October 31, 2006	16,166,840	$ 1,617	$ 505,594	$(1,273,875)	$ (766,664)

Balance at October 31, 2007	17,854,406	1,785	785,214	(2,330,640)	(1,543,641)

Shares Issued November 2008	2,553,832	255	255,128		255,383
Net Loss for the Quarter ended January 31, 2008				(465,608)	(465,608)

Balance, January 31, 2008	20,408,238	$ 2,040	$1,040,342	$(2,796,248)	$(1,753,866)

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC. Statement of Cash Flows (unaudited)
	Quarter Ended January 31, 2008	Quarter Ended January 31, 2007	Since Inception [Nov 26, 2003] Through January 31, 2008
Cash flows provided by (used for) operating activities:
Net loss	$ (465,608)	$ (218,123)	$ (2,796,248)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation & Amortization	2,870	1,522	11,742
Stock issued for services	55,383	84,764	789,610
Stock issued for product rights		-	50,000
Stock Issued for conversion of debt	-	-	60,000
Merger costs	-	-	400,000

Changes in assets and liabilities:
Increase in accrued expenses payable	79,425	20,796	315,028
Increase in accounts payable	9,039	3,715	61,294
Increase in payroll and related taxes payable	19,353	20,876	137,355
(Increase)/Decrease in accounts receivable	(11,059)	74,826	(36,928)
Increase in Prepaid Expenses	0	(1,295)	0
(Increase) in inventory	75,968	(77,139)	(231,934)
Increase in inventory financing payable	0	61,216	0

Net cash provided by (used for) operating activities	(34,628)	(28,842)	(1,240,080)

Cash flows provided by (used for) investing activities:
Organization Costs	0	0	0
Purchase of fixed assets	(10,086)	(2,658)	(54,550)
Cash provided by (used for) investing activities	(10,086)	(2,658)	(54,550)

Cash flows provided by (used for) financing activities:
Loan Repayments	0	(10,000)	(72,000)
Proceeds from issuance of loans payable from Related Parties	37,204	0	804,232
Proceeds from issuance of loans payable	0	126,000	420,500
Sale of common stock	0	0	123,969
Redemption of Capital Stock (SoySlim)	0	(50,000)	(50,000)
Capital Contributions	0	0	68,803

Cash provided by (used for) financing activities	37,204	66,000	1,295,503

Net Change in Cash	(7,510)	34,500	873
Beginning Cash	8,383	921	0
Ending Cash	$ 873	$ 35,421	$ 873

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

FHP’s primary efforts have been devoted to developing its line of organic food products and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  As of January 31, 2008, the Company had approximately $873 in cash.  Management believes that cash on hand as of January 31, 2008 is not sufficient to fund operations through January 31, 2009.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However the Company has limited revenue and without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The Company believes that to continue in existence it has to increase its revenues, and has received loans to purchase inventory.  The Company will also be seeking additional capital in the form of loans (both short and long term) and equity to provide capital for expansion, new product development, inventory, and advertising and marketing.

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

Advertising

Advertising is expensed when incurred. Advertising for the quarter ended January 31, 2008 was $4,049.99, compared to $0.00 for the quarter ended January 31, 2006.

General and Administrative Expenses

General and administrative expenses include costs associated with further developing and refining the Company’s line of products, such as designs, packaging, sales materials and selling, as well as other administrative expenses such as telephone, legal fees, travel and the like.

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

January 31, 2008
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

NOTE 5.

STOCKHOLDERS’ EQUITY

Common Stock –all Common Stock has a par value of $0.0001.

In November 2007 the Company issued 2,553,832 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $255,128.

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

Accounts Receivable

Accounts Receivable is $36,928 and represents current amounts collectable.

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

Overview

We are an early stage company and have generated only nominal revenues from our organic food business operations since inception on November 26, 2003 through January 31, 2008 ($541,762). We only began having revenues from operations during the quarter ending July 31, 2006. Our net loss from inception until January 31, 2008 is $2,796,248 and to date, we have been dependent upon equity and debt financing. Since our inception through January 31, 2008, we have been funded through capital contributions of $68,803 from Michael Jordan Friedman, our President and Chief Executive Officer, from the sale of common stock between November 2005 through January 31, 2008 for gross proceeds of $123,969 to 11 investors, from convertible loans totaling $388,000 from 15 individuals, and one private loan of $7,500. $95,000 of those convertible loans was issued during the quarter ended April 30, 2007. In addition, Arthur Friedman, the father of the Company’s President and CEO, has made advances to Fresh Harvest of $784,332 since inception through the quarter ending January 31, 2008.  Illuminate, Inc., a principal shareholder, has made advances of $13,000 to Fresh Harvest. Such advances do not have written terms and are not convertible nor is the previously mentioned $7,500 private loan.

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

As a development stage company, our primary efforts have been devoted to developing our line of organic food products and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future.  As of January 31, 2008, the Company had current assets of $269,735 that includes cash ($873), net accounts receivable ($36,928) and inventory ($231,934).  Management believes that the liquid cash and other liquid assets on hand as of January 31, 2008 are not sufficient to fund operations for the next 12 months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing as well as seeking to enter into factoring arrangements using our receivables to finance our operations. In addition, we will attempt to raise funds through the sale of equity. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. Our financial statements indicate that we incurred net losses for the period from inception of November 26, 2003 to January 31, 2008 of $2,796,248.

In the audited financial statements contained in our Annual Report on Form 10KSB for the year ended October 31, 2007, our auditors had provided an explanatory note that indicated that we are an early stage company and our ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. We believe that nothing has happened in our business operation since then that would change our auditor’s opinion about this.

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

·

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

We estimate that our cash and other current assets as of January 31, 2008, of approximately $269,735 will only be sufficient to meet our short term needs for approximately four months.  If we are unable to raise the required financing, we will be delayed in commencing our business plan.  Currently, because we are considered a new business with limited credit history with vendors, suppliers, manufacturers, packagers and food producers, we must pay for our purchases “up front” and are not granted credit terms. This will continue until we have established a satisfactory credit history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. Our inability to obtain credit from such providers has a significant impact upon our liquidity and our ability to utilize funds for other purposes. Similarly, if and when we hire salesmen and /or additional personnel, including management and sales personnel, the cost related to such hirings will have a significant impact on our liquidity and deployment of funds.

Results of Operations for Three Months Ending January 31, 2008 and January 31, 2007.

Financial Information from Comparative Quarters

We first began to have revenues during the quarter ending July 31, 2006. Prior to that we did not have revenues and only had losses. Accordingly, a comparison of the results of accounting periods prior to the quarter ending January 31, 2008 may not be meaningful in making investment evaluations regarding our company. We are presently in the early stages of our business.  In that regard, we can provide no assurance that we will ever be profitable in our operations.

For the three months ended January 31, 2008, we recorded revenues of $68,190 versus revenues of $46,506 in the same period of 2007.  The increase in revenues is attributed to the increase in distribution through our distributors and an increase in our marketing expenses.

Gross profit, defined as revenues less cost of goods sold, was $8,829 for the three months ended January 31, 2008, compared to ($9,350) for the three months ended January 31, 2007. The difference is attributed to the fact there was a return by a distributor in the 2007 period.

Cost of goods sold was $59,361 for the three months ended January 31, 2008 compared to $34,352 for the three months ended January 31, 2007.  The difference can be attributed to the increase in products sold in the 2008 period and thus an increase in the cost of goods sold.

We incurred operating expenses in the amount of $474,437 for the three months ended January 31, 2008, and $208,773 for the three months ended January 31, 2007.

Our net loss increased from $218,123 for three months ended January 31, 2007 to $465,608 for the three months ended January 31, 2008. The increase was primarily as a result of an increase in marketing, sales and salary expenses.

Financial Condition and Liquidity

At January 31, 2008, we had current assets of $269,735 including cash in the amount of $873, inventory of $231,934 and accounts receivable of $36,928.  We had net fixed assets of $42,808.

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

Advertising

Advertising is expensed when incurred. Advertising for the quarter ended January 31, 2008 was $4,049.99, compared to 40.00 for the quarter ended January 31, 2007.

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

Internal Controls

In connection with the effectiveness of our Registration Statement on Form 10-SB, we first became subject to the reporting obligations of Section 13 of the Exchange Act in July 2005, and we became an active company (changing our status as a “blank check” company) in December 2005. Accordingly, since that time we have been adopting and implementing various measures in order to improve control processes and corporate governance. As a non-reporting company, we were not required to adopt the types of internal control procedures that a reporting, active public company must adopt and maintain. Accordingly, since becoming an active company, we have taken steps to enhance existing policies, or implement new ones, so as to have an effective system of internal controls over financial reporting. These measures, which either have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, include the development of policies and procedures and the educating of employees on existing policies and procedures in an effort to continuously improve our overall control environment. Except for the improvements described above, there have been no other changes in the internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

An Order to Show Cause with Temporary Restraints was issued upon the Registrant by the Plaintiff on February 20, 2008, by the Superior Court of New Jersey in connection with the matter described in Item 1 (Legal Proceedings), above. See Exhibit 99.1 attached hereto. In connection therewith, a hearing was held on March 10, 2008. As a result of the hearing, the Court issued the following orders:

(A)

Take no action to alter, destroy, delete, move, transfer, sell or otherwise take any adverse action with respect to the books or records, or to the property or assets of FHP, wherever located, but to protect, preserve and safeguard same;

(B)

Take no action to increase the number of the Registrant’s shares authorized or issued, to issue any further shares, except as to creditor initiated conversions of debt to shares for debt issued by the Registrant prior to 2/11/2008

(C)

Incur no further debt of obligation on behalf of the Registrant except in the ordinary course of business and in an amount not to exceed $75,000 in the aggregate;

(D)

Immediately instruct the Registrant’s transfer agent to release to Richard Verdiramo information requested by the plaintiff, including without limitation, a list of shareholders and mailing labels containing their addresses;

(E)

Immediately authorize and facilitate the plaintiff’s efforts to obtain the contact information on Registrant’s beneficial owners from whatever source(s) necessary;

(F)

With Respect to certificates numbered 35, 108, and 113 representing the 4,013,810 shares of Registrant that were issued to the plaintiff before February 13, 2008, defendants will provide before 3/10/2008 all documents concerning the issuance and cancellation thereof;

(G)

Allow the plaintiff and/or its counsel, through Richard Verdiramo, immediate and regular access to the Registrant’s financial and corporate books and records for purposes of inspection and copying.

Pursuant to the March 10, 2008, Order, the representatives of the Plaintiff examined the Registrant’s financial and corporate books and records. According to said representatives, those books and records were reported to be satisfactory and no irregularities were uncovered.

Another hearing was held on March 19, 2008 and a revised Order to Show Cause with Temporary Restraints was issued by the Superior Court of New Jersey .As a result of the hearing, the Court issued the following orders:

(A)

Cease and desist from altering, destroying, deleting, moving, transferring, selling or otherwise take any adverse action with respect to the property and assets of the Registrant including its financial and corporate books or records, wherever located, absent at least 48 hours written notice;

(B)

Take no action to increase the number the Registrant’s shares authorized or issued, to issue any further shares of the Registrant, except as to creditor initiated conversions of debt to shares for debt issued by the Registrant prior to 2/11/2008

(C)

Incur no further debt of obligation on behalf of the Registrant, except in the ordinary course of business and in an amount not to exceed $75,000 in the aggregate, provided however that the parties can mutually agree to exceed that limit;

(D)

Provide on or before March 21, 2008 a certified list of shareholders;

(E)

Provide on or before March 24, 2008 a list of names and addresses of non-objecting beneficial shareholders;

(F)

Allow the plaintiff through Richard Verdiramo and/or its counsel immediate and regular access to the Registrant’s financial and corporate books and records for purposes of inspection and copying.

Although the parties are conducting ongoing settlement negotiations, there can be no assurance that the matter will be resolved amicably.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities.

 None

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending January 31, 2008 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002, Friedman

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002, Friedman

99.1 Order to Show Cause with Temporary Restraints, February 20, 2008

99.2 Order to Show Cause with Temporary Restraints, March 19, 2008

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

Date: March 20, 2008

21