Form 10QSB
period 2008-04-30
Fresh Harvest Products, Inc.
filed 2008-06-16
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  June 10, 2008 – 41,572,125

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

SEC 2334 (9-05)                Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a  currently valid OMB control number.

FRESH HARVEST PRODUCTS, INC.

FORM 10-QSB

INDEX

Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements as of April 30, 2008

Balance Sheet

3

Statement of Operations

4

Statement of Stockholders’ Equity

5

Statement of Cash Flows

6

Notes to Financial Statements

7-12

  Item 2. Management's Discussion and Analysis of Financial Condition

and Plan of Operation

13

  Item 3. Control and Procedures

18

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

19

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

19

  Item 3. Defaults upon Senior Securities

19

  Item 4. Submission of Matters to a Vote of Security Holders

19

  Item 5. Other Information

19

  Item 6. Exhibits

19

Signature

20

Exhibits

attached

PART I

Item 1.    FINANCIAL INFORMATION - FINANCIAL STATEMENTS AS OF 04/30/2008

FRESH HARVEST PRODUCTS, INC.

          Balance Sheet

(a development stage company)

April 30, 2008
(unaudited)

ASSETS
Current Assets
Cash in Bank	$ 4,349
Accounts Receivable, net	42,562
Inventory	142,607
Total Current Assets	189,518

Fixed Assets, net	42,105

TOTAL ASSETS	$ 231,623

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 72,158
Accrued Expenses Payable	314,563
Payroll and Related Taxes Payable	165,084
Loans Payable, current portion	97,500
Loans Payable to Related Parties	538,211
Total Current Liabilities	1,187,516
Long-Term Liabilities
Loans Payable	263,000
Total Liabilities	1,450,516

Stockholders' Deficit
Common Stock, Authorized 200,000,000 Shares,
Issued and Outstanding: 39,372,125 Shares,
Par Value $0.0001	3,937
Paid in Capital	1,797,703
Accumulated Deficit	(3,020,533)
Total Stockholders' Deficit	(1,218,893)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 231,623

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statements of Operations

(a development stage company)

(unaudited)

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007	Six Months Ended April 30, 2008	Six Months Ended April 30, 2007	Since Inception [Nov 26, 2003] Through April 30, 2008

Revenue	$ 67,638	$ 63,946	$ 135,828	$ 88,948	$ 609,400
Returns	-	-	-	-	(21,504)
Total Revenue	67,638	3,946	135,828	88,948	587,896

Cost of Goods Sold	54,689	47,582	114,050	81,934	494,107

Gross Profit	12,949	16,364	21,778	7,014	93,789

Operating Expenses
Depreciation & Amortization	2,870	1,522	5,740	3,044	14,612
Merger Costs	-	-	-	-	400,000
General & Administrative	234,364	157,321	705,931	364,572	2,699,710

Total Expenses	237,234	158,843	711,671	367,616	3,114,322

Loss before Taxes	(224,285)	(142,479)	(689,983)	(360,602)	(3,020,533)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$ (224,285)	$ (142,479)	$ (689,983)	$ (360,602)	$ (3,020,533)

Basic and Diluted Loss per Share	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.02)	$ (0.13)

Weighted Average Number of Shares	36,778,010	16,014,475	28,124,315	15,911,258	36,778,010

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Stockholders’ Deficit

(a development stage company)

For the period from February 1, 2008 to April 30, 2008

(unaudited)

	Common	Stock	Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at October 31, 2006	16,166,840	$ 1,617	$ 505,594	$ (1,273,875)	$ (766,664)

Balance at October 31, 2007	17,854,406	1,785	785,214	(2,330,640)	(1,543,641)

Shares Issued November 2007	2,553,832	255	255,128		255,383

Shares Issued February 2008	18,963,887	1,897	757,361		759,258
Net Loss for the Six Months Ended April 30, 2008				(689,893)	(689,893)

Balance, April 30, 2008	39,372,125	$ 3,937	$ 1,797,703	$ (3,020,533)	$ (1,218,893)

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Cash Flows

(a development stage company)

(unaudited)

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007	Six Months Ended April 30, 2008	Six Months Ended April 30, 2007	Since Inception [Nov 26, 2003] Through April 30, 2008
Cash flows provided by (used for) operating activities:
Net loss	$ (224,285)	$ (142,479)	$ (689,893)	$ (360,602)	$ (3,020,533)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation & Amortization	2,870	1,522	5,740	3,042	14,612
Stock issued for services	8,333	-	263,716	84,764	797,943
Stock issued for product rights				-	50,000
Stock Issued for conversion of debt	750,925	-	750,925	-	810,925
Merger costs	-	-	-	-	400,000
Changes in assets and liabilities:
Increase/(Decrease) in accrued expenses payable	(466)	16,010	78,960	36,809	314,562
Increase in accounts payable	10,864	14,161	19,903	17,876	72,158
Increase in payroll and related taxes payable	27,729	6,977	47,082	27,853	165,084
(Increase)/Decrease in accounts receivable	(5,634)	(28,745)	(16,693)	46,081	(42,562)
(Increase)/Decrease in Prepaid Expenses	0	450	0	(845)	0
(Increase)/Decrease in inventory	89,327	38,382	165,295	(38,757)	(142,607)
Increase/(Decrease) in Inventory Financing Payable		(61,216)
Net cash provided by (used for) operating activities	659,664	(154,937)	625,036	(183,779)	(580,417)

Cash flows provided by (used for) investing activities:
Organization Costs	0	0	0	0	0
Purchase of fixed assets	(2,166)	0	(12,252)	(2,658)	(56,716)
Cash provided by (used for) investing activities	(2,166)	0	(12,252)	(2,658)	(56,716)

Cash flows provided by (used for) financing activities:
Loan Repayments	(720,000)	0	(720,000)	(10,000)	(792,000)
Proceeds from issuance of loans payable from Related Parties	45,978	43,955	83,182	94,455	850,210
Proceeds from issuance of loans payable	20,000	95,000	20,000	170,500	440,500
Sale of common stock	0	0	0	0	123,969
Redemption of Capital Stock (SoySlim)	0	0	0	(50,000)	(50,000)
Capital Contributions	0	0	0	0	68,803
Cash provided by (used for) financing activities	(654,022)	138,955	(616,818)	204,955	641,482

Net Change in Cash	3,476	(15,982)	(4,034)	18,518	4,349
Beginning Cash	873	35,421	8,383	921	0
Ending Cash	$ 4,349	$ 19,439	$ 4,349	$ 19,439	$ 4,349

The accompanying notes are an integral part of these statements

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

FHP’s primary efforts have been devoted to developing its line of organic food products and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  As of April 30, 2008, the Company had approximately $4349 in cash.  Management believes that cash on hand as of April 30, 2008 is not sufficient to fund operations through April 30, 2009.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are described in Note 2 to the consolidated financial statements. The policies below have been identified as the critical accounting policies we use which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, it is possible that materially different amounts would be reported under different conditions or using assumptions different from those that we have consistently applied. Our critical accounting policies are as follows, including our methodology for estimates made and assumptions used:

Revenue Recognition and Sales Incentives

Sales are recognized when the earnings process is complete, which occurs when products are shipped in accordance with terms of agreements, title and risk of loss transfer to customers, collection is probable and pricing is fixed or determinable. Sales are reported net of sales incentives, which include trade discounts and promotions and certain coupon costs. Shipping and handling costs billed to customers are included in reported sales. Allowances for cash discounts are recorded in the period in which the related sale is recognized.

Valuation of Accounts and Chargebacks Receivable

We perform ongoing credit evaluations on existing and new customers daily. When it is determined that an amount included in accounts receivable is uncollectable it is written off as uncollectable. Credit losses have been within our expectations. We believe we do not have credit exposure at this time.   There can be no assurance that we would have the same experience with our receivables during different economic conditions, or with changes in business conditions, such as consolidation within the food industry and/or a change in the way we market and sell our products.

Inventory

Our inventory is valued at the lower of actual cost or market, utilizing the first-in, first-out method.  We provide write-downs for finished goods expected to become non-saleable due to age and specifically identify and provide for slow moving products and packaging.

Property and Equipment

Our property and equipment is carried at cost and depreciated or amortized on a straight-line basis over their estimated useful life. We believe the asset lives assigned to our property and equipment are within the ranges/guidelines generally used in food manufacturing and distribution businesses. Our property and their related assets, are periodically reviewed to determine if any impairment exists. At this time, we believe no impairment exists on the carrying value of such assets. Ordinary repairs and maintenance are expensed as incurred.

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

Advertising

Advertising is expensed when incurred. Advertising for the quarter ended April 30, 2008 was $7,399.99, compared to $0.00 for the quarter ended April 30, 2007.

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

NOTE 3.

 ADVANCES FROM RELATED PARTIES

This amount represents net advances made by related parties to the Company.  On February 11, 2008 the Company memorialized $692,028 of advances made from a related party, Arthur Friedman, through October 31, 2007 and gave such advances interest at 4% per annum and convertible at the Lenders discretion at $0.05 per share.  On February 14, 2008 $250,000 of these advances were converted into Restricted Common Shares.  The remaining $442,028 of advances are convertible into 8,840,560 Restricted Common Shares.

NOTE 4.

LOANS PAYABLE

Loans payable consist of the following:

April 30, 2008
Convertible loans bearing interest at a rate of 10% and due at various dates between November 2006 and April 2007. The notes are convertible into common shares at any time between the date of issue of the notes and their due dates at a conversion rate of $0.50 per share for a total of 200,000 shares. The Company is currently negotiating extensions of these loans.	$90,000
Convertible loan bearing interest at a rate of 12% and due September 2008. The loan is convertible into common shares at any time at a conversion rate of $2.00 per share for a total of 50,000 shares.	100,000
Convertible loan bearing interest at a rate of 10% and due November 30, 2008. The loan is convertible into common shares at any time at a conversion rate of $0.85 per share, for a total of 58,823 shares.	50,000
Convertible loan bearing interest at a rate of 10% and due December 23, 2008. The loan is convertible into common shares at any time at a conversion rate of $0.95 per share, for a total of 18,948 shares.	18,000
Non-convertible short term loan bearing interest at a rate of 5% and due in July 2007. The Company is currently negotiating an extension of t his loan.	7,500
Convertible note bearing interest at a rate of 10% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	15,000
Convertible note bearing interest at a rate of 12% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	30,000
Convertible notes bearing interest at a rate of 10% and due April 2009. The note is convertible into common shares at any time at the option of the lender or the Company at $0.45 per share or a 35% discount of the market price of the Company’s common shares.	35,000
Convertible notes bearing interest at a rate of 10% and due June 2009. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 25% discount of the market price of the Company’s common shares.	15,000
Total:	$360,500
Less: current portion	(97,500)
Long Term	$263,000

NOTE 5.

STOCKHOLDERS’ EQUITY

Common Stock –all Common Stock has a par value of $0.0001.

In February 2008 the Company issued 18,963,887 shares of its par value common stock for creditors that converted their loans to equity in the Company.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $759,258..

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

Accounts Receivable

Accounts Receivable is $42,562 and represents current amounts collectable.

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

Interpretation No. 46 (FIN 46)

Effective April 30, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future.

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

Overview

We are an early stage company and have generated only nominal revenues from our organic food business operations since inception on November 26, 2003 through April 30, 2008 ($587,896). We only began having revenues from operations during the quarter ending July 31, 2006. Our net loss from inception until April 30, 2008 is $3,019,573 and to date, we have been dependent upon equity and debt financing. Since our inception through April 30, 2008, we have been funded through capital contributions of $68,803 from Michael Jordan Friedman, our President and Chief Executive Officer, from the sale of common stock between November 2005 through April 30, 2008 for gross proceeds of $123,969 to 11 investors, from convertible loans totaling $388,000 from 15 individuals, and one private loan of $7,500. $95,000 of those convertible loans was issued during the quarter ended April 30, 2007. In addition, Arthur Friedman, the father of the Company’s President and CEO, has made advances to Fresh Harvest and after conversion of a portion of his debt to equity, through the period ending April 20, 2008 his advances are $525,211.  Illuminate, Inc., a principal shareholder, has made advances of $13,000 to Fresh Harvest. Such advances do not have written terms and are not convertible nor is the previously mentioned $7,500 private loan.  In the quarter ending April 30, 2008, $432,000 due to Illuminati, Inc. per the Merger Agreement was converted in equity of the Company.  Arthur Friedman converted $250,000 of his debt into equity of the Company and three convertible Note Holders converted debt to equity, thus decreasing the Company’s debt by $318,925.  Thus, for the quarter ending April 30, 2008 the Company decreased its total debt to Noteholders by $750,925.

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

As a development stage company, our primary efforts have been devoted to developing our line of organic food products and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future.  As of April 30, 2008, the Company had current assets of $189,518 that includes cash ($4,349), net accounts receivable ($42,562) and inventory ($142,607).  Management believes that the liquid cash and other liquid assets on hand as of April 30, 2008 are not sufficient to fund operations for the next 12 months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing as well as seeking to enter into factoring arrangements using our receivables to finance our operations. In addition, we will attempt to raise funds through the sale of equity. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. Our financial statements indicate that we incurred net losses for the period from inception of November 26, 2003 to April 30, 2008 of $3,019,574.

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

Plan of Operation for the Next Twelve Months

Our plan of operation for the twelve months following the date of this quarterly report is to continue to develop and expand our business operations to have sustainable cash flow. This plan has remained virtually the same since April 30, 2007 because to date we have not had sufficient capital to implement it. We will continue to be delayed in initiating our business plan if and until we have at least an additional approximate $1,000,000 of capital. If we are not successful in raising this capital, we will have to reassess our plan or our chances of being profitable. The plan of operation over the next 12 months may include, but not exclusively, activities such as:

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

·

Establishing and/or solidifying relationships with manufacturers, packagers and suppliers, including growers of organic foods such as artisan farms, co-ops and farming families in America and throughout the world. Estimated cost: $255,000 (which includes the production of sample products).

·

Establishing a distribution network for our products including supermarkets, independent grocers, food brokers and snack distributors.  Estimated cost: $95,000.

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

We estimate that our cash and other current assets as of April 30, 2008, of approximately $189,518 will only be sufficient to meet our short term needs for approximately four months.  If we are unable to raise the required financing, we will be delayed in commencing our business plan.  Currently, because we are considered a new business with limited credit history with vendors, suppliers, manufacturers, packagers and food producers, we must pay for our purchases “up front” and are not granted credit terms. This will continue until we have established a satisfactory credit history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. Our inability to obtain credit from such providers has a significant impact upon our liquidity and our ability to utilize funds for other purposes. Similarly, if and when we hire salesmen and /or additional personnel, including management and sales personnel, the cost related to such hirings will have a significant impact on our liquidity and deployment of funds.

Results of Operations for Three Months Ending April 30, 2008 and April 30, 2007.

Financial Information from Comparative Quarters

We first began to have revenues during the quarter ending July 31, 2006. Prior to that we did not have revenues and only had losses. We are presently in the early stages of our business.  In that regard, we can provide no assurance that we will ever be profitable in our operations.

For the three months ended April 30, 2008, we recorded revenues of $67,638 versus revenues of $63,946 in the same period of 2007.  The increase in revenues is attributed to the increase in distribution through our distributors and an increase in our marketing expenses.

Gross profit, defined as revenues less cost of goods sold, was $12,949 for the three months ended April 30, 2008, compared to $16,364 for the three months ended April 30, 2007. The difference is attributed to the fact there we increased our advertising, marketing and promotion programs.

Cost of goods sold was $54,689 for the three months ended April 30, 2008 compared to $47,582 for the three months ended April 30, 2007.  The difference can be attributed to the increase in products sold and a cost increase in one of our products and thus an increase in the cost of goods sold.

We incurred operating expenses in the amount of $223,325 for the three months ended April 30, 2008, and $158,843 for the three months ended April 30, 2007.

Our net loss increased from $142,479 for three months ended April 30, 2007 to $223,325 for the three months ended April 30, 2008. The increase was primarily a result of an increase in marketing, sales and salary expenses.

Results of Operations for the Six Month Ending April 30, 2008 and April 30, 2007.

Financial Information from Comparative Six Month Periods

For the six months ended April 30, 2008, we recorded revenues of $135,828 versus revenues of $88,948 in the same period of 2007. The increase in revenues is attributed to the increase in distribution.

Gross profit, defined as revenues less cost of goods sold, was $21,778 for the six months ended April 30, 2008, compared to $7,014 for the six months ended April 30, 2007.  The difference is attributed to the fact that there we increased our advertising, marketing and promotion programs.

Cost of goods sold was $114,050 for the six months ended April 30, 2008 compared to $81,934 for the six months ended April 30, 2007. The increase is attributed to an increase in products sold and a cost increase in one of our products and thus an increase in the cost of goods sold.

We incurred operating expenses in the amount of $711,671 for the six months ended April 30, 2008, and $367,616 for the six months ended April 30, 2007.

Our net loss increased from $689,983 for six months ended April 30, 2008 to $360,682 for the six months ended April 30, 2007.  The increase was primarily a result of an increase in marketing, sales and salary expenses.

Financial Condition and Liquidity

At April 30, 2008, we had current assets of $189,518 including cash in the amount of $4,349, inventory of $142,607 and accounts receivable of $42,562.  We had net fixed assets of $42,105.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented.  We believe in the quality and reasonableness of our critical accounting policies; however, it is likely that materially different amounts would be reported under different conditions or using assumptions different from those that we have consistently applied. The accounting policies that have been identified as critical to our business operations and understanding the results of our operations pertain to revenue recognition and sales incentives, valuation of accounts and chargebacks receivable, inventories and plant and equipment.

Seasonality

While our snack food product lines are stronger in the warmer months, our coffee product line primarily markets hot coffee products and, as a result, its quarterly results of operations reflect seasonal trends resulting from increased demand for its hot coffee products in the cooler months of the year. In years where there are warm winter seasons, our sales of cooler weather products, which typically increase in our second and third fiscal quarters, may be negatively impacted.

Quarterly fluctuations in our sales volume and operating results are due to a number of factors relating to our business, including the timing of trade promotions, advertising and consumer promotions and other factors, such as seasonality, inclement weather and unanticipated increases in labor, commodity, energy, insurance or other operating costs. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business. For these reasons, you should not rely on our quarterly operating results as indications of future performance.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented.

Note Regarding Forward Looking Information

Certain statements contained in this Quarterly Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934 and Sections 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: general economic and business conditions; our ability to implement our business and acquisition strategy; the ability to effectively integrate our acquisitions; competition; availability of key personnel; changes in, or the failure to comply with government regulations; and other risks detailed from time-to-time in the Company’s reports filed with the Securities and Exchange Commission, including the report on Form 10-K, and any amendments thereto, for the fiscal year ended October 31, 2007. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

On May 20, 2008 the Company and Illuminati filed a Stipulation of Voluntary Dismissal without Prejudice with the Superior Court of New Jersey dismissing the lawsuit and all claims and counterclaims of the lawsuit previously disclosed in the in the periodic reports of Fresh Harvest Products, Inc. (the “Company”) including but not limited to the Form 8-K filed February 19, 2008. The filed document reads as follows:

“The undersigned parties, alone and/or by their counsel as indicated, having conferred and agreed that their respective interests are better served if the instant action were removed from the Court’s docket, without prejudice to the right to refile in the future any timely claims, hereby stipulate and agree, pursuant to R.4:37-1(a), that this action is hereby dismissed in its entirety, including all the claims and the counterclaim, with each party to bear its own costs and fees.”

The parties agreed to forever settle, resolve and dispose of all claims, demands and causes of action asserted, existing or claimed to exist between the parties because of or in any way related to the Action.

On May 19, 2008, the Company issued a press release announcing the settlement of the lawsuit.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In the quarter ending April 30, 2008, $432,000 due to Illuminati, Inc. per the Merger Agreement was converted to 13,060,190 restricted common shares of the Company.  Arthur Friedman converted $250,000 of his debt into 5,000,000 restricted common shares of the Company, 3 convertible Note Holders converted $78,925 of notes to common shares and a financial consultant was issued common shares (pursuant to its consulting contract), for a total of 5,903,697 restricted common shares of the Company.  Thus, for the quarter ending April 30, 2008 the Company decreased its total debt to Note holders by $750,925 and increased its total shares outstanding by 18,963,887 shares.

These securities were issued upon reliance upon exemptions from registration as provided by Section 4(2) of the Securities act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities.

 None

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending April 30, 2008 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Date: June 16, 2008

20