Form 10-Q
period 2008-07-31
Fresh Harvest Products, Inc.
filed 2008-09-22
CIK 1331612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 000-51390

Fresh Harvest Products, Inc.

(Exact name of registrant as specified in its charter)

New Jersey	33-1130446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 Madison Avenue, Suite 1005, New York, NY	10016
(Address of principal executive offices)	(Zip Code)

(212) 889-5904
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,172,125 shares of common stock issued and outstanding as of September 15, 2008.

FORWARD LOOKING STATEMENTS.

This report contains forward-looking statements within the meaning within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Such factors include, among others, the following: general economic and business conditions; our ability to implement our business and acquisition strategy; the ability to effectively integrate our acquisitions; competition; availability of key personnel; changes in, or the failure to comply with government regulations; and other risks detailed from time-to-time in the Company’s reports filed with the Securities and Exchange Commission, including the report on Form 10-K, and any amendments thereto, for the fiscal year ended October 31, 2007. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

FRESH HARVEST PRODUCTS, INC.

FORM 10-Q

PART I

Item 1.    FINANCIAL INFORMATION - FINANCIAL STATEMENTS AS OF 07/31/2008

FRESH HARVEST PRODUCTS, INC.

Balance Sheet

(a development stage company)

July 31, 2008
(unaudited)

ASSETS
Current Assets
Cash in Bank	$ 3,015
Accounts Receivable, net	57,954
Prepaid Expense(s)	-
Inventory	129,829
Total Current Assets	190,798

Fixed Assets, net	39,235

TOTAL ASSETS	$ 230,033

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 105,625
Accrued Expenses Payable	421,191
Payroll and Related Taxes Payable	254,883
Loans Payable, current portion	360,500
Loans Payable to Related Parties	562,910
Total Current Liabilities	1,705,109
Long-Term Liabilities
Loans Payable	-
Total Liabilities	1,705,109

Stockholders' Deficit
Common Stock, Authorized 200,000,000 Shares,
Issued and Outstanding: 43,172,125 Shares,
Par Value $0.0001	4,317
Paid in Capital	1,949,324
Contributed Capital
Accumulated Deficit	(2,330,640)
Retained Earnings/Loss	(1,098,077)
Total Stockholders' Deficit	(1,475,076)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 230,033

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statements of Operations

(a development stage company)

(unaudited)

	Three Months Ended July 31, 2008	Three Months Ended July 31, 2007	Nine Months Ended July 31, 2008	Nine Months Ended July 31, 2007	Since Inception [Nov 26, 2003] Through July 31, 2008

Revenue	$ 57,363	$ 128,411	$ 193,191	$ 217,359	$ 666,763
Returns	-	-	-	-	(21,504)
Total Revenue	57,363	128,411	193,191	217,359	645,259

COGS	33,241	94,623	147,291	176,557	527,348

Gross Profit	24,122	33,788	45,900	40,802	117,911

Expenses
Depreciation & Amortization	2,870	1,822	8,610	4,866	17,482
Merger Costs	-	-	-	-	400,000
General & Administrative	429,436	371,074	1,135,367	735,646	3,129,146

Total Expenses	432,306	372,896	1,143,977	740,512	3,546,628

Income (Loss) before Taxes	(408,184)	(339,108)	(1,098,077)	(699,710)	(3,428,717)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$ (408,184)	$ (339,108)	$ (1,098,077)	$ (699,710)	$ (3,428,717)

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Stockholders’ Deficit

(a development stage company)

For the period from May 1, 2008 to July 31, 2008

(unaudited)

	Common	Stock	Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at October 31, 2006	16,166,840	$ 1,617	$ 505,594	$ (1,273,875)	$ (766,664)

Balance at October 31, 2007	17,854,406	1,785	785,214	(2,330,640)	(1,543,641)

Shares Issued November 2007	2,553,832	255	255,128		255,383

Shares Issued February 2008	18,963,887	1,897	757,361		759,258

Shares Issued May 2008	3,800,000	380	151,620		152,000

Net Loss for the Nine Months Ended July 31, 2008				(1,098,077)	(1,098,077)

Balance, July 31, 2008	43,172,125	$ 4,317	$1,949,323	$ (3,428,717)	$ (1,475,077)

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Cash Flows

(a development stage company)

(unaudited)

	Three Months Ended July 31, 2008	Three Months Ended July 31, 2007	Nine Months Ended July 31, 2008	Nine Months Ended July 31, 2007	Since Inception [Nov 26, 2003] Through July 31, 2008
Cash flows provided by (used for) operating activities:
Net loss	$ (408,184)	$ (339,107)	$ (1,098,077)	$ (699,709)	$ (3,428,717)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation & Amortization	2,870	1,821	8,610	4,863	17,482
Stock issued for services	152,000	185,024	415,716	269,788	949,943
Stock issued for product rights	-	-	-	-	50,000
Stock Issued for conversion of debt	-	60,000	750,925	60,000	810,937
Merger costs	-	-	-	-	400,000

Changes in assets and liabilities:
Increase /(Decrease) in accrued expenses payable	104,528	46,683	183,488	83,492	419,090
Increase in accounts payable	33,467	6,595	53,370	24,471	105,625
Increase in payroll and related taxes payable	91,899	10,956	138,982	38,809	256,983
(Increase) / Decrease in accounts receivable	(15,392)	(55,800)	(32,085)	(9,719)	(57,954)
(Increase) / Decrease in Prepaid Expenses	-	845	-	(845)	-
(Increase) / Decrease in inventory	12,778	(139,124)	178,073	(177,881)	(129,829)
Increase / (Decrease) in inventory financing payable	-	-	-	-	-
Net cash provided by (used for) operating activities	(26,034)	(222,107)	599,002	(406,731)	(606,440)

Cash flows provided by (used for) investing activities:
Organization Costs	-	-	-	-	-
Purchase of fixed assets	-	(6,000)	(12,252)	(8,658)	-
Cash provided by (used for) investing activities	-	(6,000)	(12,252)	(8,658)	-

Cash flows provided by (used for) financing activities:
Loan repayments	-	-	(720,000)	(10,000)	(792,000)
Proceeds from advances from Related Parties	24,700	213,535	107,882	307,990	874,910
Proceeds from issuance of loans payable	-	15,000	20,000	185,500	440,500
Sale of common stock	-	-	-	-	123,969
Redemption of Capital Stock (SoySlim)	-	-	-	(50,000)	(50,000)
Capital Contributions	-	-	-	-	68,803
Cash provided by (used for) financing activities	24,700	228,535	(592,118)	433,490	666,182

Net Change in Cash	(1,334)	428	(5,368)	18,101	59,742
Beginning Cash	4,349	19,439	8,383	921	-
Ending Cash	$ 3,015	$ 19,867	$ 3,015	$ 19,022	$ 59,742

The accompanying notes are an integral part of these statements

NOTE 1.   GENERAL ORGANIZATION AND BUSINESS

Serino 1, Corp., (the “Company” or “Serino”), a non-operating public company, was incorporated on April 21, 2005 in the State of New Jersey.

On December 16, 2005, Serino entered into an agreement and plan of merger (the “Agreement”) with Fresh Harvest Products, Inc. (“FHP”), which was incorporated on November 26, 2003 in the State of New York, and Certain Shareholders of FHP.  At that time FHP was a small company which markets and distributes a line of organic food products.  Pursuant to the Agreement, Serino acquired 100% of the outstanding capital stock of FHP.  In connection with the merger, Serino changed its name to Fresh Harvest Products, Inc.  Under the terms of the Agreement, the stockholders of FHP exchanged all of their issued and outstanding shares of common stock for 383,628 shares of Serino common stock (the “Exchange”).  Concurrent with the Exchange the principal and founding shareholder of Serino retired all of its founding shares in exchange for 165,532 new shares of FHP.  The 383,628 shares of common stock issued to the FHP stockholders represents approximately 70.00% of the ownership interests in Serino.  FHP had no outstanding options or warrants immediately prior to the merger.  The Exchange, which resulted in the stockholders of FHP having control of Serino, represents a recapitalization of Serino, or a “reverse merger” rather than a business combination.  In connection therewith, Serino’s historic capital accounts were retroactively adjusted to reflect the equivalent number of shares issued by Serino in the Exchange while FHP’s historical accumulated deficit was carried forward and the statement of operations reflects the activities of FHP from the commencement of its operations on November 26, 2003.

FHP’s primary efforts have been devoted to developing its line of organic food products and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  As of July 31, 2008, the Company had approximately $3,015 in cash.  Management believes that cash on hand as of July 31, 2008 is not sufficient to fund operations through July 31, 2009.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

Valuation of Accounts and Chargebacks Receivable

We perform ongoing credit evaluations on existing and new customers. When it is determined that an amount included in accounts receivable is uncollectable it is written off as uncollectable. Credit losses have been within our expectations. We believe we do not have credit exposure at this time.   There can be no assurance that we would have the same experience with our receivables during different economic conditions, or with changes in business conditions, such as consolidation within the food industry and/or a change in the way we market and sell our products.

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

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income/(loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted during the period for any potentially dilutive debt or equity.  The Company has not issued any options or warrants or similar securities since inception.

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

Advertising

Advertising is expensed when incurred. Advertising for the quarter ended July 31, 2008 was $2,758, compared to $750.00 for the quarter ended July 31, 2007.

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

July 31, 2008
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

NOTE 5.

STOCKHOLDERS’ EQUITY

Common Stock –all Common Stock has a par value of $0.0001.

In June 2008 the Company issued 3,800,000 shares of its par value common stock for investors in the Company.  300,000 of fhese shares were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933 and 3,500,000 of these shares were issued under a registration statement on Form S-8. .The total value of these 3,800,000 shares, as determined by by the Company, was $152,000

In February 2008 the Company issued 18,963,887 shares of its par value common stock for creditors that converted their loans to equity in the Company.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $759,258.

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

Accounts Receivable

Accounts Receivable is $57,954 and represents current amounts collectable.

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

Interpretation No. 46 (FIN 46)

Effective July 31, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future.

The adoption of these new Statements is not expected to have a material effect on the Company’s financial position, results or operations, or cash flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

We are an early stage company and have generated only nominal revenues from our organic food business operations since inception on November 26, 2003 through July 31, 2008 ($645,259). We only began having revenues from operations during the quarter ending July 31, 2006. Our net loss from inception until July 31, 2008 is $3,428,717 and to date, we have been dependent upon equity and debt financing. Since our inception through July 31, 2008, we have been funded through capital contributions of $68,803 from Michael Jordan Friedman, our President and Chief Executive Officer; from the sale of common stock between November 2005 through July 31, 2008 for gross proceeds of $123,969 to 11 investors; from convertible loans totaling $388,000 from 15 individuals; and one private loan of $7,500. $95,000 of those convertible loans were issued during the quarter ended July 31, 2007. In addition, Arthur Friedman, the father of the Company’s President and CEO, has made advances to Fresh Harvest and after conversion of a portion of his debt to equity, through the period ending July 31, 2008 his advances were $549,910.  Illuminate, Inc., a principal shareholder, has made advances of $13,000 to Fresh Harvest. Such advances do not have written terms and are not convertible and neither is the previously mentioned $7,500 private loan.  In the last quarter which ended April 30, 2008, $432,000 due to Illuminati, Inc. per the Merger Agreement was converted into equity of the Company.  Arthur Friedman converted $250,000 of his debt into equity of the Company and three convertible Note Holders converted debt to equity, thus decreasing the Company’s debt by $318,925.  Thus, for the quarter ending April 30, 2008 the Company decreased its total debt to Noteholders by $750,925.

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

After the acquisition, our business plan has been to market and distribute (both domestic and imported) a line of organic food products. We intend to focus on  finding quality organic and artisan food products throughout the world.  We plan that our Fresh Harvest branded organic food products will be produced by artisan farms, co-ops and families who have historically grown organic products. We initially plan to offer products that include: olive oils from Italy and Spain; coffee from South America, USA and Africa and Fresh Harvest Health Bars that have no sugar added, are cholesterol free, trans fat free, low in sodium and gluten free. Our goal is to bring healthy, great tasting organic food products at affordable prices to the mass markets.  All packaging has been previously designed and approved. We also plan to market and distribute a line of Fresh Harvest Health Bars once that product can be produced. We are now selling the product line to select supermarkets chains in the eastern part of the United States. We have one trade name (Wings of Nature™).

As a development stage company, our primary efforts have been devoted to developing our line of organic food products and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future.  As of July 31, 2008, the Company had current assets of $190,798 that includes cash ($3,015), net accounts receivable of $57,954 and inventory of $129,829.  Management believes that the liquid cash and other liquid assets on hand as of July 31, 2008 are not sufficient to fund operations for the next 12 months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing as well as seeking to enter into factoring arrangements using our receivables to finance our operations. In addition, we will attempt to raise funds through the sale of equity. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. Our financial statements indicate that we incurred net losses for the period from inception of November 26, 2003 to July 31, 2008 of $3,428,717.

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

Recent Developments

On August 18, 2008 our Board of Directors approved a resolution to seek shareholder approval to amend its Certificate of Incorporation to affect a forward stock split of its common stock at the rate of 11 shares for every 10 shares outstanding.  The stock split is designed to attract additional individual stockholders, increase the liquidity of the stock and diversify the stockholder base, all of which are in line with our overall growth strategy and shareholder interest.  Also, on August 18, 2008 the resolution was approved by consent in lieu of a meeting of five principal shareholders holding a majority of its shares of common stock outstanding on that date.  The timing of the forward split will be determined by the Board of Directors at a future date based upon completion of certain required filings with the SEC and the State of New Jersey.

Plan of Operation for the Next Twelve Months

Our plan of operation for the twelve months following the date of this quarterly report is to continue to develop and expand our business operations to have sustainable cash flow. This plan remains virtually the same since July 31, 2007 because to date we have not had sufficient capital to implement it. We will continue to be delayed in initiating our business plan if and until we have at least an additional approximate $1,000,000 of capital. If we are not successful in raising this capital, we will have to reassess our plan or our chances of being profitable. The plan of operation over the next 12 months may include, but not exclusively, activities such as:

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

·Sales and Distribution through our customer base will consist principally of Natural Food Distributors, Mass-Market Retailers, Supermarkets, Drug Store Chains, Club Stores and Grocery Wholesalers.  Our products are sold through a Specialty Food Distributor Network of sales professionals, supported where necessary by third-party Food Brokers to minimize costs and maximize efficiencies.  Estimated cost: $350,000.

·

Commence and establish marketing, advertising and promotion programs to increase brand equity and awareness through the targeting of specific consumer groups through targeted retail outlets utilizing specialty food distributors.   Estimated cost:  $250,000.

·

Salaries, including for present employees and possible new hiring of additional management personnel and appropriate operating and sales staff. Estimated cost: $400,000.

These are only estimates and no assurance can be given regarding either statement as to timing or actual eventuality. If we can raise more than the minimum amounts indicated above, we anticipate spending increased amounts on establishing and expanding our distribution network, marketing, advertising and promotions.

We commenced operations and first had revenues from operations during our third quarter ended July 31, 2006. It is our plan that our business operations will generate sufficient revenues to sustain our operations and cash flow by October 31, 2009.  We have been purchasing a minimum number of products (coffee, health and coffee and salsa), and anticipates sales that will provide revenues for operations. The revenue generated from these sales will be used to make additional product purchases and minimally fund our operations.

We estimate that our cash and other current assets as of July 31, 2008, of approximately $190,798 will only be sufficient to meet our short term needs for approximately four months.  If we are unable to raise the required financing, we will be delayed in commencing our business plan.  Currently, because we are considered a new business with limited credit history with vendors, suppliers, manufacturers, packagers and food producers, we must pay for our purchases “up front” and are not granted credit terms. This will continue until we have established a satisfactory credit history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. Our inability to obtain credit from such providers has a significant impact upon our liquidity and our ability to utilize funds for other purposes. Similarly, if and when we hire salesmen and /or additional personnel, including management and sales personnel, the cost related to such hirings will have a significant impact on our liquidity and deployment of funds.

Results of Operations for Three Months Ending July 31, 2008 and July 31, 2007.

Financial Information from Comparative Quarters

We first began to have revenues during the quarter ending July 31, 2006. Prior to that we did not have revenues and only had losses. We are presently in the early stages of our business.  In that regard, we can provide no assurance that we will ever be profitable in our operations.

For the three months ended July 31, 2008, we recorded revenues of $57,363 versus revenues of $128,411 in the same period of 2007.  The decrease in revenues is attributed to the Company’s selling down its inventory.

Gross profit, defined as revenues less cost of goods sold, was $24,122 for the three months ended July 31, 2008, compared to $33,788 for the three months ended July 31, 2007. The difference is attributed to the fact there was a decrease in revenue.

Cost of goods sold was $33,241 for the three months ended July 31, 2008 compared to $94,623 for the three months ended July 31, 2007.  The difference can be attributed to the decrease in products sold.

We incurred operating expenses in the amount of $432,306 for the three months ended July 31, 2008, and $372,896 for the three months ended July 31, 2007.

Our net loss increased from $339,108 for three months ended July 31, 2007 to $408,184 for the three months ended July 31, 2008. The increase was primarily a result of an increase sales and salary expenses.

Results of Operations for the Nine Month Ending July 31, 2008 and July 31, 2007.

Financial Information from Comparative Nine Month Periods

For the nine months ended July 31, 2008, we recorded revenues of $193,191 versus revenues of $217,359 in the same period of 2007. The decrease in revenues is attributed to the decrease in inventory.

Gross profit, defined as revenues less cost of goods sold, was $45,900 for the nine months ended July 31, 2008, compared to $40,802 for the nine months ended July 31, 2007.  The difference is attributed to the fact that there we increased our online sales.

Cost of goods sold was $147, 291 for the nine months ended July 31, 2008 compared to $176,557 for the nine months ended July 31, 2007. The decrease is attributed to a decrease in products sold.

We incurred operating expenses in the amount of $1,143,977 for the nine months ended July 31, 2008, and $740,512 for the nine months ended July 31, 2007.

Our net loss increased from $1,098,077 for nine months ended July 31, 2008 to $699,710 for the nine months ended July 31, 2007.  The increase was primarily a result of an increase in marketing, sales and salary expenses.

Financial Condition and Liquidity

Since inception, we have not been able to finance our business from cash flows from operations and have been reliant upon loans and proceeds from the sale of equity which may not be available to us in the future, or if available, on reasonable terms. Accordingly, if we are unable to obtain funding from loans and the sale of our equity, it is unlikely that we will be able to continue as a going concern.

At July 31, 2008, we had current assets of $190,798 including cash in the amount of $3,015, inventory of $129,829 and accounts receivable of $57,954.  We had net fixed assets of $39,235.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being July 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out by our principal executive officer/our principal financial officer, Michael Jordan Friedman. Based upon the results of that evaluation, principal our executive officer/principal financial officer has concluded that, as of the end of the period covered by this quarterly report, our company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company and our subsidiary is recorded, processed and reported in a timely manner.

There were no changes to our company’s internal controls or in other factors that could materially affect these controls during the most recent quarter ended July 31, 2008, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In June 2008, the Company issued 300,000 shares of its par value common stock to 3 individuals for retail and marketing consulting services.. The Company valued these shares at $0.04 per share or $12,000.

These shares were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending July 31, 2008 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit	Description

10.1	2008 Professional/Consultant Stock Compensation Plan	Filed 6/4/08*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

* as exhibit 10.1 to our Registration Statement on Form S-8

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the registrant caused this amendment to registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Harvest Products, Inc.

(Registrant)

/s/ Michael Jordan Friedman

_________________________________________

Michael Jordan Friedman, Chief Executive Officer

and Chief Financial Officer

Date: September 22, 2008