Form 10-K
period 2008-10-31
Fresh Harvest Products, Inc.
filed 2009-02-24
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended  October 31, 2008

Commission File Number 000-51390

FRESH HARVEST PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

New Jersey                                                                                              33-31390

(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification No.)

 280 Madison Ave Suite 1005

New York, NY 10016

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 212.889.5904

None

Former Name, Address and Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $7,874,425 as of April 30,  2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer: had 44,237,125 shares of common stock issued and outstanding as of January 30, 2009.

Documents incorporated by reference: None

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10K contains forward-looking statements, which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" on pages 17 to 25, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. This report contains information that may be deemed forward-looking, that is based largely on the Company’s (as defined below) current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated.

Among such risks, trends and other uncertainties, which in some instances are beyond its control, may be the Company’s ability to generate cash flows and maintain liquidity sufficient to service its debt, and comply with or obtain amendments or waivers of the financial covenants contained in its credit facilities, if necessary. Other risks and uncertainties include the impact of continuing adverse economic conditions, potential changes in the organic food inustry, energy costs, interest rates and the availability of credit due to instability in the credit markets, labor costs, legislative and regulatory rulings and other results of operations or financial conditions, increased capital and other costs, competition and other risks detailed from time to time in the Company’s publicly filed documents.

The words “may”, “will”, “would”, “could”, “believes”, “expects”, “anticipates”, “intends”, “plans”, “projects”, “considers” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. The Company does not undertake to publicly update or revise its forward-looking statements.

PART I

ITEM 1. BUSINESS

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

Currently, our revenues are generated from approximately 600+ stores, including but not limited to: ShopRite Supermarkets and independent Retailers and Markets.  Some of our distributors include: the largest natural and organic food distributor in the US,  one of the largest Gourmet Distributor in US (and the 2nd largest natural and organic food distributor in US; revenues over $750MM); and Kehe Food Distributors (regional – Mid-West & North East; approved vendor, awaiting order).

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

Wings of Nature™ Fruit & Nut and Coffee Bars received the 2007 Editor’s Pick Award  for the Best New Product ‘Ahead of What’s Next’ Award by the prominent industry publication ‘Progressive Grocer’.   Wings of Nature™ Coffee Bars received a prestigious 2006 Trailblazer of the Year Award presented by the prominent industry publication ‘Grocery Headquarters’ to companies and products expected to become leaders in their fields (health & wellness category.  Wings of Nature™ Coffees was named in the Best Natural and Organic Products Media Guide (Summer 2007) by Orca Communications, who searched through thousands of new organic and natural products to choose a dozen products that are designed to promote healthy bodies and a healthy environment

OUR BUSINESS PLAN

The business model that we employ is that of a marketer of organic food products. We have set out on a course to make our “Wings of Nature™” brand, a national brand of organic and natural foods that will attract consumers because of quality and price. In addition, we are setting up a distribution network that will attract manufacturers to provide us with the highest quality unique products to sell through that distribution network. We believe that our management team is intimately knowledgeable about the functions of a marketer in the food industry.  We intend to merge and/or acquire marketers and/or manufacturers of the organic products that we will sell and become a fully integrated manufacturer servicing consumers through retail food outlets. These acquisitions will enable us to control the quality, consistency and cost of the organic products we sell. The timing is important because we believe that the consumers that we have targeted are actively looking for quality organic food offerings, and the stores in which they shop are responding to their demands by allocating shelf space for this rapidly expanding segment of the food market.

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

Organic Food Channel Distribution

As organic foods become part of the American mainstream, they are increasingly found in more mainstream retail establishments. Although the independent natural grocery or health foods store laid the tracks for the organic foods manufacturer and supplier, sales have since penetrated many other channels to the point that independent natural food stores represented less than 25% organic food sales for the first time in 2005. The largest natural food chains (led by Whole Foods Market and Wild Oats grocery retailers) represent an estimated $3.2 billion of total organic food dollar sales, so together the natural channel represented 47% of U.S. organic food sales in 2005.  Roughly 46% of total organic food dollar volume was sold through the mass-market channel, which includes supermarkets/grocery stores, mass merchandisers, and club stores. The remaining 7% was made up of farmer’s markets, food service and other nonretail-store sales. (OTA’s 2006 Manufacturer Survey)

OVERVIEW OF THE ORGANIC AND NATURAL MARKET

Industry Statistics and Projected Growth

The  U.S. sales of organic food and beverages have grown from $1 billion in 1990 to an estimated $20 billion in 2007, and are projected to reach nearly $23 billion in 2008. Organic food sales are anticipated to increase an average of 18 percent each year from 2007 to 2010. (Source: 2007 OTA Manufacturer Survey)  This representing approximately 2.8 percent of overall food and beverage sales in 2006, this continues to be a fast growing sector, growing 20.9 percent in 2006. (Source: 2007 OTA Manufacturer Survey)

Total U.S. organic sales, including food and non-food products, were $17.7 billion in 2006, up 21 percent from 2005. They are estimated to have reached $21.2 billion in 2007, and are projected to surpass $25 billion in 2008. (Source: 2007 OTA Manufacturer Survey)

Mass market grocery stores represent the largest single distribution channel, accounting for 38 percent of organic food sales in 2006. This is up from a 35 percent share of total sales in 2005. The natural food channel is still strong. The sales of larger grocery natural food stores combined with smaller independent natural food stores and chains accounts for 44 percent of organic food and beverage sales. Mass merchandisers and club stores, food service, internet/mail order and farmers’ markets represent 8 percent, 4 percent, 2.2 percent, and 2 percent of organic food sales, respectively.  (Source: 2007 OTA Manufacturer Survey)

According to the National Restaurant Association’s 2007 Restaurant Industry Forecast, chefs ranked organic food as third on a list of the top 20 items for 2007. Also, more than half of fine-dining operators who serve organic food anticipated these items would represent a larger portion of sales in 2007. In addition, casual- and family-dining operators expected organic items to represent a larger proportion of their sales in 2007. (Source: National Restaurant Association’s 2007 Restaurant Industry Forecast)

THE ORGANIC AND NATURAL FOODS CONSUMER

Consumption of organic products is on the rise:

New research released in 2008 by The Natural Marketing Institute (NMI) reveals that consumers are increasingly incorporating organic into their lifestyles. Total household penetration across six product categories has risen from 57 percent in 2006 to 59 percent in 2007. The research also showed that the number of core users has increased from 16 percent in 2006 to 18 percent in 2007. (Source: http://www.nmisolutions.com/, 2008)

According to findings published by The Hartman Group in 2008, over two-thirds (69 percent) of U.S. adult consumers buy organic products at least occasionally. Furthermore, about 28 percent of organic consumers (about 19 percent of adults) are weekly organic users. Organic categories that continue to be of high interest to consumers are dairy, fruit and vegetables, prepared foods, meats, breads and juices, according to the report. (Source: The Hartman Group, The Many Faces of Organic 2008, Summer 2008.)

Consumer interest in buying environmentally friendly products and organic food remains high among Northwest natural and organic product consumers despite tough economic times and rising food and energy prices. Recent market research by Mambo Sprouts Marketing released in 2008 showed that consumers in Washington and Oregon see buying ‘green’ as a priority. More than nine in ten consumers (92%) reported buying the same (54%) or more (38%) environmentally friendly products compared to six moths ago. Rather than cutting out such products, consumers report they are using money-saving strategies, such as using coupons, stocking up on sales, and cooking meals at home to stretch their grocery dollars.

A Harris Interactive® online survey conducted for Whole Foods Market during August 2008 showed that despite rising food prices, 79 percent of consumers do not want to compromise on food quality and 70 percent continuing to buy the same amount of natural and organic foods as always. Findings also showed two in three adults prefer to buy natural or organic products if prices are comparable to those of non-organic products. Overall, the survey found that 74 percent of adults purchase natural or organic foods, with 20 percent saying that more than one-fourth of all the groceries they buy are natural or organic. In addition, 66 percent of adults would like to find ways to buy natural or organic foods within their budget.

A survey of shoppers has found that 21.2 percent had purchased organic and natural meat in a three-month period in 2007, up from 17.4 percent for the same period in 2006, according to The Power of Meat—An In-Depth Look at Meat Through the Shoppers’ Eyes. Nearly half (48.9 percent) bought these products in supermarkets, more than two in ten (22.8 percent) at natural and organic stores, and one in ten (10.6 percent) at super-centers. The report, published by the American Meat Institute and Food Marketing Institute, showed chicken is the most popular natural and organic meat, purchased by 73.2 percent of shoppers, followed by beef (50.7 percent) and ground meat (31 percent). Shoppers cited five beliefs for buying these products, including better health and treatment of the animal, better nutritional value, better taste, positive long-term health effects, and freshness. Price was the biggest hurdle to more purchases. (Source: American Meat Institute and Food Marketing Institute, The Power of Meat—An In-Depth Look at Meat Through the Shoppers’ Eyes, 2007.)

Results from a national survey released by the Food Marketing Institute and Prevention magazine showed 44 percent of respondents purchased organic fruits and vegetables in the first six months of 2006, versus 38 percent for the same period in 2005. In addition, 30 percent purchased organic milk or other dairy products (up from 23 percent), 29 percent purchased organic cereals, breads or pasta (up from 25 percent), 24 percent purchased organic meats or poultry (versus 17 percent) and organic packed goods (up from 21 percent), 21 percent purchased organic eggs (up from 18 percent), and 16 percent purchased organic soups and sauces (up from 12 percent). The chief motivation cited for buying organic foods was perceived nutritional value, followed by long-term health effects. Just over half of respondents listed the environmental impact of growing or producing these foods. (Source: The Shopping for Health 2006: Making Healthy Eating Easier survey conducted in July 2006 by telephone (included more than 1,000 adults).)

Consumers choose to buy organic for a wide variety of reasons. Among the most commonly cited of these reasons are related to health and the environment.

According to the “Hartman Report on Sustainability: Understanding the Consumer Perspective,” sustainability-minded customers:

*   are twice as likely to think it is important that they buy environmentally friendly products

*   are seven times as likely to perceive buying organically grown food whenever possible as important

*   are twice as likely to think that purchases have an impact on society. (Source: Laurie Demeritt, “Consumer

     Understanding of Sustainability,” in Organic Processing Magazine, May/June 2008.)

Primary reasons given for buying organic products by participants in The Hartman Group survey, Organic2006: Consumer Attitudes & Behavior, Five Years Later & Into the Future:

*  To avoid products that rely on pesticides or other chemicals

*  To avoid products that rely on antibiotics or growth hormones

*  For nutritional needs

*  To support the environment

*  To avoid genetically modified products

*  Health reasons other than allergies

*  They taste better

*  To support sustainable agriculture.

(Source: The Hartman Group, Organic 2006: Consumer Attitudes & Behavior, Five Years Later & Into the Future.)

Research conducted by the Natural Marketing Institute (NMI) found that the top three reasons prompting consumers to begin using organic products are:

*   These products are better for them and their families

*   They promote overall health, and

*   They enable consumers to avoid additives, pesticides, and toxins.

Additional NMI studies found that twenty-eight percent of “general population consumers” indicate that they would like to purchase organic foods at restaurants. This number jumps to 76 percent among consumers that are most dedicated to organic. (Source: Maryellen Molyneaux “Consumer Pathways and Barriers to Usage for Organic Products,” in Organic Processing Magazine, Jan/Feb 2008.

A study by Information Resources, Inc., has found U.S. consumers are increasingly becoming concerned over social and environmental implications when choosing packaged food and beverage brands. According to the findings, about 40 percent of the 22,000 shoppers polled indicated they look for products grown or produced to meet organic standards. (Source: Information Resources, Inc. (http://us.infores.com/), Times & Trends report, January 2008.)

 A survey conducted online in January 2006 among 1,040 adults projected that half of all U.S. adults sometimes buy organic food. The main reasons cited were taste, environmental responsibility, freshness, social responsibility, and a belief that organic products were better for their children. “While produce tends to be consumers’ main pathway into this category, many are now taking advantage of the wide selection of organic foods found in supermarkets and natural food stores,” according to a spokesperson for the Consumer Packaged Goods Research Practice at Harris Interactive®.  (Source: Harris Interactive®, “Healthy Eating: Impact on the Consumer Packaged Goods.”)

OVERVIEW OF THE ORGANIC AND NATURAL MARKET

Market Profile

U.S. sales of organic food and beverages have grown from $1 billion in 1990 to an estimated $20 billion in 2007, and are projected to reach nearly $23.6 billion in 2008. This represents approximately 2.8 percent of overall food and beverage sales in 2006, this continues to be a fast growing sector, growing 20.9 percent during 2006.  Organically grown and produced ingredients can also be found in such non-food items as personal care products, apparel, textiles, toys, supplements, and pet foods. Organic non-food sales grew 26 percent in 2006.

Total U.S. organic sales, including food and nonfood products, were $17.7 billion in 2006, up 21 percent from 2005. They are estimated to have reached $21.2 billion in 2007, and are projected to surpass $25 billion in 2008. (Source: Organic Trade Association’s 2007 Manufacturer Survey.)

ORGANIC AND NATURAL MARKET - GLOBAL  ANALYSIS

A Global Industry Analysts report released in May 2008 shows that health and well-being are increasingly important to consumers, helping to spur double-digit annual growth in the global organic food and beverage market. “Recent outbreaks of food scares and heightened awareness of the health benefits of organically produced ingredients are thought to be behind the dramatic turn from unhealthy ingredients,” according to the report. (Source: Global Industry Analysts, Organic Foods & Beverages: A Global Business Report, May 2008.)

Global demand for organic products continues to grow, with sales increasing by over $5 billion a year, according to The World of Organic Agriculture: Statistics & Emerging Trends 2008. It cited Organic Monitor estimates that international sales reached $38.6 billion dollars in 2006, double that in 2000. The most important import markets for organic products continue to be the European Union, the United States, and Japan.  (Source: The World of Organic Agriculture: Statistics & Emerging Trends 2008)

Nearly 30.4 million hectares were managed organically by more than 700,000 farms in 138 countries in 2006, according to The World of Organic Agriculture: Statistics & Emerging Trends 2008 report released in February 2008 by the International Federation of Organic Agriculture Movements (IFOAM), The Foundation Ecology & Agriculture (SÖL), and the Research Institute of Organic Agriculture (FiBL). That figure represents 0.65 percent of the total agricultural land of the countries covered by the survey. As in previous years, Australia led with the most organic land (12.3 million hectares), followed by China (2.3 million hectares) and Argentina (2.2 million hectares). The United States was fourth, with 1.6 million hectares in 2005 (latest available statistics). The ten countries with the most organic land represented a combined total of nearly 24 million hectares, more than three quarters of the world’s organic land. Other countries in the top ten were Italy, Uruguay, Spain, Brazil, Germany, and the United Kingdom. Based on distribution by continent, Oceania led with 42 percent of organic area, followed by Europe (24 percent), Latin America (16 percent), Asia (20 percent), North America (7 percent), and Africa (1 percent). However, according to the report summary, the proportion of organically managed land to conventionally managed is highest in countries in Europe. (Source: The World of Organic Agriculture: Statistics & Emerging Trends 2008)

The Effect of Governmental Regulation

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
organically produced can be specified on the ingredients statements on the information panal.

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

Employees and Employment Agreements

Currently, our primary employee is our  executive officer (whose employment is governed by an employment agreement, which expires on November 1, 2010) and which is anticipated to be renewed; see the section entitled “Executive Compensation-Employees and Employment Agreements”, above), a Managing Director who does not have an employment contract, one full time sales associate (who has an employment contract due to expire on February 5, 2009), and one part-time administrative (non-executive) officer. Of these four individuals, three are employed on a full-time basis; we anticipate retaining additional sales and marketing (as employees or consultants) and clerical personnel within the next 12 months, if and when our financial resources permit.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

The above statement notwithstanding, shareholders and prospective investors should be aware that certain risks exist with respect to the Company and its business, which risks include: its limited assets, lack of revenues and only losses since inception, industry risks, the need for additional capital; risks inherent in obtaining its products from sources outside the United States such as political and economic unrest and instability, the threat of military actions and terrorist activities; among other factors. The company management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our current office at the office of our President at no charge to us; our mailing address is 280 Madison Ave Suite 1005 New York, NY 10016.  We do not have an office lease, nor do we pay or accrue rent for out current office location.  Our facilities are provided rent free by a related party who allows us to utilize a portion of his offices. We maintain a limited amount of office equipment.  The Company owns 2 vehicles as of October 31, 2008; however, in November 2008 we sold one of those vehicles.  The Company does not lease any vehicles.

ITEM 3. LEGAL PROCEEDINGS

We currently are not a party to any material legal proceedings and, to the best of our knowledge, there is no material litigation pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended October 31, 2008.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON STOCK

 MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol “FRHV”. Prior to May 8, 2007, our shares were not publicly traded. The following table sets forth the range of high and low bid prices per share of the common stock for the last two quarters of our fiscal year ending October 31, 2007 and the four quarters ending October 31, 2008 and the quarter ending January 31, 2009.

	Price Range
	High ($)	Low ($)
Quarter ended 7/31/07	0.75	0.35
Quarter ended 10/31/07	0.76	0.50
Quarter ended 1/31/08	0.52	0.35
Quarter ended 4/30/08	0.55	0.17
Quarter ended 7/31/08	0.32	0.04
Quarter ended 10/31/08	0.30	0.02
Quarter ended 1/31/09	0.04	0.01.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

On January 30, 2009, there were 9 broker-dealers making a market in our common stock. On January 30, 2009, the closing bid and asked prices of our common stock as traded on the OTC Bulletin Board $0.0055 and $0.012 per share, respectively.

Holders

As of January 30, 2009 there were 169  holders of record of the Company’s Common Stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that restrict us from declaring dividends. The New Jersey Business Law, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not paid any cash dividend to date and we may not be able to pay any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to the above mentioned limitations imposed under the Delaware Business Corporations Act. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operation, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Sales of Unregistered Equity Securities

During our fiscal 4th Quarter of 2008, the Company issued 265,000 restricted common shares. These shares were issued for services rendered to the Company.  The securities issuances referred to above were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the "Act").

Warrants Outstanding

As of year end October 31, 2008 the Company had no outstanding stock purchase warrants.

Rule 144 Shares

As of January 30, 2009, we had 44,237,125 shares of common stock outstanding, 16,512,504 of which are freely tradable.  Of the remaining shares, 5,398,592 are immediately eligible for resale to the public under Rule 144 of the Securities Act. The final 565,000 shares will become eligible for public resale after a six month holding period.

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who is not deemed to have been an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned restricted securities within the meaning of Rule 144 for at least six months (including any period of consecutive ownership of preceding non-affiliated holders) would be entitled to sell those shares, subject only to the availability of current public information about us. A non-affiliated person who has beneficially owned restricted securities within the meaning of Rule 144 for at least one year would be entitled to sell those shares without regard to the provisions of Rule 144. In general, under Rule 144 as currently in effect, our affiliates or persons selling shares on behalf of our affiliates are entitled to sell within any three-month period beginning 90 days after the date of this prospectus, a number of shares that does not exceed the greater of 1% of the number of shares of common stock then outstanding, or the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale

As of January 30, 2009, persons who are our affiliates (officers, directors and/or shareholders owning 10% or more of our outstanding common stock) hold 22,426,029 of the shares that will be eligible for Rule 144 sales. Although approximately 22,426,029 of those shares have been held by these affiliates for more than six months, as affiliates they are subject to the volume limitations discussed above and would not become eligible to use Rule 144 as non-affiliates until at least three months after resigning as an officer and director, and then only if they retained less than ten percent of the aggregate amount of common shares then outstanding.

The public sale of shares under Rule 144 may have a negative effect on the trading price of our common stock.

Registration Rights

Not applicable.

Equity Compensation Plan Information

Not applicable.

Performance graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

We are an early stage company and have generated only nominal revenues from our organic food business operations since inception on November 26, 2003 through October 31, 2008 ($701,707). We only began having revenues from operations during the quarter ending July 31, 2006. Our net loss from inception until October 31, 2008 is $3,693,609 and to date, we have been dependent upon equity and debt financing. Since our inception through October 31, 2008, we have been funded through capital contributions of $68,803 from Michael Jordan Friedman, our President and Chief Executive Officer; from the sale of common stock between November 2005 through October 31, 2008 for gross proceeds of $123,969 to 11 investors; from convertible loans totaling $388,000 from 15 individuals; and one private loan of $7,500. $95,000 of those convertible loans were issued during the quarter ended July 31, 2007. In addition, Arthur Friedman, the father of the Company’s President and CEO, has made advances to Fresh Harvest and after conversion of a portion of his debt to equity, through the period ending October 31, 2008 his advances were $629,499.  Illuminate, Inc., a principal shareholder, has made advances of $13,000 to Fresh Harvest. Such advances do not have written terms and are not convertible and neither is the previously mentioned $7,500 private loan.  In the quarter which ended April 30, 2008, $432,000 due to Illuminati, Inc. per the Merger Agreement was converted into equity of the Company.  Arthur Friedman converted $250,000 of his debt into equity of the Company and three convertible Note Holders converted debt to equity, thus decreasing the Company’s debt by $318,925.  Thus, for the quarter ending April 30, 2008 the Company decreased its total debt to Noteholders by $750,925.

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

As a development stage company, our primary efforts have been devoted to developing our line of organic food products and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future.  As of October 31, 2008, the Company had current assets of $206,878 that includes cash ($3,406), net accounts receivable of $44,170 and inventory of $122,936.  Management believes that the liquid cash and other liquid assets on hand as of October 31, 2008 are not sufficient to fund operations for the next 12 months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing as well as seeking to enter into factoring arrangements using our receivables to finance our operations. In addition, we will attempt to raise funds through the sale of equity. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. Our financial statements indicate that we incurred net losses for the period from inception of November 26, 2003 to October 31, 2008 of $3,693,609.

In the audited financial statements contained in our Annual Report on Form 10K for the year ended October 31, 2008, our auditors had provided an explanatory note that indicated that we are an early stage company and our ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. We believe that nothing has happened in our business operation since then that would change our auditor’s opinion about this.

During the next 12 months, we have no material commitments for capital including but not limited to the purchase or sale of a plant or significant equipment. In addition, we do not expect to incur research and development costs within the next 12 months or have any significant changes in the number of our employees.

Recent Developments

On August 18, 2008 our Board of Directors approved a resolution to seek shareholder approval to amend its Certificate of Incorporation to affect a forward stock split of its common stock at the rate of 11 shares for every 10 shares outstanding.  The stock split is designed to attract additional individual stockholders, increase the liquidity of the stock and diversify the stockholder base, all of which are in line with our overall growth strategy and shareholder interest.  Also, on August 18, 2008 the resolution was approved by consent in lieu of a meeting of five principal shareholders holding a majority of its shares of common stock outstanding on that date.  The timing of the forward split will be determined by the Board of Directors at a future date based upon completion of certain required filings with the SEC and the State of New Jersey.  Currently, due to financial constraints and changing market and business conditions, the Company has not completed the forward stock split, and no determination has been made as to whether it will proceed with the forward.

Plan of Operation for the Next Twelve Months

Our plan of operation for the twelve months following the date of this quarterly report is to continue to develop and expand our business operations to have sustainable cash flow. This plan remains virtually the same since October 31, 2007 because to date we have not had sufficient capital to implement it. We will continue to be delayed in initiating our business plan if and until we have at least an additional approximate $1,000,000 of capital. If we are not successful in raising this capital, we will have to reassess our plan or our chances of being profitable. The plan of operation over the next 12 months may include, but not exclusively, activities such as:

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

Sales and Distribution through our customer base will consist principally of Natural Food Distributors, Mass-  Market Retailers, Supermarkets, Drug Store Chains, Club Stores and Grocery Wholesalers.  Our products are  sold through a Specialty Food Distributor Network of sales professionals, supported where necessary by third-party Food Brokers to minimize costs and maximize efficiencies.  Estimated cost: $350,000.

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

We estimate that our cash and other current assets as of October 31, 2008, of approximately $170,512 will only be sufficient to meet our short term needs for approximately four months.  If we are unable to raise the required financing, we will be delayed in commencing our business plan.  Currently, because we are considered a new business with limited credit history with vendors, suppliers, manufacturers, packagers and food producers, we must pay for our purchases “up front” and are not granted credit terms. This will continue until we have established a satisfactory credit history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. Our inability to obtain credit from such providers has a significant impact upon our liquidity and our ability to utilize funds for other purposes. Similarly, if and when we hire salesmen and /or additional personnel, including management and sales personnel, the cost related to such hirings will have a significant impact on our liquidity and deployment of funds.

Results of Operations for Three Months Ending October 31, 2008 and October 31, 2007.

Financial Information from Comparative Quarters

We first began to have revenues during the quarter ending July 31, 2006. Prior to that we did not have revenues and only had losses. We are presently in the early stages of our business.  In that regard, we can provide no assurance that we will ever be profitable in our operations.

For the three months ended October 31, 2008, we recorded revenues of $56,448 versus revenues of $78,646 in the same period of 2007.  The decrease in revenues is attributed to the Company’s limited inventory at the beginning of the quarter.

Gross profit, defined as revenues less cost of goods sold, was $19,747 for the three months ended October 31, 2008, compared to $(5,855) for the three months ended October 31, 2007. The difference is attributed to the fact there were promotions and marketing programs run during the quarters.

Cost of goods sold was $36,701 for the three months ended October 31, 2008 compared to $84,501 for the three months ended October 31, 2007.  The difference can be attributed to the decrease in products sold.

We incurred operating expenses in the amount of $262,642 for the three months ended October 31, 2008, and $351,200 for the three months ended October 31, 2007.

Our net loss decreased from $357,055 for three months ended October 31, 2007 to $242,895 for the three months ended October 31, 2008. The increase was primarily a result of an increase sales and salary expenses.

Results of Operations for the Fiscal Year Ending October 31, 2008 and October 31, 2007.

Financial Information from Comparative Fiscal Year Periods

For the fiscal year ended October 31, 2008, we recorded revenues of $249,639 versus revenues of $296,005 in the same period of 2007. The decrease in revenues is attributed to the decrease in inventory.

Gross profit, defined as revenues less cost of goods sold, was $65,647 for the fiscal year ended October 31, 2008, compared to $34,947 for the fiscal year ended October 31, 2007.  The difference is attributed to the fact that there we increased our online sales and products which have a higher gross profit..

Cost of goods sold was $183,992 for the fiscal year ended October 31, 2008 compared to $261,058 for the fiscal year ended October 31, 2007. The decrease is attributed to a decrease in products sold.

We incurred operating expenses in the amount of $1,428,616 for the fiscal year ended October 2008, and $1,091,712 for the fiscal year ended October 31, 2007.

Our net loss increased from $1,056,765 for fiscal year ended October 31, 2007 to $1,362,969 for the fiscal year ended October 31, 2007.  The increase was primarily a result of an increase in marketing, sales and salary expenses.

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

At October 31, 2008, we had current assets of $206,878 including cash in the amount of $3,406, inventory of $122,936 and accounts receivable of $44,170.  We had net fixed assets of $33,366.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods covered. A summary of accounting policies that have been applied to the historical financial statements can be found in the notes to our consolidated financial statements.

We evaluate our estimates on an on-going basis. The most significant estimates relate to intangible assets, deferred financing and issuance costs, and the fair value of financial instruments. We base our estimates on historical company and industry experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from those estimates.

The following is a brief discussion of our critical accounting policies and methods, and the judgments and estimates used by us in their application.

Revenue Recognition and Sales Incentives – We recognize sales when the products are shipped to our customers and the pricing is fixed and determinable.  We can not control the date of actual payments by our customers and therefore we have to make certain assumptions as to when and which customers will pay, and the timing of such payments.  Certain customers also deduct expenses from the invoices, which we do not know until we receive payment with such deductions.

Valuation of Accounts and Chargebacks Receivable - Credit losses have been within our expectations. We believe we do not have much credit exposure at this time, as our two core customers have a consistent track record of paying their

invoices in a timely manner.   There can be no assurance that we would have the same experience with our receivables in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined in Rule 12b-2 of the of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Immediately following are our audited financial statements and notes for the fiscal year ended October 31, 2008.

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Fresh Harvest Products, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Fresh Harvest Products, Inc. (A Development Stage Company) as of October 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended and since November 26, 2003 through October 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fresh Harvest Products, Inc. (A Development Stage Company) as of October 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended and since November 26, 2003 through October 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had limited revenues and continuing losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
February 18, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

FRESH HARVEST PRODUCTS, INC.

Balance Sheet

(a development stage company)

October 31, 2008

	October 31, 2008	October 31, 2007
	(Audited)	(Audited)

ASSETS
Current Assets
Cash in Bank	$ 3,406	$ 8,383
Accounts Receivable, net	44,170	25,869
Prepaid Expense(s)	-
Inventory	122,936	307,902
Total Current Assets	170,512	342,154

Fixed Assets, net	36,366	35,592

TOTAL ASSETS	$ 206,878	$ 377,746

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 105,625	$ 52,255
Accrued Expenses Payable	375,477	235,603
Payroll and Related Taxes Payable	356,693	118,001
Loans Payable, current portion	417,553	567,500
Loans Payable to Related Parties	649,999	705,028
Total Current Liabilities	1,905,347	1,678,387
Long-Term Liabilities
Loans Payable	-	243,000
Total Liabilities	1,905,347	1,921,387

Stockholders' Deficit
Common Stock, Authorized 200,000,000 Shares,
Issued and Outstanding: 43,987,125 Shares,
Par Value $0.0001	4,399	1,785
Paid in Capital	1,921,973	785,214
Contributed Capital	68,768
Accumulated Deficit	(2,330,640)	(2,330,640)
Retained Earnings/Loss	(1,362,969)
Total Stockholders' Deficit	(1,698,469)	(1,543,641)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 206,878	$ 377,746

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Operations

(a development stage company)

For the Period Ending from November 26, 20003 (inception) to October 31, 2008

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	Year Ended October 31, 2008	Year Ended October 31, 2007	Since Inception [Nov 26, 2003] Through October 31, 2008

Revenue	$ 56,448	$ 78,646	$ 249,782	$ 296,005	$ 723,211
Returns	-	-	$ 143	-	$ (21,504)
Total Revenue	$ 56,448	$ 78,646	$ 249,639	$ 296,005	$ 701,707

COGS	$ 36,701	$ 84,501	$ 183,992	$ 261,058	$ 564,049

Gross Profit	$ 19,747	$ (5,855)	$ 65,647	$ 34,947	$ 137,658

Expenses
Depreciation & Amortization	$ 2,870	$ 1,956	$ 11,478	$ 6,822	$ 20,352
Merger Costs	$ -	$ -	$ -	$ -	$ 400,000
General & Administrative	$ 259,772	$ 349,244	$ 1,417,138	$ 1,084,890	$ 3,410,915

Total Expenses	$ 262,642	$ 351,200	$ 1,428,616	$ 1,091,712	$ 3,831,267

Income (Loss) before Taxes	$ (242,895)	$ (357,055)	$ (1,362,969)	$ (1,056,765)	$ (3,693,609)

Provision for Income Taxes	$ -	$ -	$ -	$ -	$ -

Net Income (Loss)	$ (242,895)	$ (357,055)	$ (1,362,969)	$ (1,056,765)	$ (3,693,609)

Basic and Diluted Earnings (Loss) per Share	a	(0.02)	(0.02)	(0.04)	(0.07)

Weighted Average Number of Shares	43,115,300	16,860,229	33,157,785	16,166,471	43,115,300

a = Less than $0.01

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Stockholders’ Deficit

(a development stage company)

For period from October 31, 2005 to October 31, 2008

	Common	Stock	Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at October 31, 2006	16,166,840	1,617	505,594	(1,273,875)	(766,664)

Balance at October 31, 2007	17,854,406	1,785	785,214	(2,330,640)	(1,543,641)

Shares Issued November 2007	2,553,832	255	255,128		255,383

Shares Issued February 2008	18,963,887	1,897	757,361		759,258

Shares Issued May 2008	3,800,000	380	151,620		152,000

Shares Issued June 2008	550,000	55	21,945		22,000

Shares Issued August 2008	265,000	27	19,473		19,500

Net Loss for the Year Ended October 31, 2008				(1,362,969)	(1,362,969)

Balance, October 31, 2008	43,987,125	4,399	1,990,741	(3,693,609)	(1,698,469)

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.
Statement of Cash Flows

(a development stage company)

For the Period Ending from November 23, 2006 (inception) to October 31, 2008

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	Year Ended October 31, 2008	Year Ended October 31, 2007	Since Inception [Nov 26, 2003] Through October 31, 2008
Cash flows provided by (used for) operating activities:
Net loss	$ (242,895)	$ (357,055)	$ (1,362,969)	$(1,056,765)	$ (3,693,609)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation & Amortization	2,870	1,958	11,478	6,822	20,352
Stock issued for services	19,500	0	457,216	269,788	991,443
Stock issued for product rights		0	-	0	50,000
Merger costs	0	0			400,000
Changes in assets and liabilities:
Increase /(Decrease) in accrued expenses payable	9,400	93,852	139,874	175,844	430,590
Increase in accounts payable	0	(35,530)	53,370	(11,059)	105,625
Increase in payroll and related taxes payable	103,750	1,594	238,692	41,902	359,592
(Increase) / Decrease in accounts receivable	13,784	99,158	(18,301)	89,888	(44,170)
(Increase) / Decrease in Prepaid Expenses			-		0
(Increase) / Decrease in inventory	6,893	18,010	184,966	(160,201)	(122,936)
Increase / (Decrease) in inventory financing payable	-	-	-	-	0
Net cash provided by (used for) operating activities	(86,698)	(178,013)	(295,674)	(643,781)	(1,503,115)

Cash flows provided by (used for) investing activities:
Organization Costs	-	-	-	-	0
Purchase of fixed assets	0	(3,806)	(12,252)	(12,464)	(56,716)
Cash provided by (used for) investing activities	0	(3,806)	(12,252)	(12,464)	(56,716)

Cash flows provided by (used for) financing activities:
Loan repayments	-		(720,000)	(10,000)	(792,000)
Proceeds from advances from Related Parties	24,089	170,335	189,024	478,207	898,039
Proceeds from issuance of loans payable	63,000	0	83,000	185,500	503,500
Stock Issued for conversion of Debt	0		750,925	60,000	810,926
Sale of common stock	-	-	-		123,969
Redemption of Capital Stock (SoySlim)	-	-	-	(50,000)	(50,000)
Capital Contributions	-	-	-	-	68,803

Cash provided by (used for) financing activities	87,089	170,335	302,949	663,707	1,563,237
Net Change in Cash	391	(11,484)	(4,977)	7,462	3,406
Beginning Cash	3,015	19,867	8,383	921
Ending Cash	$ 3,406	$ 8,383	$ 3,406	$ 8,383	$ 3,406

The accompanying notes are an integral part of these statements.

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2008

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

FHP’s primary efforts have been devoted to developing its line of organic food products and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  As of October 31, 2008, the Company had approximately $3,406 in cash.  Management believes that cash on hand as of October 31, 2008 is not sufficient to fund operations through October 31, 2009.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has limited revenueand without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2008

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

Inventory

Our inventory is valued at the lower of actual cost or market, utilizing the first-in, first-out method.  We provide write-downs for finished goods expected to become non- saleable due to age and specifically identify and provide for slow moving products and packaging.

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

Earnings per Share

The basic earnings (loss) per share is defined as the amount of earnings for the period available to each share of common stock outstanding during the reporting period.  The diluted earnings per shares is the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.  The weighted average number of common shares outstanding is the number of shares determined by (a) the portion of time within a reporting period that common shares have been outstanding to (b) the total time in that period.  In computing diluted EPS, equivalent common shares are considered for all dilutive potential common shares.

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

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2008

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Advertising

Advertising is expensed when incurred. Advertising for the year ended October 31, 2008 was $9,042 compared to $38,425.31 for the year ended October 31, 2007.

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

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2008

NOTE 4.  LOANS PAYABLE

Loans payable consist of the following:

October 31, 2008
Convertible loans bearing interest at a rate of 10% and due at various dates between November 2006 and April 2007. The notes are convertible into common shares at any time between the date of issue of the notes and their due dates at a conversion rate of $0.50 per share for a total of 200,000 shares. The Company is currently negotiating extensions of these loans.	$90,000
Convertible loan bearing interest at a rate of 12% and due September 2008. The loan is convertible into common shares at any time at a conversion rate of $2.00 per share for a total of 50,000 shares.	100,000
Convertible loan bearing interest at a rate of 10% and due November 30, 2008. The loan is convertible into common shares at any time at a conversion rate of $0.85 per share, for a total of 58,823 shares.	50,000
Convertible loan bearing interest at a rate of 10% and due December 23, 2008. The loan is convertible into common shares at any time at a conversion rate of $0.95 per share, for a total of 18,948 shares.	18,000
Convertible note bearing interest at a rate of 10% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	15,000
Convertible note bearing interest at a rate of 12% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	30,000
Convertible notes bearing interest at a rate of 10% and due April 2009. The note is convertible into common shares at any time at the option of the lender or the Company at $0.45 per share or a 35% discount of the market price of the Company’s common shares.	35,000
Convertible notes bearing interest at a rate of 10% and due June 2009. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 25% discount of the market price of the Company’s common shares.	15,000
Non-Convertible Short Term Loan bearing an interest rate of 12% due January 2009.	63,000
Total:	$416,000

The conversion of debt to equity through the issuance of common shares is intended to be treated as a decrease in either current or long term liabilities in the amount of the loan plus accrued interest, and an increase in Common Stock and Paid in Capital..

NOTE 5.  STOCKHOLDERS’ EQUITY

Common Stock –all Common Stock has a par value of $0.0001.

In August 2008 the Company issued 265,000 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $19,500.

In June 2008 the Company issued 3,800,000 shares of its par value common stock for investors in the Company.  300,000 of these shares were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933 and 3,500,000 of these shares were issued under a registration statement on Form S-8. .The total value of these 3,800,000 shares, as determined by the Company, was $152,000

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2008

In February 2008 the Company issued 18,963,887 shares of its par value common stock for creditors that converted their loans to equity in the Company.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $759,258.

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

October 31, 2008

NOTE 8.  REVENUE AND EXPENSES

The Company currently has limited operations and revenue.

Accounts Receivable

Accounts Receivable is $44,170 and represents current amounts collectable.

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

Comparative figures

Certain comparative figures have been adjusted to conform to the current year’s presentation.

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2008

Recent accounting pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities.  Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS 69”).  SAS 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not expect SFAS 162 to have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its results of operation and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning after 15 December 2008.  The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after 15 November 2007.  The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for fiscal years beginning after 15 November 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accounting firm on any accounting and/or financial disclosures since inception.

ITEM 9A. CONTROLS AND PROCEDURES

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

In order to ensure that the information that must be disclosed in filings with the Securities and Exchange Commission is recorded, processed, summarized and reported in a timely manner, the Company has disclosure controls and procedures in place. Our officers and Directors have reviewed and evaluated our disclosure controls and procedures as of October 31, 2008 and have concluded that such controls and procedures are effective. There have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect such controls, during the fiscal year ended October 31, 2008.

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

ITEM 9B. OTHER INFORMATION

During 2008, the Internal Revenue Service and New York State put tax liens in the total amount of approximately $210,444.29 on the Company.  The taxes owed are primarily for payroll taxes.  The Company has negotiated a payment plan with the Internal Revenue Service, which is expected to begin March 1, 2009 and we are negotiating with New York State for a payment plan.

PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The names, addresses, ages and positions of our executive officers and directors are set forth below:

NAME AND ADDRESS	AGE	POSITIONS
Michael Jordan Friedman	31	President, CEO, CFO and Chairman of the Board
280 Madison Avenue, Ste 1005 New York, New York 10016

Dominick M. Cingari*	34	Director and Chief Operating Officer*
280 Madison Avenue, Ste 1005 New York, New York 10016

Richard J. Verdiramo	44	Director
3163 Kennedy Boulevard Jersey City New Jersey 0730

Jay Odintz	48	Director
280 Madison Avenue, Ste 1005 New York, New York 10016

*As of January 2, 2009 Mr. Dominick Cingari resigned from his position as Chief Operating Officer of the Company and will remain as a Board of Director Member.

Backgrounds of our executive officers and directors

Michael Jordan Friedman, L.L.M., J.D.  President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Mr. Friedman was appointed to these positions in connection with the acquisition on December 16, 2005.  He previously held that position with Fresh Harvest Products, Inc. (New York) from November 26, 2003 until the acquisition.  Mr. Friedman earned a Masters of Law in Taxation, May 2005, and is a graduate of New York Law School, May 2003.  Mr. Friedman acquired the Series 7 and 63 securities brokerage licenses at the age of nineteen (1996), and worked in corporate finance, and then investment banking as a financial advisor/stock broker until 1997.  Mr. Friedman consulted in the food industry as a partner of The Willis Group, Inc. from March 2001 to May 2004, working with rapidly growing companies helping plan their expansion into existing and new markets.  He is an advisor and on the Board of Directors of Talk Entertainment, Inc., a privately held multi-media company since 2003.

Dominick M. Cingari – Chief Operating Officer  and Director. Mr. Cingari was appointed to these positions in connection with the acquisition on December 16, 2005. He grew up in his family’s retail food business (which, since 1990, has been the ownership and operation of eight Grade A ShopRite supermarkets in the New York Metropolitan area) and from the age of 4 (1978) was working in their stores initially stocking shelves and later earning the basics of the business by working with suppliers, food brokers and distributors, including working with those companies on promotions and product displays.  After graduating with a degree in food marketing from St. Joseph’s University in May 2000, Mr. Cingari worked for Poland’s Best, an importer and distributor of gourmet/ethnic food products selling to supermarket chains from July 2000 to February 2005.  Mr. Cingari, in May 2001 became self employed in his own import, sales and distribution business that imported food products from around the world, including: Italy, Poland, Greece and Hungary.  In the operation of this business, he dealt with farmers, foreign and American shipping and freighter companies, label and graphic designers, American warehouses and retailers Mr. Cingari frequently traveled to Europe and has helped develop food products step by step from the farm to the supermarket shelves.  In addition, prior to joining Fresh Harvest Food Products, Inc. in 2005, Mr. Cingari privately consulted with food companies on product development, brand extensions and brand development, marketing, and business development from 2001 through 2005.  On January 2, 2009, Mr. Cingari resigned as Chief Operating Officer of Fresh Harvest, but he remains as a Board of Director Member.

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

(B)  OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

Administrative (non-executive) officers and their backgrounds

Arthur E. Anderson III – Managing Director – Age 52.  Mr. Anderson has over thirty years in the food industry, most recently as President of a major branded sales and marketing company selling premium, upscale, imported brands to every distribution channel in the food industry; retail grocery, food service, health/natural foods, gift packers, convenience stores, and mass merchandiser outlets. Mr. Anderson took over the company in 1996, with the sale of Shaffer Clarke, and began adjusting the Brand portfolio and product mix, re-built the organization, re-adjusted MIS support, building profitable sales to strong double-digit volume growth while upgrading 65% of Brands to ‘All Natural’ positioning.  Previously, Mr. Anderson was National Director of Sales for Shaffer Clarke, a wholly owned subsidiary of United Biscuits (UK). Mr. Anderson was directly responsible for the major growth of Carr’s Crackers, the leading cracker in the Specialty Food distribution channel, as well as other major brands like Bonne Maman preserves and KAME Asian foods. Mr. Anderson joined Shaffer Clarke in 1990.  Mr. Anderson began his career in sales with Unilever in NYC directly out of college.  After several promotions, The Foods Division of Coca Cola, hired him as Broker Sales Manager in the Southeast.

He became the Corporate Staff Manager for Sales Force Development, and was soon promoted to Mid-West Region Manager in Denver. Upon leaving Coca Cola Foods, he went to BSN starting as NY Branch Manager for Dannon Yogurt, progressing to Area Manager responsible for Central US Markets located in Chicago, and on to National Director of Sales in Connecticut responsible for the launch and development of Evian Water Brand in US.  Mr. Anderson earned a B.S. Degree from Furman University in 1978, where he participated on Furman’s 1974 Southern Conference Football Championship Team.

Michael J. Scagliarini – Vice President of Sales - Age 47.  Mr. Scagliarini spent over 24 years working in the corporate beverage world for Coca-Cola in both The Coca-Cola Bottling Company of New York, Inc. and Coca-Cola Enterprises, Inc.  Going straight from college to Coca-Cola Bottling and later moving upward to Coca-Cola Enterprises, Mr. Scagliarini held various leadership positions in sales, marketing and operations.  Mr. Scagliarini managed a team of 50+ employees in Sales Operations servicing customers in all business channels and was responsible for Key Accounts for major supermarkets in Connecticut and Massachusetts, with over $65MM in annual sales, while increasing in Market Share by 17% in 3 years.  In addition, Mr. Scagliarini is a certified instructor for Management Essentials training program(s) where he taught managerial and selling skills to hundreds of managers.  Mr. Scagliarini is an active member of the Connecticut Food Association.   He volunteers his time to support a number of organizations including: The American Lung Association and The Juvenile Diabetes Research Foundation and he is a member of The Connecticut Audubon Society and Defenders of Wildlife.  Mr. Scagliarini volunteers his time coaching youth soccer and baseball and is very active in his local community.  Mr. Scagliarini enjoys spending time outdoors with his family, including: fishing (catch & release), golf, hiking, and swimming.  He also enjoys cooking organic gourmet meals for his family and friends.  Mr. Scagliarini resides with his wife and three children in Milford, CT.  Mr. Scagliarini received his Bachelors degree with honors in Marketing and Management from Franklin Pierce College, Rindge, NH.

Roman Mayer – Creative Designer – Age 69.  Mr. Mayer has more than 40 years experience in branding, brand positioning, packaging, corporate identity, advertising and marketing in all media, with a focus on food and beverage manufacturers and retailers. Since 1990, when he founded his own graphic design company, RM Associates, Inc. in Stamford CT., Mr. Mayer has been the principal of this firm working in the areas of graphic label development, website design, advertising, and the production of sales, marketing and promotional materials for client companies. RM Associates, Inc.’s clients include The Great Atlantic & Pacific Tea Company (A&P); Price Chopper Supermarkets, and Win-Dixie Stores, Inc.  In the past, he has also produced programs for: Shop-Rite Supermarkets, Pathmark Supermarkets, Pueblo Supermarkets, Lender’s Bagels, Hillshire Farm Smoked Sausage, and Dewar’s White Label Scotch Whiskey.

Board of Advisors and their backgrounds

Lawrence J. Kremer – Age 58.  Mr. Kremer began his 40 year career in the retail food business at Publix Supermarkets. As a Corporate Category Director for Publix Supermarkets (from 1991 through 2004), Mr. Kremer was responsible for developing over $750 million in corporate sales within the pet food and paper categories, two of the top ten categories within the company. He was responsible for developing market analysis and tracking methods to identify business opportunities, and provided Public top management with strategies to grow additional categories within the store.  Mr. Kremer worked through the ranks as Stock Clerk, Store Manger, Buyer, and Category Director for all (780) stores in the organization as well as overseeing the procurement of seven warehouses. Since 2004, Mr. Kremer has retired from full time business activities.

Salvatore J. Cingari – Age – 62.  Since 1990, Mr. Cingari has owned and operated eight Grade A ShopRite supermarkets. Mr. Cingari has been in the retail supermarket business for over 40 years and grew his business from several small stores to eight stores with revenues in excess of $250 million dollars.  Mr. Cingari has hands on experience in all facets of the food retailing business.

Harry Topalian – Age 74.  Mr. Topalian is the holder of twelve patents and numerous inventions.  In Mr. Topalian’s 37 year career at General Foods he is credited with the development of the enormously successful lines of Stove Top Stuffing, Jell-O 1-2-3 and Oven Fry.  Since 1998, Mr. Topalian is the founder and principal of The Topalian Group, a food product quality and standards consulting firm that provides such services as product development consulting and quality control and laboratory testing.

Joseph Ackilli – Age 70.  Mr. Ackilli holds a Master of Science Degree from Stevens Institute of Technology with emphasis on Physical and Organic Chemistry.  He has 31 years experience at General Foods and Kraft Corp. as Associate Director of product development. Mr. Ackilli’s major accomplishments include: development and implementation of Crystal Light Beverages which has generated $700 million in profits. He was a key member of acquisition team for Capri

Sun Beverages. He developed frozen bread dough technology which led to successful introduction of DeGiorno frozen pizza. He was involved in the development of a line of natural soy products. Since 2001, Mr. Ackilli has worked with Mr. Topalian at The Topalian Group, a food product quality and standards consulting firm.

Anthony Buono - Age – 59.  Mr. Buono has been in the consumer packaged goods industry for over  30 years.  Mr. Buono is a Former Vice President of Sales of Pillsbury; a Former Senior Vice President of Hartz Mountain and is currently a Vice President of Marketing & Sales Premio Foods, one of the largest manufacturers of sausages in the United States. Mr. Buono is very seasoned in the sales and growth stages of a company and has extensive contacts in the retail and institutional food market.

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

(F)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company for the period covered by the Report. Specifically, for the year ending October 31, 2008, our officers, directors, and greater than ten percent beneficial shareholders were required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by the Company, for the year ending October 31, 2008, each of the Company’s directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities as made the required filings, except as follows:   Michael Jordan Friedman (Officer, Director and  a greater than ten percent beneficial shareholder) has not filed his Form 4; Dominick Cingari (Director) filed his Form 4 late; Marcia Roberts (a greater than ten percent beneficial shareholder) filed her Form 4 late; and Illuminate, Inc. (a greater than ten percent beneficial shareholder) has not filed its Form 4.  In addition, since the fiscal year ending October 31, 2008, Directors Jay Odintz and Richard Verdiramo each have failed to file the required Form 3. Each director has been advised to address this oversight.

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

Corporate Governance and Public Information

The Company has adopted common corporate governance practices and intends to fully adhere to the mandates of Sarbanes-Oxley regarding its responsibilities as a public company. Our Board of Directors currently consists of four directors, we do not yet have Audit, Executive Compensation and/or Nominating and Corporate Governance committees. Our Board currently approves all services to be provided by the Company’s independent registered public accounting firm and its affiliates

(H) INDEPENDENT DIRECTORS

We consider one of our four directors (Jay Odintz) to be independent.

(I) CONFLICTS OF INTEREST

Our executive and administrative officer, including our Chief Executive Officer/Chief Financial Officer, Michael Jordan Friedman, reserves the right to devote some time to other business endeavors.

Regarding a possible conflict of interest we may have complying with our Code of Ethics, see the “Code of Ethics”, above.

ITEM 11. EXECUTIVE COMPENSATION

There are currently no plans to compensate our officers and directors until we commence operations and become profitable. We do, however, reimburse our  officers and directors for any out-of-pocket expenses incurred on our behalf. We do not have employment agreements or key-man life insurance. We have not issued any stock options, restricted stock or other bonuses to our sole officer and director since inception. As a result, the compensation tables required to be included herein have been omitted.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended October 31, 2008 and 2007, of those persons who were, at October 31, 2008 (i) the president, chief executive officer and chief financial officer (Michael J. Friedman) and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (Dominick Cingari – Chief Operating Officer):

SUMMARY COMPENSATION TABLE
Name and Principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards Vested ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Michael J. Friedman, President, CFO and CEO	2008	20,900 (1)	0	55,000 (3)	0	0	0	5,730 (2)	81,630
	2007	6,800 (1)	0	0	0	0	0	5,730 (2)	12,530
Dominick Cingari, COO*	2008	132,000	0	30,000 (4)	0	0	0	9,437 (2)	171,347
	2007	132,000	0	5,0000	0	0	0	5,730 (2)	142,730

(1)    Mr. Friedman has not accrued any of his annual salary to date.

(2)    Medical insurance payments made on behalf of these employees.

(3)    550,000 shares of our issued as additional compensation to this officer.

(4)     300,000 shares of our issued as additional compensation to this officer.

        *On January 2, 2009 Dominick Cingari Resigned as Chief Operating Officer of the Company, and will remain as a Board of Director Member.

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

Mr. Friedman’s employment as our president is governed by a November 1, 2005, five year employment agreement that provides for a monthly salary of $10,000 along with certain equity incentives. The monthly salary is to increase to $12,000 upon the completion of adequate financing to allow the payment of such compensation. Currently, Mr. Friedman is not being paid under this agreement and will not be paid until and only if we have sufficient working capital to permit payment of his salary. At this time, we believe that Mr. Friedman will waive any salary payments that have not been paid. However, we cannot be certain that that will be the case.  If and when we have the financial resources to do so, Mr. Friedman shall also receive fringe benefits in like kind and quality as our other executives. To date, we have not instituted any benefit plan among our employees.  A copy of his employment agreement is attached as an exhibit to our Form 8-K filing made with the SEC on January 27, 2006, and incorporated by reference herein.  Mr. Friedman has not accrued salary during 2008. Mr. Friedman will be converting some salary in 2009 to Restricted Common Shares.

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

Cingari is accruing salary that is due to him for 2008.  On January 2, 2009, Mr. Cingari resigned as chief operating officer of the Company.  Mr. Cingari will remain as a Board of Director Member.

Mr. Anderson’s employment as our managing director is not governed by a contract.  His monthly salary is $14,583.00 upon completion of adequate financing to allow payment of such compensation, as well as certain equity incentives and health insurance and a car allowance.  Currently, Mr. Anderson accrues his salary and he will continue to accrue his salary until we have sufficient working capital to permit payment of his salary.  If and when we have the financial resources to do so, Mr. Anderson shall also receive fringe benefits in like kind and quality as our other executives. To date, we have not instituted any benefit plan among our employees.

Mr. Scagliarini’s employment as our Vice President of Sales is governed by a February 5, 2008 employment agreement that provides for a monthly salary of $9,000 along with certain equity incentives.   The term of his agreement is 1 year.  Currently, Mr. Scagliarini is accruing his salary and will continue to accrue his salary until he can be paid only if we have sufficient working capital to permit payment of his salary.  If and when we have the financial resources to do so, Mr. Scagliarini shall also receive fringe benefits in like kind and quality as our other non-executive vice-presidents of sales. To date, we have not instituted any benefit plan among our employees.  Mr. Cingari is accruing salary that is due to him for 2008.

Currently, there is no health insurance for the executive officers.  We do not have pension, annuity, stock options, profit sharing or similar benefit plans; however, we intend to adopt plans in the future. There are presently no personal benefits available to any employees.

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

Directors’ Compensation

Currently, we do not compensate our Directors (in any fashion including stock options or warrants or with stock awards) for their services as directors, nor do we plan to do so in the foreseeable future. We will however, reimburse our Directors for reasonable expenses they may incur in attending or participating in board meetings. To date, we have not made such reimbursements.  The 650,000 shares and 400,000 shares of restricted common stock issued to Mr. Michael J. Friedman and Mr. Dominick Cingari, respectively, during fiscal year 2008 were issued to him in their capacity as officers of the Company, not as Directors.

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

Section 14A:2-7 of the Act provides that a New Jersey corporation's certificate of incorporation may provide that a director or officer shall not be personally liable, or shall be liable only to the extent therein provided, to the  corporation or its shareholders for  damages for breach of any duty owed to the corporation or its shareholders, except that such provision shall not relieve a director or officer from liability for any breach of duty based upon an act or omission (a) in breach of such person's duty of loyalty to the corporation or its shareholders, (b)    not in good faith or involving a knowing violation of law or (c) resulting in receipt by such person of an improper personal benefit. As used in this subsection, an act or omission in breach of a person's duty of loyalty means an act or omission which that person knows or believes to be contrary to the best interests of the corporation or its shareholders in connection with a  matter in which he has a material conflict of interest."

Regarding indemnification for liabilities arising under the Securities Act of 1933, as amended,  that may be permitted to directors or officers under New Jersey, we have been informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the January 30, 2009, the total number of shares of common stock owned beneficially by directors and executive officers, individually, and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his or her shares and possesses sole voting and dispositive power with respect to the shares. Unless otherwise indicated, the address for each shareholder below is that of the Company, i.e. 280 Madison Avenue, Suite 1005, New York, NY 10016.

Title of Class	Name and address of beneficial owner	Number of shares beneficially owned (1)	Percent of class (2)
Shares of common stock	Michael Jordan Friedman (3)	5,720,307	13.00%

Shares of common stock	Dominick Cingari (3) (7)	2,600,000	5.91%

Shares of common stock	Jay Odintz (4)	400,000	0.91%

Shares of common stock	Richard J. Verdiramo (4) (5)	-0-	0.00%
	3163 Kennedy Boulevard
	Jersey City New Jersey 0730

Shares of common stock	Marcia Roberts (6)(9)	14,560,867	27.56%

Shares of common stock	Illuminate, Inc. (5)	6,105,722	13.88%
	3163 Kennedy Boulevard
	Jersey City New Jersey 0730

	All officers and directors as a
	Group (four) (8)	8,720,307	19.82%

(1)

The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Report from options, warrants, rights, conversion privileges or similar obligations.

(2)

Based on 43,987,125 shares of common stock issued and outstanding as of January 30, 2009. This does not include the approximate 775,000 shares of common stock into which our issued and outstanding convertible promissory notes that we have issued can be converted. We cannot be assured any of these notes will be converted into common stock.

(3)

Officer and Director.

(4)

Director only.

(5)

Richard Verdiramo is the son of the principal shareholder of Illuminate, Inc., who is one of our principal shareholders. Richard Verdiramo denies any beneficial, dispositive, voting or equitable interest in the shares owned by Illuminati, Inc.

(6)

 Marcia Roberts is the mother of our president and chairman of the board, Michael Jordan Friedman. She is also the wife of Arthur Friedman.  Each of these parties deny beneficial, dispositive, voting or equitable interest in each others’ stock.

(7)

These shares do not include 511,237 shares held by members of his family including 240,023 held by his father Salvatore J. Cingari, a member of our advisory board. Dominick Cingari denies any beneficial, dispositive, voting or equitable interest in the shares owned by his family members.

(8)

Not included in this Group are the two (non-executive) officers who together own an additional 750,781 shares of common stock and the five members of our advisory board who together own an additional 390,023 shares of common stock.

(9)

This includes $442,028 of promissory notes which can be converted into 8,840,560 shares of common stock which can be issued upon conversion.  The percentage herein is calculated on an as converted basis.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics

At this time, we have not adopted a formal Code of Ethics that applies to our Chief Financial Officer; however, we have followed an informal Code of Ethics requiring Board of Director approval of any material transaction involving our Chief Financial Officer. We believe this procedure will reasonably deter any material wrongdoing and will promote honest and ethical conduct from our executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

This section describes the transactions we have engaged in with persons who were directors, officers or affiliates at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock for the three years ending October 31, 2008 (“Principal Shareholder”). Share issuances described below give effect to the stock splits, if any,  as if they had occurred subsequent to the splits.

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

Similarly, on February 1, 2006, we issued 8,915,425 shares of our restricted common stock to five of our officers and principal shareholders for services previously rendered to Fresh Harvest Products, Inc., the New York corporation, prior to its acquisition, collectively valued at $89,154.25. The shares were issued as follows:

Michael Jordan Friedman	2,886,000
Dominick Cingari	966,667
Marcia Roberts	1,668,333
Illuminate, Inc.	3,104,425
William Bodine

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

Sarah Dumbrille	November 26, 2006	$20,000
Linda Willis	December 8, 2006	$10,000
Richard Charles Philip Dumbrille	January 20, 2007	$10,000
Joseph Cingari	April 1, 2007	$15,000
Salvatore Cingari	April 1, 2007	$30,000
Thomas Cingari	April 1, 2007	$15,000
Barry Moskowitz	March 8, 2006	$35,000
Hendrik Freund	September 9, 2008	$100,000
Nancy Stetson	November 30, 2008	$50,000
Margaret McMurrer	December 23, 2008	$18,000
Kathy Moynihan	January 29, 2009	$15,000
Max Greenfield	February 26, 2009	$30,000
Brian Donovan	April 17, 2009	$20,000
Matt Zoetzinger	April 17, 2009	$20,000
Michael J. Scagliarini	April 24, 2009	$15,000
Ronald DeAngelis	June 14, 2009	$15,000

On January 19, 2007, the Company issued an additional 500,000 shares to Dominick Cingari, our COO, for his services in such capacity during the fiscal year 2006. Such shares were valued at $5,000.

On November 27, 2007, the Company issued an additional 650,000 shares to Michael Friedman, our CEO, for his services in such capacity.  Such shares were valued at $55,000

On November 27, 2007, the Company issued an additional 400,000 shares to Dominick Cingari, our then COO, for his services in such capacity.  Such shares were valued at $30,000

On February 13, 2008, the Company issued an additional 13,060,190 shares to Illuminate, Inc. in satisfaction of a $432,000 note, including interest due.

On February 14, 2008 the Company issued an additional 5,000,000 shares to Arthur Friedman, for the conversion of $250,000 in notes to common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal year ended October 31, 2008 were $3,701and $3,107 for the fiscal year ended October 31, 2007. The reviews for the financial statements included in our quarterly reports on Form 10-Q during the fiscal year ended October 31, 2008 were $5,157.

Audit Related Fees

We incurred no fees for the fiscal years ended October 31, 2008 and 2007 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended October 31, 2008 and 2007 were $788 and $Nil, respectively.

All Other Fees

We incurred  no other fees during the fiscal years ended October 31, 2008 and 2007 for products and services rendered by our principal accountants.

Audit Committee Requirements

Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us, as well as any services not considered to be "audit services", unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards. Because we are still in the development stage and have not yet completed our business plans and/or generated any revenues, we have not yet appointed an audit committee. Our Board of Directors ensure that:

·

All audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002) are preapproved by the Board.

·

All non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of our subsidiaries are preapproved by the Board.

All audit fees were approved by the Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Financial Statements.

EXHIBITS

Exhibit No.                          Description

31.1                                         Sec. 302 Certification

32.1                                         Sec. 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the twenty-third day of February, 2009.

FRESH HARVEST PRODUCTS, INC.

/s/ Michael J. Friedman

By: Michael J. Friedman,

President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the twenty-third day of February,  2009.

/s/ Michael J. Friedman

By: Michael J. Friedman,

President, Chief Financial Officer and Director