Form 10-K/A
period 2007-10-31
Fresh Harvest Products, Inc.
filed 2009-02-25
CIK 1331612

OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

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

28

ITEM 7.  FINANCIAL STATEMENTS

32

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

    ACCOUNTING AND FINANCIAL DISCLOSURE

46

ITEM 8A. CONTROLS AND PROCEDURES

46

ITEM 8B.  OTHER INFORMATION

46

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

47

ITEM 10.  EXECUTIVE COMPENSATION

50

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

    MANAGEMENT AND RELATED STOCKHOLDER MATTERS

53

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

    DIRECTOR INDEPENDENCE

54

ITEM 13. EXHIBITS

56

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

57

Signatures

58

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates

ITEM 7.  FINANCIAL STATEMENTS

Fresh Harvest Products Inc

Auditor’s Report

33

Balance Sheet

34

Statement of Operations

35

Statement of Stockholders’ Equity

36

Statement of Cash Flows

37

Notes to Financial Statements

38-46

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

Moore & Associates Chartered
Las Vegas, Nevada
February 13, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

FRESH HARVEST PRODUCTS, INC. Balance Sheet (a development stage company) October 31, 2007
	October 31, 2007	October 31, 2006
	(Audited)	(Audited)

ASSETS
Current Assets
Cash in Bank	$ 8,383	$ 921
Accounts Receivable, net	25,869	115,757
Inventory	307,902	147 701
Total Current Assets	342,154	264,379

Fixed Assets, net	35,592	29,960

TOTAL ASSETS	$ 377,746	$ 294,329

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 52,255	$ 63,315
Accrued Expenses Payable	235,603	59,759
Payroll and Related Taxes Payable	118,001	76,098
Loans Payable, current portion	567,500	135,000
Loans Payable to Related Parties	705,028	226,821
Total Current Liabilities	1,678,387	560,993
Long-Term Liabilities
Loans Payable	243,000	500,000
Total Liabilities	1,921,387	1,060,903

Stockholders' Deficit
Common Stock, Authorized 200,000,000 Shares,
Issued and Outstanding: 17,845,400 Shares,
Par Value $0.0001	1,785	1,617
Paid in Capital	785,214	505,594
Accumulated Deficit	(2,330,640)	(1,273,875)
Total Stockholders' Deficit	(1,543,641)	(766,664)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 377,746	$ 294,329

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC. Statements of Operations (a development stage company)
	Year Ended October 31, 2007	Year Ended October 31, 2006

Revenue	$ 296,005	$ 177,567

COGS	261,058	118,999

Gross Profit	34,947	58,568

Expenses
Depreciation & Amortization	6,822	2,050
Merger Costs	-	400,000
General & Administrative	1,084,890	685,320

Total Expenses	1,091,712	1,087,370

Income (Loss) before Taxes	(1,056,765)	(1,028,802)

Provision for Income Taxes	-	-

Net Income (Loss)	$(1,056,765)	$ (1,028,802)

Basic and Diluted Earnings (Loss) per Share	$ (0.06)	$ (0.06)

Weighted Average Number of Shares	17,854,406	16,166,840

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC. Statement of Stockholders’ Deficit (a development stage company) For the period from October 31, 2005 to October 31, 2007
	Common	Stock	Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at October 31, 2005	363,052	$ 36	$ 170,292	$ (245,073)	$ (74,745)

Adjustment	(268)
Shares Issued November 2005	20,844	2	28,798		28,800
Shares Issued December 2005	195,505	20	61,480		61,500
Shares Issued January 2006	344	-	15,000		15,000
Shares Issued February 2006	14,046,109	1,405	139,056		140,461
Shares Issued March 2006	11,875	1	14,999		15,000
Shares Issued April 2006	796,543	80	28,698		28,778
Shares Decreased (April 1, 2006)	(266,273)	(27)	(2,629)		(2,656)
Adjustment	(891)
Shares Issued for SoySlim, May 2006	1,000,000	100	49,900		50,000
Net Loss for the year ended October 31, 2006				(1,028,802)	(1,028,802)

Balance at October 31, 2006	16,166,840	1,617	505,594	(1,273,875)	(766,664)

Shares Issued November 2006	32,835	3	3,280		3,283
Shares Issued December 2006	8,300	1	829		830
Shares Decreased (December 2006)	(1,000,000)	(100)	(49,900)		(50,000)
Shares Issued January 2007	805,500	80	80,571		80,651
Shares Issued June 2007	697,330	70	76,636		76,706
Shares Issued July 2007	1,142,601	114	168,204		168,318
Net Loss for the Year ended October 31, 2007				(1,056,765)	(1,056,765)
Balance, October 31, 2007	17,854,406	$ 1,785	$ 785,214	$ (2,330,640)	$ (1,543,641)

The accompanying notes are an integral part of these statements

Statement of Cash Flows

(a development stage company)

	Year Ended October 31, 2007	Year Ended October 31, 2006	Since Inception [Nov 26, 2003] Through October 31, 2007
Cash flows provided by (used for) operating activities:
Net loss	$ (1,056,765)	$ (1,028,802)	$ (2,330,640)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation & Amortization	6,822	2,050	9,122
Stock issued for services	269,788	163,540	4,227
Stock issued for product rights	-	50,000	50,000
Merger costs	-	400,000	400,000

Changes in assets and liabilities:
Increase in accrued expenses payable	175,844	58,559	235,603
Increase /(Decrease) in accounts payable	(11,060)	63,315	52,255
Increase in payroll and related taxes payable	41,903	73,343	118,001
(Increase) / Decrease in accounts receivable	89,888	(115,757)	(25,869)
(Increase) / Decrease in Deposits	-	2,675	0
(Increase) in inventory	(160,201)	(147,701)	(307,902)
Net cash provided by (used for) operating activities	(643,781)	(478,778)	(1,265,203)

Cash flows provided by (used for) investing activities:
Organization Costs	-	-	(250)
Purchase of fixed assets	(12,464)	(32,000)	(44,464)
Cash provided by (used for) investing activities	(12,464)	(32,000)	(44,714)

Cash flows provided by (used for) financing activities:
Loan repayments	(10,000)	(62,000)	(72,000)
Proceeds from advances from Related Parties	478,207	285,121	705,028
Proceeds from issuance of loans payable	185,500	135,000	482,500
Stock issued for conversion of debt	60,000		60,000
Sale of common stock	-	123,343	123,969
Redemption of Capital Stock (SoySlim)	(50,000)	-	(50,000)
Capital Contributions	-	-	68,803

Cash provided by (used for) financing activities	663,707	481,464	1,318,300

Net Change in Cash	7,462	(29,314)	8,383

Beginning Cash	921	30,235	0

Ending Cash	$ 8,383	$ 921	$ 8,383

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

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2007

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

The conversion of debt to equity through the issuance of common shares is intended to be treated as a decrease in either current or long term liabilities in the amount of the loan plus accrued interest, and an increase in Common Stock and Paid in Capital.

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

Date: February 25, 2009

INDEX TO ATTACHED EXHIBITS

Exhibit 31.1 - Certification Chief Executive Officer/Principal Financial Officer required by Rule 13a-14(a) or Rule 15d- 14(a), Friedman

Exhibit 32.1 -  Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section   906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, Friedman