Form 10-Q/A
period 2008-01-31
Fresh Harvest Products, Inc.
filed 2009-02-25
CIK 1331612

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

20

  Item 5. Other Information

20

  Item 6. Exhibits

20

Signature

21

Exhibits

attached

PART I

Item 1.    FINANCIAL INFORMATION - FINANCIAL STATEMENTS AS OF 01/31/2008

FRESH HARVEST PRODUCTS, INC. Balance Sheet (a development stage company)
	January 31, 2008	October 31, 2007
	(unaudited)	(Audited)

ASSETS
Current Assets
Cash in Bank	$ 873	$ 8,383
Accounts Receivable, net	36,928	25,869
Inventory	231,934	307,902
Total Current Assets	269,735	342,154

Fixed Assets, net	42,808	35,592

TOTAL ASSETS	$ 312,543	$ 377,746

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 61,294	$ 52,255
Accrued Expenses Payable	315,028	235,603
Payroll and Related Taxes Payable	137,355	118,001
Loans Payable, current portion	567,500	567,500
Loans Payable to Related Parties	742,232	705,028
Total Current Liabilities	1,823,409	1,678,387
Long-Term Liabilities
Loans Payable	243,000	243,000
Total Liabilities	2,066,409	1,921,387

Stockholders' Deficit
Common Stock, Authorized 200,000,000 Shares,
Issued and Outstanding: 20,408,238 Shares,
Par Value $0.0001	2,040	1,785
Paid in Capital	1,040,342	785,214
Accumulated Deficit	(2,796,248)	(2,330,640)
Total Stockholders' Deficit	(1,753,866)	(1,543,641)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 312,543	$ 377,746

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC. Statements of Operations (a development stage company) (unaudited)
	Quarter Ended January 31, 2008	Quarter Ended January 31, 2007	Since Inception [Nov 26, 2003] Through January 31, 2008

Revenue	$ 68,190	$ 46,506	$ 541,762
Returns	-	(21,504)	(21,504)
Total Revenue	68,190	25,002	520,258

Cost of Goods Sold	59,361	34,352	439,418

Gross Profit	8,829	(9,350)	80,840

Operating Expenses
Depreciation & Amortization	2,870	1,522	11,742
Merger Costs	-	-	400,000
General & Administrative	471,567	207,251	2,465,346

Total Expenses	474,437	208,773	2,877,088

Loss before Taxes	(465,608)	(218,123)	(2,796,248)

Provision for Income Taxes	-	-	-

Net Loss	$ (465,608)	$ (218,123)	$ (2,796,248)

Basic and Diluted Loss per Share	$ (0.02)	$ (0.01)	$ (0.14)

Weighted Average Number of Shares	19,658,744	17,854,406	20,408,238

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC. Statement of Stockholders’ Deficit (a development stage company) For the period from October 31, 2005 to January 31, 2008 (unaudited)
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

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Cash Flows

(a development stage company)

(unaudited)

	Quarter Ended January 31, 2008	Quarter Ended January 31, 2007	Since Inception [Nov 26, 2003] Through January 31, 2008
Cash flows provided by (used for) operating activities:
Net loss	$ (465,608)	$ (218,123)	$ (2,796,248)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation & Amortization	2,870	1,522	11,742
Stock issued for services	55,383	84,764	789,610
Stock issued for product rights		-	50,000
Merger costs	-	-	400,000

Changes in assets and liabilities:
Increase in accrued expenses payable	79,425	20,796	315,028
Increase in accounts payable	9,039	3,715	61,294
Increase in payroll and related taxes payable	19,353	20,876	137,355
(Increase)/Decrease in accounts receivable	(11,059)	74,826	(36,928)
Increase in Prepaid Expenses	0	(1,295)	0
(Increase) in inventory	75,968	(77,139)	(231,934)
Increase in inventory financing payable	0	61,216	0

Net cash provided by (used for) operating activities	(34,628)	(28,842)	(1,300,080)

Cash flows provided by (used for) investing activities:
Organization Costs	0	0	0
Purchase of fixed assets	(10,086)	(2,658)	(54,550)
Cash provided by (used for) investing activities	(10,086)	(2,658)	(54,550)

Cash flows provided by (used for) financing activities:
Loan Repayments	0	(10,000)	(72,000)
Proceeds from issuance of loans payable from Related Parties	37,204	0	804,232
Proceeds from issuance of loans payable	0	126,000	420,500
Stock Issued for Conversion of Debt	0	0	60,000
Sale of common stock	0	0	123,969
Redemption of Capital Stock (SoySlim)	0	(50,000)	(50,000)
Capital Contributions	0	0	68,803

Cash provided by (used for) financing activities	37,204	66,000	1,355,503

Net Change in Cash	(7,510)	34,500	873
Beginning Cash	8,383	921	0
Ending Cash	$ 873	$ 35,421	$ 873

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

None.

Item 6.   Exhibits.

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002, Friedman

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002, Friedman

99.1 Order to Show Cause with Temporary Restraints, February 20, 2008 *

99.2 Order to Show Cause with Temporary Restraints, March 19, 2008 *

*Previously filed.

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

Date: February 25, 2009