Form 10-Q/A
period 2008-07-31
Fresh Harvest Products, Inc.
filed 2009-02-25
CIK 1331612

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

FRESH HARVEST PRODUCTS, INC.

FORM 10-Q

PART I

Item 1.    FINANCIAL INFORMATION - FINANCIAL STATEMENTS AS OF 07/31/2008

FRESH HARVEST PRODUCTS, INC.

Balance Sheet

(a development stage company)

	July 31, 2007	October 31, 2007
	(unaudited)	(Audited)

ASSETS
Current Assets
Cash in Bank	$ 19,867	$ 8,383
Accounts Receivable, net	125,476	25,869
Prepaid Expense(s)	-
Inventory	325,582	307,902
Total Current Assets	470,925	342,154

Fixed Assets, net	33,744	35,592

TOTAL ASSETS	$ 504,669	$ 377,746

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 87,786	$ 52,255
Accrued Expenses Payable	143,251	235,603
Payroll and Related Taxes Payable	114,907	118,001
Loans Payable, current portion	532,500	567,500
Loans Payable to Related Parties	534,811	705,028
Total Current Liabilities	1,413,255	1,678,387
Long-Term Liabilities
Loans Payable	278,000	243,000
Total Liabilities	1,691,255	1,921,387

Stockholders' Deficit
Common Stock, Authorized 200,000,000 Shares,
Issued and Outstanding: 17,845,400 Shares,
Par Value $0.0001	1,785	1,785
Paid in Capital	785,214	785,214
Accumulated Deficit	(1,973,585)	(2,330,640)
Total Stockholders' Deficit	(1,186,586)	(1,543,641)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 504,669	$ 377,746

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statements of Operations

(a development stage company)

(unaudited)

	Three Months Ended July 31, 2008	Three Months Ended July 31, 2007	Nine Months Ended July 31, 2008	Nine Months Ended July 31, 2007	Since Inception [Nov 26, 2003] Through July 31, 2008

Revenue	$ 57,363	$ 128,411	$ 193,191	$ 217,359	$ 666,763
Returns	-	-	-	-	(21,504)
Total Revenue	57,363	128,411	193,191	217,359	645,259

COGS	33,241	94,623	147,291	176,557	527,348

Gross Profit	24,122	33,788	45,900	40,802	117,911

Expenses
Depreciation & Amortization	2,870	1,822	8,610	4,866	17,482
Merger Costs	-	-	-	-	400,000
General & Administrative	429,436	371,074	1,135,367	735,646	3,129,146

Total Expenses	432,306	372,896	1,143,977	740,512	3,546,628

Income (Loss) before Taxes	(408,184)	(339,108)	(1,098,077)	(699,710)	(3,428,717)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$ (408,184)	$ (339,108)	$ (1,098,077)	$ (699,710)	$ (3,428,717)

Basic and Diluted Earning (Loss) per Share	a	(0.02)	(0.02)	(0.04)	(0.07)

Weighted Average Number of Shares	43,115,300	16,860,229	33,157,785	16,166,471	43,115,300

a = Less than $0.01

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Stockholders’ Deficit

(a development stage company)

For the period from October 31, 2006 to July 31, 2008

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

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Cash Flows

(a development stage company)

(unaudited)

	Three Months Ended July 31, 2008	Three Months Ended July 31, 2007	Nine Months Ended July 31, 2008	Nine Months Ended July 31, 2007	Since Inception [Nov 26, 2003] Through July 31, 2008

Cash flows provided by (used for) operating activities:
Net loss	$ (408,184)	$ (339,107)	$ (1,098,077)	$ (699,709)	$ (3,428,717)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation & Amortization	2,870	1,821	8,610	4,863	$ 17,482
Stock issued for services	152,000	185,024	415,716	269,788	$ 949,943
Stock issued for product rights	-	-	-	-	$ 50,000
Merger costs	-	-		-	$ 400,000

Changes in assets and liabilities:
Increase /(Decrease) in accrued expenses payable	106,628	46,683	185,588	83,492	$ 421,190
Increase in accounts payable	33,467	6,595	53,370	24,471	$ 105,625
Increase in payroll and related taxes payable	89,799	10,956	136,882	38,809	$ 254,883
(Increase) / Decrease in accounts receivable	(15,392)	(55,800)	(32,085)	(9,719)	$ (57,954)
(Increase) / Decrease in Prepaid Expenses	-	845	-	(845)	$ -
(Increase) / Decrease in inventory	12,778	(139,124)	178,073	(177,881)	$ (129,829)
Increase / (Decrease) in inventory financing payable	-	-	-	-	$ -

Net cash provided by (used for) operating activities	(26,034)	(282,107)	(151,923)	(466,731)	(1,417,377)

Cash flows provided by (used for) investing activities:
Organization Costs	-	-	-	-	$ -
Purchase of fixed assets	-	(6,000)	(12,252)	(8,658)	-
Cash provided by (used for) investing activities	-	(6,000)	(12,252)	(8,658)	-

Cash flows provided by (used for) financing activities:
Loan repayments	-	-	(720,000)	(10,000)	$ (792,000)
Proceeds from advances from Related Parties	24,700	213,535	107,882	307,990	$ 874,910
Proceeds from issuance of loans payable	0	15,000	20,000	185,500	$ 440,500
Stock Issued for conversion of Debt	0	60,000	750,925	60,000	$ 810,937
Sale of common stock	-	-	-	-	$ 123,969
Redemption of Capital Stock (SoySlim)	-	-	-	(50,000)	$ (50,000)
Capital Contributions	-	-	-	-	$ 68,803

Cash provided by (used for) financing activities	24,700	288,535	158,807	493,490	1,477,119

Net Change in Cash	(1,334)	428	(5,368)	18,101	59,742

Beginning Cash	4,349	19,439	8,383	921	-

Ending Cash	$ 3,015	$ 19,867	$ 3,015	$ 19,022	$ 59,742

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