Form 10-Q
period 2009-01-31
Fresh Harvest Products, Inc.
filed 2009-03-17
CIK 1331612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,237,125 shares of common stock issued and outstanding as of March 16, 2009.

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

FRESH HARVEST PRODUCTS, INC.

FORM 10-Q

PART I

Item 1.    FINANCIAL INFORMATION - FINANCIAL STATEMENTS AS OF 01/31/2009

FRESH HARVEST PRODUCTS, INC.

Balance Sheet

(a development stage company)

	January 31, 2009	October 31, 2008
	(Un-Audited)	(Audited)
ASSETS
Current Assets
Cash in Bank	$ 6,068	$ 3,406
Accounts Receivable, net	3,208	44,170
Prepaid Expense(s)	-	-
Inventory	130,735	122,936
Total Current Assets	140,011	170,512

Fixed Assets, net	28,696	36,366

TOTAL ASSETS	$ 168,707	$ 206,878

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 105,425	$ 105,625
Accrued Expenses Payable	463,221	432,530
Payroll and Related Taxes Payable	446,513	356,693
Loans Payable, current portion	394,500	423,500
Loans Payable to Related Parties	606,101	586,999
Total Current Liabilities	2,015,760	1,905,347
Long-Term Liabilities
Loans Payable	-	-
Total Liabilities	2,015,760	1,905,347

Stockholders' Deficit
Common Stock, Authorized 200,000,000 Shares,
Issued and Outstanding: 44,237,125 Shares,
Par Value $0.0001	4,424	4,399
Paid in Capital	1,926,948	1,921,973
Contributed Capital	68,768	68,768
Accumulated Deficit	(3,693,609)	(2,330,640)
Retained Earnings/Loss	(153,584)	(1,362,969)
Total Stockholders' Deficit	(1,847,053)	(1,698,469)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 168,707	$ 206,878

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statements of Operations

(a development stage company)

(unaudited)

	Three Months Ended January 31, 2009	Three Months Ended January 31, 2008	Since Inception [Nov 26, 2003] Through January 31, 2009

Revenue	$ 40,637	$ 68,190	$ 763,848
Returns	-	-	(21,504)
Total Revenue	40,637	68,190	742,344

COGS	31,547	59,361	595,596

Gross Profit	9,090	8,829	146,748

Expenses
Depreciation & Amortization	2,870	2,870	23,222
Merger Costs	-	-	400,000
General & Administrative	159,804	471,567	3,570,719

Total Expenses	162,674	474,437	3,993,941

Income (Loss) before Taxes	(153,584)	(465,608)	(3,847,193)

Provision for Income Taxes	-	-	-

Net Income (Loss)	$ (153,584)	$ (465,608)	$ (3,847,193)

Basic and Diluted Earnings (Loss) per Share	a	$ (0.02)	$ (0.07)

Weighted Average Number of Shares	44,237,125	19,658,744	44,237,125

a = Less than $0.01

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Stockholders’ Deficit

(a development stage company)

For the period from November 1, 2008 to January 31, 2009

(unaudited)

	Common	Stock	Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at October 31, 2006	16,166,840	$ 1,617	$ 505,594	$ (1,273,875)	$ (766,664)

Balance at October 31, 2007	17,854,406	1,785	785,214	(2,330,640)	(1,543,641)

Balance at October 31, 2008	26,132,719	2,614	1,205,527	(3,693,609)	(1,698,469)

Shares Issued November 2008	250,000	25	4,975		5,000

Net Loss for Quarter Ended January 31, 2009				(153,584)	(153,584)

Balance at January 31, 2009	44,237,125	$ 4,424	$1,990,741	$(3,847,193)	$(1,847,053)

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Cash Flows

(a development stage company)

(unaudited)

For the Period Ending from November 23, 2006 (inception) to January 31, 2009

	Quarter Ended January 31, 2009	Quarter Ended January 31, 2008	Since Inception [Nov 26, 2003] Through January 31, 2009
Cash flows provided by (used for) operating activities:
Net loss	$ (153,584)	$ (465,608)	$ (3,847,193)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation & Amortization	2,870	2,870	23,470
Stock issued for services	5,000	255,383	996,443
Stock issued for product rights	-	0	50,000
Merger costs			400,000

Changes in assets and liabilities:
Increase /(Decrease) in accrued expenses payable	31,450	79,425	463,980
Increase in accounts payable	(200)	9,039	105,425
Increase in payroll and related taxes payable	92,750	19,353	449,443
(Increase) / Decrease in accounts receivable	40,962	(11,059)	(3,208)
(Increase) / Decrease in Prepaid Expenses	-		-
(Increase) / Decrease in inventory	(7,799)	75,968	(130,735)
Increase / (Decrease) in inventory financing payable	-	-	-
Net cash provided by (used for) operating activities	11,449	(34,629)	(1,492,375)

Cash flows provided by (used for) investing activities:
Organization Costs	-	-	(250)
Purchase of fixed assets	4,800	(10,086)	(51,916)
Cash provided by (used for) investing activities	4,800	(10,086)	(52,166)

Cash flows provided by (used for) financing activities:
Loan repayments	(35,280)	0	(827,280)
Proceeds from advances from Related Parties	11,692	37,204	848,690
Proceeds from issuance of loans payable	10,000	0	575,500
Stock Issued for conversion of Debt	-	0	810,925
Sale of common stock	-		123,969
Redemption of Capital Stock (SoySlim)	-	-	(50,000)
Capital Contributions	-	-	(68,802)

Cash provided by (used for) financing activities	(13,588)	37,204	1,413,002

Net Change in Cash	2,661	(7,510)	3,406
Beginning Cash	3,407	8,383
Ending Cash	$ 6,068	$ 873	$ 3,406

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

FHP’s primary efforts have been devoted to developing its line of organic food products and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  As of January 31, 2009, the Company had approximately $6,068 in cash.  Management believes that cash on hand as of January 31, 2009 is not sufficient to fund operations through January 31, 2010.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

Advertising

Advertising is expensed when incurred. Advertising for the quarter ended January 31, 2009 was $1,350 compared to $4,049.99 for the quarter ended January 31, 2008.

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

On November 7, 2008 Arthur Friedman transferred the convertible advances to Marcia Roberts.

NOTE 4.   LOANS PAYABLE

Loans payable consist of the following:

January 31, 2009
Convertible loans bearing interest at a rate of 10% and due at various dates between November 2006 and April 2007. The notes are convertible into common shares at any time between the date of issue of the notes and their due dates at a conversion rate of $0.50 per share for a total of 200,000 shares. The Company is currently negotiating extensions of these loans.	$90,000
Convertible loan bearing interest at a rate of 12% and due September 2008. The loan is convertible into common shares at any time at a conversion rate of $2.00 per share for a total of 50,000 shares.	100,000
Convertible loan bearing interest at a rate of 10% and due November 30, 2008. The loan is convertible into common shares at any time at a conversion rate of $0.85 per share, for a total of 58,823 shares.	50,000
Convertible loan bearing interest at a rate of 10% and due December 23, 2008. The loan is convertible into common shares at any time at a conversion rate of $0.95 per share, for a total of 18,948 shares.	18,000
Convertible note bearing interest at a rate of 10% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	15,000
Convertible note bearing interest at a rate of 12% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	30,000
Convertible notes bearing interest at a rate of 10% and due April 2009. The note is convertible into common shares at any time at the option of the lender or the Company at $0.45 per share or a 35% discount of the market price of the Company’s common shares.	35,000
Convertible notes bearing interest at a rate of 10% and due June 2009. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 25% discount of the market price of the Company’s common shares.	15,000
Non-Convertible Short Term Loan bearing an interest rate of 12% due January 2009. Loan is currently extended for 60 days.	31,500
Non-Convertible Short Term Loan bearing an interest rate of 12% due February 2009. Loan is currently extended for 60 days.	10,000
Total:	$394,500

The conversion of debt to equity through the issuance of common shares is intended to be treated as a decrease in either current or long term liabilities in the amount of the loan plus accrued interest, and an increase in Common Stock and Paid in Capital..

NOTE 5.   STOCKHOLDERS’ EQUITY

Common Stock –all Common Stock has a par value of $0.0001.

In November 2008 the Company issued 250,000 shares of its par value common stock for services rendered to the Company.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $5,000.

In June 2008 the Company issued 550,000 shares of its par value common stock for services rendered to the Company.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $22,000.

In May 2008 the Company issued 3,800,000 shares of its par value common stock for investors in the Company.  300,000 of these shares were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933 and 3,500,000 of these shares were issued under a registration statement on Form S-8. The total value of these 3,800,000 shares, as determined by by the Company, was $152,000

In February 2008 the Company issued 18,963,887 shares of its par value common stock for creditors that converted their loans to equity in the Company.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $759,258.

In November 2007 the Company issued 2,553,832 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $255,128.

In January 2007 the Company issued 1,142,601 shares of its par value common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $168,204.

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

Accounts Receivable

Accounts Receivable is $3,208 and represents current amounts collectable.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

We are a development stage company and have generated only nominal revenues from our organic food business operations since inception on November 26, 2003 through January 31, 2009 ($742,344), and accumulated net losses of $3,847,193 since inception. For the quarter ending January 31, 2009, we had net losses of $153,584. We only began having revenues from operations during the quarter ending July 31, 2006. To date, we have been dependent upon equity and debt financing. Since our inception through January 31, 2009, we have been funded through capital contributions of $68,803 from Michael Jordan Friedman, our President and Chief Executive Officer; from the sale of common stock between November 2005 through January 31, 2009 for gross proceeds of $123,969 to 11 investors; from convertible loans totaling $388,000 from 15 individuals; and one private loan of $7,500. $95,000 of those convertible loans were issued during the quarter ended July 31, 2007. In addition, since inception, Arthur Friedman, the father of the Company’s President and CEO, has made advances to Fresh Harvest totaling $823,601, a portion of which ($250,000) was converted into 5,000,000 shares of common stock in February 14, 2008.  Illuminate, Inc., a principal shareholder, has made advances of $13,000 to Fresh Harvest. Such advances do not have written terms and are not convertible and neither is the previously mentioned $7,500 private loan.  In the quarter which ended April 30, 2008, $432,000 due to Illuminati, Inc., pursuant to a 2005 merger agreement, was converted into 13,060,190 common shares of the Company’s common stock   During the quarter ending April 30, 2008, three convertible Note Holders converted debt into 903,697 shares of common stock.

We were formed in New Jersey as a blank check company on April 21, 2005, under the name Serino 1, Corp. with no operations, assets or purpose other than the purpose of seeking a privately held operating company as an acquisition or merger candidate. On December 16, 2005, we acquired Fresh Harvest Products, Inc., a New York corporation, a development stage company in the organic food business, and absorbed its operations into our business. As a result of the acquisition, we were no longer a blank check company, and the controlling shareholders of the acquired company became the controlling shareholders of our company. The acquisition was considered a reverse acquisition for accounting and financial reporting purposes. The unaudited consolidated financial statements that are a part of this quarterly report include the accounts of our company since the acquisition (December 16, 2005) and the historical accounts of Fresh Harvest Products, Inc. the New York corporation since the date of its inception, November 26, 2003. All significant intercompany balances and transfers have been eliminated in consolidation.

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

To date, our primary efforts have been devoted to developing our line of organic food products and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future.  As of January 31, 2009, the Company had current assets of $140,011 that includes cash ($6,068), net accounts receivable of $3,208 and inventory of $130,735.  Management believes that the liquid cash and other liquid assets on hand as of January 31, 2009 are not sufficient to fund operations for the next 12 months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing as well as seeking to enter into factoring arrangements using our receivables to finance our operations. In addition, we will attempt to raise funds through the sale of equity. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. Our financial statements indicate that we incurred net losses for the period from inception of November 26, 2003 to January 31, 2009 of $3,847,193.

In the audited financial statements contained in our Annual Report on Form 10KSB for the year ended October 31, 2008, our auditors had included in their report that we are an early stage company and our ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. We believe that nothing has happened in our business operation since then that would change our auditor’s opinion about this.

During the next 12 months, we have no material commitments for capital including but not limited to the purchase or sale of a plant or significant equipment. In addition, we do not expect to incur research and development costs within the next 12 months or have any significant changes in the number of our employees.

Plan of Operation for the Next Twelve Months

Since we have been unable to raise sufficient capital over the past three years, our plan of operation for the twelve months following the date of this quarterly report is to continue to develop and expand our business operations to have sustainable cash flow. This plan remains virtually the same since January 31, 2009 because to date we have not had sufficient capital to implement it. We will continue to be delayed in initiating our business plan if and until we have at least an additional approximate $1,000,000 of capital. If we are not successful in raising this capital, we will have to reassess our plan or our chances of being profitable. The plan of operation over the next 12 months may include, but not exclusively, activities such as:

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

We estimate that our cash and other current assets as of January 31, 2009, of approximately $140,011 will only be sufficient to meet our short term needs for approximately four months.  If we are unable to raise the required financing, we will be delayed in commencing our business plan.  Currently, because we are considered a new business with limited credit history with vendors, suppliers, manufacturers, packagers and food producers, we must pay for our purchases “up front” and are not granted credit terms. This will continue until we have established a satisfactory credit history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. Our inability to obtain credit from such providers has a significant impact upon our liquidity and our ability to utilize funds for other purposes. Similarly, if and when we hire salesmen and /or additional personnel, including management and sales personnel, the cost related to such hirings will have a significant impact on our liquidity and deployment of funds.

Results of Operations for Three Months Ending January 31, 2009 and January 31, 2008.

Financial Information from Comparative Quarters

We first began to have revenues during the quarter ending July 31, 2006. Prior to that we did not have revenues and only had losses., We can provide no assurance that we will ever be profitable in our operations.

For the three months ended January 31, 2009, we recorded revenues of $40,637 versus revenues of $68,190 in the same period of 2008.  The decrease in revenues is attributed to the Company decreasing its direct store delivery sales.

Gross profit, defined as revenues less cost of goods sold, was $9,090 for the three months ended January 31, 2009, compared to $8,829 for the three months ended January 31, 2008.  This nominal  increase in gross profits although revenues decreased  is attributed to the fact that there was a decrease in expenses such as legal, sales and marketing expenses.

Cost of goods sold was $31,547 for the three months ended January 31, 2009 compared to $59,361 for the three months ended January 31, 2008.  The difference can be attributed to the decrease in products sold.

We incurred operating expenses in the amount of $162,674 for the three months ended January 31, 2009, and $474,437 for the three months ended January 31, 2008.    The decrease in operating expenses is a result of a significant decrease in legal expenses, as well as decreases in sales and marketing expenses.

Our net loss decreased from $465,408 for three months ended January 31, 2008 to $153,584 for the three months ended January 31, 2009. The decrease was primarily a result of a decrease in expenses.

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

At January 31, 2009, we had current assets of $140,011 including cash in the amount of $6,068, inventory of $130,735 and accounts receivable of $3,208.  We had net fixed assets of $28,696.

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

Such factors include, among others, the following: general economic and business conditions; our ability to implement our business and acquisition strategy; the ability to effectively integrate our acquisitions; competition; availability of key personnel; changes in, or the failure to comply with government regulations; and other risks detailed from time-to-time in the Company’s reports filed with the Securities and Exchange Commission, including the report on Form 10-K, and any amendments thereto, for the fiscal year ended October 31, 2008. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither the Company nor any person assumes responsibility for the accuracy and completeness of these statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being January 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out by our principal executive officer/our principal financial officer, Michael Jordan Friedman. Based upon the results of that evaluation, principal our executive officer/principal financial officer has concluded that, as of the end of the period covered by this quarterly report, our company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company and our subsidiary is recorded, processed and reported in a timely manner.

There were no changes to our company’s internal controls or in other factors that could materially affect these controls during the most recent quarter ended January 31, 2009, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In November 2008, the Company issued 250,000 shares of its par value common stock to one company for marketing consulting services.  The Company valued these shares at $5,000.  These shares were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending January 31, 2009 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Date: March 17, 2009