Form 10-Q
period 2009-04-30
Fresh Harvest Products, Inc.
filed 2009-06-18
CIK 1331612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009

or

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

(917) 652-8030(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,695,471 shares of common stock issued and outstanding as of June 3, 2009.

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

FRESH HARVEST PRODUCTS, INC.

FORM 10-Q

PART I

Item 1.    FINANCIAL INFORMATION - FINANCIAL STATEMENTS AS OF 04/30/2009

FRESH HARVEST PRODUCTS, INC.

Balance Sheet

(a development stage company)

	April 30, 2009	October 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash in Bank	$ 235	$ 3,406
Accounts Receivable, net	4,528	44,170
Prepaid Expense(s)	-	-
Inventory	121,052	122,936
Total Current Assets	125,815	170,512

Fixed Assets, net	26,376	36,366

TOTAL ASSETS	$ 152,191	$ 206,878

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 105,425	$ 105,625
Accrued Expenses Payable	501,733	432,530
Payroll and Related Taxes Payable	513,982	356,693
Loans Payable, current portion	356,210	423,500
Loans Payable to Related Parties	610,139	586,999
Total Current Liabilities	2,087,489	1,905,347
Long-Term Liabilities
Loans Payable	-	-
Total Liabilities	2,087,489	1,905,347

Stockholders' Deficit
Common Stock, Authorized 200,000,000 Shares,
Issued and Outstanding: 64,695,471 Shares,
Par Value $0.0001	6,470	4,399
Paid in Capital	2,149,385	1,921,973
Contributed Capital	68,768	68,768
Accumulated Deficit	(3,693,609)	(2,330,640)
Retained Earnings/Loss	(466,313)	(1,362,969)
Total Stockholders' Deficit	(1,935,299)	(1,698,469)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 152,191	$ 206,878

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statements of Operations

(a development stage company)

For the Period Ending from November 26, 2006 (inception) to April 30, 2009

	Three Months Ended April 30, 2009 (Unaudited)	Three Months Ended April 30, 2008 (Unaudited)	Six Months Ended April 30, 2009 (Unaudited)	Six Months Ended April 30, 2008 (Unaudited)	Since Inception [Nov 26, 2003] Through April 30, 2009 (Unaudited)

Revenue	$7,522	$67,638	$48,159	$135,828	$771,370
Returns	-	-	-	-	(21,504)
Total Revenue	7,522	67,638	48,159	135,828	749,866

COGS	3,766	54,689	35,314	114,050	599,362

Gross Profit	3,756	12,949	12,845	21,778	150,504

Expenses
Depreciation & Amortization	2,320	2,870	5,190	5,740	25,542
Merger Costs	-	-	-	-	400,000
General & Administrative	314,165	234,364	473,968	705,931	3,884,884

Total Expenses	316,485	237,234	479,157	711,671	4,310,426

Income (Loss) before Taxes	(312,729)	(224,285)	(466,313)	(689,893)	(4,159,922)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$(312,729)	$(224,285)	$(466,313)	$(689,893)	$(4,159,922)

Basic and Diluted Earnings (Loss) per Share	$(0.01)	$(0.01)	$(0.07)	$(0.04)

Weighted Average Number of Shares	49,765,219	36,778,010	46,947,072	28,124,315

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Stockholders’ Deficit

(a development stage company)

For the period from February 1, 2009 to April 30, 2009

	Common	Stock	Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at October 31, 2006 (audited)	16,166,840	$1,617	$505,594	$(1,273,875)	$(766,664)

Balance at October 31, 2007 (audited)	17,854,406	1,785	785,214	(2,330,640)	(1,543,641)

Balance at October 31, 2008 (audited)	26,132,719	2,614	1,205,527	(3,693,609)	(1,698,469)

Shares Issued November 2008	250,000	25	4,975		5,000

Shares Issued March 2009	4,800,000	480	47,520		48,000

Shares Issued April 2009	15,658,346	1,566	155,017		156,583

Net Loss for Six Month Ended April 30, 2009				(466,313)	(466,313)

Balance at April 30, 2009 (unaudited)	64,695,471	$6,470	$2,198,253	$(4,159,922)	$(256,689)

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statement of Cash Flows

(a development stage company)

For the Period Ending from November 26, 2006 (inception) to April 30, 2009

	Three Months Ended April 30, 2009 (unaudited)	Three Months Ended April 30, 2008 (unaudited)	Six Months Ended April 30, 2009 (unaudited)	Six Months Ended April 30, 2008 (unaudited)	Since Inception [Nov 26, 2003] Through April 30, 2009 (unaudited)

Cash flows provided by (used for) operating activities:
Net loss	$(312,729)	$(224,285)	$(466,313)	$(689,893)	$(4,159,922)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation & Amortization	2,320	2,870	9,989	5,740	25,790
Stock issued for services	174,284	8,333	179,284	263,716	1,170,727
Stock issued for product rights		0	-	0	50,000
Stock issued for conversion of debt	46,200	750,925	46,200	750,925	46,200
Merger costs	4,000		4,000		404,000
Changes in assets and liabilities:
Increase /(Decrease) in accrued expenses payable	40,777	(466)	46,947	78,960	504,757
Increase in accounts payable		10,864	(200)	19,903	105,425
Increase in payroll and related taxes payable	60,499	27,729	153,290	47,082	509,942
(Increase) / Decrease in accounts receivable	(1,320)	(5,634)	39,601	(16,693)	(4,528)
(Increase) / Decrease in Prepaid Expenses	-		-		-
(Increase) / Decrease in inventory	9,683	89,327	1,884	165,295	(121,052)
Increase / (Decrease) in inventory financing payable	-	-	-	-	-
Net cash provided by (used for) operating activities	23,714	659,663	14,682	625,035	(1,468,661)

Cash flows provided by (used for) investing activities:
Organization Costs	-	-	-	-	(250)
Purchase of fixed assets	-	(2,166)		(12,252)	(51,916)
Cash provided by (used for) investing activities	0	(2,166)	0	(12,252)	(52,166)

Cash flows provided by (used for) financing activities:
Loan repayments	(33,700)	(720,000)	(33,610)	(720,000)	(860,980)
Proceeds from advances from Related Parties	4,154	45,978	15,756	83,182	852,844
Proceeds from issuance of loans payable	-	20,000	-	20,000	575,500
Stock Issued for conversion of Debt		0		0	810,925
Sale of common stock	-		-		123,969
Redemption of Capital Stock (SoySlim)	-	-	-	-	(50,000)
Capital Contributions	-	-	-	-	(68,802)
Cash provided by (used for) financing activities	(29,546)	(654,022)	(17,854)	(616,818)	1,383,456

Net Change in Cash	(5,832)	3,476	(3,172)	(4,034)	235

Beginning Cash	6,068	873	3,407	8,383

Ending Cash	$235	4,349	$235	$4,349	$235

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Notes to Financial Statements

For the Six Months Ended April 30, 2009

(Unaudited)

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

FHP’s primary efforts have been devoted to developing its line of organic food products and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  As of April 30, 2009, the Company had approximately $235 in cash.  Management believes that cash on hand as of April 30, 2009 is not sufficient to fund operations through April 30, 2010.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

For the Six Months Ended April 30, 2009

(Unaudited)

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

FRESH HARVEST PRODUCTS, INC.

Notes to Financial Statements

For the Six Months Ended April 30, 2009

(Unaudited)

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

Advertising

Advertising is expensed when incurred. Advertising for the quarter ended April 30, 2009 was $200 compared to $7,399.99 for the quarter ended April 30, 2008.

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

FRESH HARVEST PRODUCTS, INC.

Notes to Financial Statements

For the Six Months Ended April 30, 2009

(Unaudited)

NOTE 3.  ADVANCES FROM RELATED PARTIES

This amount represents net advances made by related parties to the Company.  On February 11, 2008 the Company memorialized $692,028 of advances made from a related party, Arthur Friedman, through October 31, 2007 and gave such advances interest at 4% per annum and convertible at the Lenders discretion at $0.05 per share.  On February 14, 2008 $250,000 of these advances were converted into Restricted Common Shares.  The remaining $442,028 of advances are convertible into 8,840,560 Restricted Common Shares.  On November 7, 2008 Arthur Friedman transferred these convertible advances to Marcia Roberts.

NOTE 4.

LOANS PAYABLE

Loans payable consist of the following:

April 30, 2009
Convertible loans bearing interest at a rate of 10% and due at various dates between November 2006 and April 2007. The notes are convertible into common shares at any time between the date of issue of the notes and their due dates at a conversion rate of $0.50 per share for a total of 200,000 shares. The Company is currently negotiating extensions of these loans.	$90,000
Convertible loan bearing interest at a rate of 12% and due September 2008. The loan is convertible into common shares at any time at a conversion rate of $2.00 per share for a total of 50,000 shares.	64,300
Convertible loan bearing interest at a rate of 10% and due November 30, 2008. The loan is convertible into common shares at any time at a conversion rate of $0.85 per share, for a total of 58,823 shares.	50,000
Convertible loan bearing interest at a rate of 10% and due December 23, 2008. The loan is convertible into common shares at any time at a conversion rate of $0.95 per share, for a total of 18,948 shares.	18,000
Convertible note bearing interest at a rate of 10% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	15,000
Convertible note bearing interest at a rate of 12% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	30,000
Convertible notes bearing interest at a rate of 10% and due April 2009. The note is convertible into common shares at any time at the option of the lender or the Company at $0.45 per share or a 35% discount of the market price of the Company’s common shares.	35,000
Convertible notes bearing interest at a rate of 10% and due June 2009. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 25% discount of the market price of the Company’s common shares.	15,000
Non-Convertible Short Term Loan bearing an interest rate of 12% due January 2009. Loan is currently extended for 60 days.	31,500
Non-Convertible Short Term Loan bearing an interest rate of 12% due February 2009. Loan is currently extended for 60 days.	7,410
Total:	$356,210

The conversion of debt to equity through the issuance of common shares is intended to be treated as a decrease in either current or long term liabilities in the amount of the loan plus accrued interest, and an increase in Common Stock and Paid in Capital..

FRESH HARVEST PRODUCTS, INC.

Notes to Financial Statements

For the Six Months Ended April 30, 2009

(Unaudited)

NOTE 5.  STOCKHOLDERS’ EQUITY

Common Stock –all Common Stock has a par value of $0.0001.

In April 2009 the Company issued 15,658,346 shares of its par value common stock for services rendered to the Company.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $156,583.

In March 2009 the Company issued  4,800,000 shares of its par value common stock for services rendered to the Company.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $48,000.

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

FRESH HARVEST PRODUCTS, INC.

Notes to Financial Statements

For the Six Months Ended April 30, 2009

(Unaudited)

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

Accounts Receivable

Accounts Receivable is $4,528 and represents current amounts collectable.

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

FRESH HARVEST PRODUCTS, INC.

Notes to Financial Statements

For the Six Months Ended April 30, 2009

(Unaudited)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

We have generated revenues from our organic food business operations since inception on November 26, 2003 through April 30, 2009 of $749,886, and accumulated net losses of ($4,159,922). For the quarter ending April 30, 2009, we had net losses of $312,729. We began having revenues from operations during the quarter ending July 31, 2006. To date, we have been dependent upon equity and debt financing. Since our inception through April 30, 2009, we have been funded through capital contributions of $68,803 from Michael Jordan Friedman, our President and Chief Executive Officer; from the sale of common stock between November 2005 through April 30, 2009 for gross proceeds of $123,969 to 11 investors; from convertible loans totaling $388,000 from 15 individuals; and one private loan of $7,500. $95,000 of those convertible loans were issued during the quarter ended July 31, 2007. In addition, since inception, Arthur Friedman, the father of the Company’s President and CEO, has made advances to Fresh Harvest totaling $859,598, a portion of which ($250,000) was converted into 5,000,000 shares of common stock in February 14, 2008.  Illuminate, Inc., a principal shareholder, has made advances of $13,000 to Fresh Harvest. Such advances do not have written terms and are not convertible and neither is the previously mentioned $7,500 private loan.  In the quarter which ended April 30, 2008, $432,000 due to Illuminati, Inc., pursuant to a 2005 merger agreement, was converted into 13,060,190 common shares of the Company’s common stock   During the quarter ending April 30, 2008, three convertible Note Holders converted debt into 903,697 shares of common stock. During the quarter ended April 30, 2009, the Company did not raise any capital through equity, and did have several advances from Arthur Friedman, totaling $4,038.

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

After the acquisition, our business plan has been to market and distribute (both domestic and imported) a line of organic food products. We intend to focus on finding quality organic and artisan food products throughout the world.  We plan that our Fresh Harvest branded organic food products will be produced by artisan farms, co-ops and families who have historically grown organic products. We products that include: olive oils from Italy and Spain; coffee from South America, USA and Africa and Fresh Harvest Health Bars that have no sugar added, are cholesterol free, trans fat free, low in sodium and gluten free. Our goal is to bring healthy, great tasting organic food products at affordable prices to the mass markets.  All packaging has been previously designed and approved. We market and distribute a line of Fresh Harvest Health Bars and are now selling the product lines to select supermarkets chains in the eastern part of the United States. We have one trade name (Wings of Nature™). In addition to marketing and developing a line of organic food products, we also intend to expand by acquiring businesses in our field or related fields that we determine are compatible candidates.

To date, our primary efforts have been devoted to developing our line of organic food products and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future.  As of April 30, 2009, the Company had current assets of $125,815 that includes cash $235, net accounts receivable of $4,528 and inventory of $121,052.  Management believes that the liquid cash and other liquid assets on hand as of April 30, 2009 are not sufficient to fund operations for the next 12 months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing as well as seeking to enter into factoring arrangements using our receivables to finance our operations. In addition, we will attempt to raise funds through the sale of equity. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. Our financial statements indicate that we incurred net losses for the period from inception of November 26, 2003 to April 30, 2009 of ($4,159,922).

In the audited financial statements contained in our Annual Report on Form 10KSB for the year ended October 31, 2008, our auditors had included in their report that our ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. We believe that nothing has happened in our business operation since then that would change our auditor’s opinion about this.

During the next 12 months, we have no material commitments for capital including but not limited to the purchase or sale of a plant or significant equipment. In addition, we do not expect to incur research and development costs within the next 12 months or have any significant changes in the number of our employees.

Plan of Operation for the Next Twelve Months

Since we have been unable to raise sufficient capital over the past three years, our plan of operation for the twelve months following the date of this quarterly report is to continue to develop and expand our business operations to have sustainable cash flow. As recently as through the quarter ending January 31, 2009, this plan remained virtually the same for almost three years because to date we have not had sufficient capital to implement it. In light of the current economic conditions, we have downscaled the amount needed for our plan of operation over the next 12 months to $500,000. However, we will continue to be delayed in initiating our business plan if and until we have at least an additional approximate $500,000 of capital. If we are not successful in raising this capital, we will have to reassess our plan or our chances of being profitable. The plan of operation over the next 12 months may include, but not exclusively, activities such as:

·

Capitalization, including obtaining financing through equity and/or debt financing.  Currently, we do not have sufficient financial resources to implement or complete our business plan.  We anticipate that we will need a minimum of an additional approximate $500,000 to satisfy our cash requirements over the next 12 months. We cannot be assured that revenue from operations, if any, will be sufficient to fund our activities during the next 12 months. Accordingly, we will have to seek alternates sources of capital—including private placements, a future public offering, and/or loans from officers and/or third party lenders. We are not experienced in selling equity. We can offer no assurance that we will be able to raise additional funds if needed, on acceptable terms to us or otherwise. If we are unsuccessful in our attempts to raise sufficient capital, we may have to cease operations or postpone our plans to initiate or complete our business plan. In that case, you may lose your entire investment in our company.

Sales and Distribution through our customer base will consist principally of Natural Food Distributors, Mass-Market Retailers, Supermarkets, and Grocery Wholesalers.  Our products are sold through a Specialty Food Distributor Network of sales professionals, supported where necessary by third-party Food Brokers to minimize costs and maximize efficiencies.  Estimated cost: $250,000.

·

Commence and establish marketing, advertising and promotion programs to increase brand equity and awareness through the targeting of specific consumer groups through targeted retail outlets utilizing specialty food distributors.   Estimated cost:  $150,000.

·

Salaries, including for present employees and possible new hiring of additional management personnel and appropriate operating and sales staff. Estimated cost: $100,000.

These are only estimates and no assurance can be given regarding either statement as to timing or actual eventuality. If we can raise more than the minimum amounts indicated above, we anticipate spending increased amounts on establishing and expanding our distribution network, marketing, advertising and promotions.

We commenced operations and first had revenues from operations during our third quarter ended July 31, 2006. Because of our previous inability to obtain the necessary capital, it is now our plan that our business operations will generate sufficient revenues to sustain our operations and cash flow by October 31, 2009.  We have been purchasing a minimum number of products (coffee, health and coffee and salsa), and anticipates sales that will provide revenues for operations. The revenue generated from these sales will be used to make additional product purchases and minimally fund our operations.

We estimate that our cash and other current assets as of April 30, 2009, of approximately $125,815 will only be sufficient to meet our short term needs for approximately four months.  If we are unable to raise the required financing, we will be delayed in commencing our business plan.  Currently, because we are considered by many of our vendors, suppliers, manufacturers, packagers and food producers to be an unproven business with limited credit history, we must pay for our purchases “up front” and are not granted credit terms. This will continue until we have established a satisfactory credit history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. Our inability to obtain credit from such providers has a significant impact upon our liquidity and our ability to utilize funds for other purposes. Similarly, if and when we hire salesmen and /or additional personnel, including management and sales personnel, the cost related to such hirings will have a significant impact on our liquidity and deployment of funds.

Results of Operations for Three Months Ending April 30, 2009 and April 30, 2008.

Financial Information from Comparative Quarters

We first began to have revenues during the quarter ending July 31, 2006. Prior to that we did not have revenues and only had losses. We can provide no assurance that we will ever be profitable in our operations.

For the three months ended April 30, 2009, we recorded revenues of $7,522 versus revenues of $67,638 in the same period of 2008.  The decrease in revenues is attributed to the Company’s distributors and retailers inventory destocking efforts and challenging macro-economic conditions.

Gross profit, defined as revenues less cost of goods sold, was $3,756 for the three months ended April 30, 2009, compared to $12,949 for the three months ended April 30, 2008.  This decrease in gross profits is attributed to the above mentioned fact that the Company’s distributors and retailers de-stocking efforts, as well as the challenging macro-economic conditions,  Also, the timing of advertising, marketing and promotional discounts, such as coupons, may cause fluctuations in gross margin percentage from period to period.

Cost of goods sold was $3,766 for the three months ended April 30, 2009 compared to $54,689 for the three months ended April 30, 2008.  The difference can be attributed to the decrease in products sold.

We incurred operating expenses in the amount of $316,485 for the three months ended April 30, 2009, and $237,234 for the three months ended April 30, 2008. The increase in operating expenses is a result of decreased revenues and restructuring actions taken during the quarter, as well as previous restructuring actions, including a decrease in direct sales expenses, but an increase in certain non-cash impairment charges.  The Company’s restructuring including the decrease in sales persons, but an increase in outside consultants, which were paid in the form of common stock of the Company.  Such payments did not have an impact on the cash operating expenses, but did have an impact on the overall net loss for the quarter..

Our net loss increased from $224,285 for three months ended April 30, 2008 to $312,729 for the three months ended April 30, 2009. The increase was primarily a result of restructuring actions and the non-cash impairment charges.

Results of Operations for Six Months Ending April 30, 2009 and April 30, 2008.

Financial Information from Comparative Quarters

For the six months ended April 30, 2009, we recorded revenues of $48,159 versus revenues of $135,828 in the same period of 2008.  The decrease in revenues is attributed to the Company’s distributors and retailers inventory destocking efforts and challenging macro-economic conditions.

Gross profit, defined as revenues less cost of goods sold, was $12,845 for the six months ended April 30, 2009, compared to $21,778 for the six months ended April 30, 2008.  This decrease in gross profits is attributed to the above mentioned fact that the Company’s distributors and retailers de-stocking efforts, as well as the challenging macro-economic conditions,  Also, the timing of advertising, marketing and promotional discounts, such as coupons, may cause fluctuations in gross margin percentage from period to period.

Cost of goods sold was $35,314 for the six months ended April 30, 2009 compared to $114,050 for the three months ended April 30, 2008.  The difference can be attributed to the decrease in products sold.

We incurred operating expenses in the amount of $479,157 for the six months ended April 30, 2009, and $711,671 for the six months ended April 30, 2008.  The decrease in operating expenses over the six months ended April 30, 2009 can be attributed to the decrease in revenues, and a significant decrease in non-cash restructuring charges from the conversion of certain notes payable to common stock of the Company.

Our net loss decreased from $689,893 for six months ended April 30, 2008 to $466,313 for the three months ended April 30, 2009. The decrease was primarily a result of a significant decrease in non-cash restructuring charges from the conversion of certain notes payable to common stock of the Company.

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

At April 30, 2009, we had current assets of $125,815 including cash in the amount of $235, inventory of $121,052 and accounts receivable of $4,528.  We had net fixed assets of $26,376.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The accounting principles we use require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented.  We believe in the quality and reasonableness of our critical accounting policies; however, it is likely that materially different amounts would be reported under different conditions or using assumptions different from those that we have consistently applied. The accounting policies that have been identified as critical to our business operations and understanding the results of our operations pertain to revenue recognition and sales incentives, valuation of accounts and charge backs receivable, inventories and plant and equipment.

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

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being April 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out by our principal executive officer/our principal financial officer, Michael Jordan Friedman. Based upon the results of that evaluation, principal our executive officer/principal financial officer has concluded that, as of the end of the period covered by this quarterly report, our company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company and our subsidiary is recorded, processed and reported in a timely manner.

There were no changes to our company’s internal controls or in other factors that could materially affect these controls during the most recent quarter ended April 30, 2009, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

None.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending April 30, 2009 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Date: June 17, 2009