Form 10-Q
period 2009-07-31
Fresh Harvest Products, Inc.
filed 2009-09-21
CIK 1331612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,137,182  shares of common stock issued and outstanding as of September 2, 2009.

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

FRESH HARVEST PRODUCTS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL INFORMATION - FINANCIAL STATEMENTS AS OF 07/31/2009

FRESH HARVEST PRODUCTS, INC.

Balance Sheets

(a development stage company)

	July 31, 2009	October 31, 2008
	(Un-Audited)	(Audited)
ASSETS
Current Assets
Cash in Bank	$ 41	$ 3,406
Accounts Receivable, net	5,069	44,170
Prepaid Expense(s)	-	-
Inventory	117,369	122,936
Total Current Assets	122,479	170,512

Fixed Assets, net	38,464	36,366

TOTAL ASSETS	$ 160,943	$ 206,878

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 101,914	$ 105,625
Accrued Expenses Payable	535,285	432,530
Payroll and Related Taxes Payable	513,982	356,693
Loans Payable, current portion	351,806	423,500
Loans Payable to Related Parties	602,884	586,999
Total Current Liabilities	2,105,871	1,905,347
Long-Term Liabilities
Loans Payable	-	-
Total Liabilities	2,105,871	1,905,347

Stockholders' Deficit
Common Stock, Authorized 200,000,000 Shares,
Issued and Outstanding: 82,137,182 Shares,
Par Value $0.0001	8,214	4,399
Paid in Capital	2,243,334	1,921,973
Contributed Capital	68,768	68,768
Accumulated Deficit	(3,693,609)	(2,330,640)
Retained Earnings/Loss	(571,636)	(1,362,969)
Total Stockholders' Deficit	(1,944,928)	(1,698,469)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$ 160,943	$ 206,878

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

Statements of Operations

(a development stage company) (unaudited)

For the Period Ending from November 26, 2006 (inception) to July 31, 2009

	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008	Nine Months Ended July 31, 2009	Nine Months Ended July 31, 2008	Since Inception [Nov 26, 2003] Through July 31, 2009

Revenue	$ 19,108	$ 57,363	$ 67,267	$ 193,191	$ 790,478
Returns	-	-	-	-	(21,504)
Total Revenue	19,108	57,363	67,267	193,191	768,974

COGS	13,555	33,241	48,848	147,291	612,917

Gross Profit	5,554	24,122	18,419	45,900	156,058

Expenses
Depreciation & Amortization	2,853	2,870	8042	8,610	28,395
Merger Costs	-	-	-	-	400,000
General & Administrative	129,224	429,436	582,013	1,135,367	3,992,908

Total Expenses	132,077	432,306	590,055	1,143,977	4,421,304

Income (Loss) before Taxes	(126,523)	(408,184)	(571,636)	(1,098,077)	(4,265,245)

Provision for Income Taxes	-	-	-	-	-

Net Income (Loss)	$(126,523)	$(408,184)	$(571,636)	$(1,098,077)	$(4,265,245)

Basic and Diluted Earnings (Loss) per Share	A	(0.01)	A	(0.04)	(0.07)

Weighted Average Number of Shares	72,941,656	36,778,010	55,470,172	28,124,315	55,470,172

A = Less than $0.01

The accompanying notes are an integral part of these financial statements.

FRESH HARVEST PRODUCTS, INC.

Statement of Stockholders’ Deficit

(a development stage company)

For the period from February 1, 2009 to July 31, 2009(unaudited)

	Common	Stock	Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at October 31, 2006	16,166,840	1,617	505,594	(1,273,875)	(766,664)

Balance at October 31, 2007	17,854,406	1,785	785,214	(2,330,640)	(1,543,641)

Balance at October 31, 2008	26,132,719	2,614	1,205,527	(3,693,609)	(1,698,469)

Shares Issued November 2008	250,000	25	4,975	-	5,000

Net Loss Three Month Ended January 31, 2009	-	-	-	(153,584)	(153,584)

Shares Issued March 2009	4,800,000	480	47,520	-	48,000

Shares Issued April 2009	15,658,346	1,566	155,017	-	156,583

Net Loss for Six Month Ended April 30, 2009	-	-	-	(466,313)	(466,313)

Shares Issued May 2009	6,845,161	685	53,217	-	53,902

Shares Issued June 2009	12,791,710	1,279	105,357	-	127,917

Shares Issued July 2009	2,554,839	255	2,299	-	25,548

Net Loss for Nine Months Ended July 31, 2009	-	-	-	(571,636)	(571,636)

Balance at July 31, 2009	82,137,182	8,214	2,312,102	(4,265,245)	(1,944,929)

The accompanying notes are an integral part of these financial statements.

FRESH HARVEST PRODUCTS, INC.

Statement of Cash Flows

(a development stage company)

(unaudited)

For the Period Ending from November 26, 2006 (inception) to July 31, 2009

	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008	Nine Months Ended July 31, 2009	Nine Months Ended July 31, 2008	Since Inception [Nov 26, 2003] Through July 31, 2009
Cash flows provided by (used for) operating activities:
Net loss	$(126,523)	$(408,184)	$(571,636)	$(1,098,077)	$(4,265,245)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation & Amortization	2,853	2,870	8,042	8,610	28,643
Stock issued for services	60,271	152,000	202,502	415,716	1,213,987
Stock issued for acquisition of assets	41,086	-	51,075	-	36,889
Stock issued for product rights	-	-	-	-	50,000
Stock issued for conversion of debt	54,600	750,925	65,100	750,925	57,600
Merger costs	4000	-	4,000	-	404,000
Changes in assets and liabilities:
Increase/(Decrease) in accrued expenses payable	35,642	104,528	106,679	183,488	549,708
Increase in accounts payable	$(3,512)	$33,467	(3,712)	53,370	101,913
Increase in payroll and related taxes payable		$$91,899	153,249	138,982	509,942
(Increase)/Decrease in accounts receivable	$552	$(15,392)	39,090	(32,085)	(5,080)
(Increase)/Decrease in Prepaid Expenses	-	-	-	-	-
(Increase)/Decrease in inventory	(3,682)	12,778	(5,566)	178,073	(124,734)
Increase/(Decrease) in inventory financing payable	-	-	-	-	-
Net cash provided by (used for) operating activities	64,183	(26,034)	48,823	599,002	(1,442,377)

Cash flows provided by (used for) investing activities:
Organization Costs	-	-	-	-	(250)
Purchase of fixed assets	14,940	-	(14,940)	(12,252)	(66,856)
Cash provided by (used for) investing activities	14,940	-	(14,940	(12,252)	(67,106)

Cash flows provided by (used for) financing activities:
Loan repayments	(57,048)	-	(62,214)	(720,000)	(884,328)
Proceeds from advances from Related Parties	-	24,700	18,433	107,882	852,844
Proceeds from issuance of loans payable	7,599	-	6,521	20,000	583,099
Stock Issued for conversion of Debt	-	-	-	-	810,925
Sale of common stock	-	-	-	-	123,969
Redemption of Capital Stock (SoySlim)	-	-	-	-	(50,000)
Capital Contributions	-	-	-	-	(68,802)
Cash provided by (used for) financing activities	(49,449)	24,700	(37,260)	(592,118)	1,367,707

Net Change in Cash	(205)	(1,334)	(3,377)	(5,368)	(141,775)
Beginning Cash	246	4,349	3,418	8,383	-
Ending Cash	$ 41	$ 3,015	$ 41	$ 3,015	$ 41

The accompanying notes are an integral part of these statements

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

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

FHP’s primary efforts have been devoted to developing its line of organic food products and raising capital. The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  As of July 31, 2009, the Company had approximately $41 in cash.  Management believes that cash on hand as of July 31, 2009 is not sufficient to fund operations through July 31, 2010.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

Advertising

Advertising is expensed when incurred. Advertising for the quarter ended July 31, 2009 was $0 compared to $2,758 for the quarter ended July 31, 2008.

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

On November 7, 2008 Arthur Friedman transferred the convertible advances to Marcia Roberts.

NOTE 4.  LOANS PAYABLE

Loans payable consist of the following:

July 31, 2009
Convertible loans bearing interest at a rate of 10% and due at various dates between November 2006 and April 2007. The notes are convertible into common shares at any time between the date of issue of the notes and their due dates at a conversion rate of $0.50 per share for a total of 200,000 shares. The Company is currently negotiating extensions of these loans.	$90,000
Convertible loan bearing interest at a rate of 12% and due September 2008. The loan is convertible into common shares at any time at a conversion rate of $2.00 per share for a total of 50,000 shares.	64,300
Convertible loan bearing interest at a rate of 10% and due November 30, 2008. The loan is convertible into common shares at any time at a conversion rate of $0.85 per share, for a total of 58,823 shares.	50,000
Convertible loan bearing interest at a rate of 10% and due December 23, 2008. The loan is convertible into common shares at any time at a conversion rate of $0.95 per share, for a total of 18,948 shares.	18,000
Convertible note bearing interest at a rate of 10% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	15,000
Convertible note bearing interest at a rate of 12% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	30,000
Convertible notes bearing interest at a rate of 10% and due April 2009. The note is convertible into common shares at any time at the option of the lender or the Company at $0.45 per share or a 35% discount of the market price of the Company’s common shares.	35,000
Convertible notes bearing interest at a rate of 10% and due June 2009. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 25% discount of the market price of the Company’s common shares.	15,000
Non-Convertible Short Term Loan bearing an interest rate of 12% due January 2009. Loan is currently extended for 60 days.	26,796
Non-Convertible Short Term Loan bearing an interest rate of 12% due February 2009. Loan is currently extended for 60 days.	3,710
Non-Convertible Short Term Loan bearing an interest rate of 5% due June 2010.	4,000
Total:	$351,806

The conversion of debt to equity through the issuance of common shares is intended to be treated as a decrease in either current or long term liabilities in the amount of the loan plus accrued interest, and an increase in Common Stock and Paid in Capital..

NOTE 5.  STOCKHOLDERS’ EQUITY

Common Stock –all Common Stock has a par value of $0.0001.

In July 2009 the Company issued 2,554,839 shares of its par value common stock for services rendered to the Company.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $25,548.

In June 2009 the Company issued 12,791,710 shares of its par value common stock for services rendered to the Company.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $127,917.

In May 2009 the Company issued 6,845,161 shares of its par value common stock for services rendered to the Company.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $53,902.

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

Accounts Receivable

Accounts Receivable is $5,069 and represents current amounts collectable.

NOTE 9.  OPERATING LEASES AND OTHER COMMITMENTS:

The Company has no lease obligations.

NOTE  10.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards and their effect on the Company.

SFAS 14

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

We are a development stage company and have generated only nominal revenues from our organic food business operations since inception on November 26, 2003 through July 31, 2009 $768,974, and accumulated net losses of ($4,265,245) since inception. For the quarter ending July 31, 2009, we had net losses of $126,523. We only began having revenues from operations during the quarter ending July 31, 2006. To date, we have been dependent upon equity and debt financing. Since our inception through July 31, 2009, we have been funded through capital contributions of $68,803 from Michael Jordan Friedman, our President and Chief Executive Officer; from the sale of common stock between November 2005 through July 31, 2009 for gross proceeds of $123,969 to 11 investors; from convertible loans totaling $356,210 from 15 individuals; and one private loan of $7,500. In addition, since inception, Arthur Friedman, the father of the Company’s President and CEO, has made advances to Fresh Harvest totaling $859,598, a portion of which ($250,000) was converted into 5,000,000 shares of common stock in February 14, 2008.  Illuminate, Inc., a principal shareholder, has made advances of $13,000 to Fresh Harvest.  In the quarter which ended April 30, 2008, $432,000 due to Illuminati, Inc., pursuant to a 2005 merger agreement, was converted into 13,060,190 common shares of the Company’s common stock.  During the quarter ending April 30, 2008, three convertible Note Holders converted debt into 903,697 shares of common stock.

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

After the acquisition, our business plan has been to market and distribute (both domestic and imported) a line of organic food products. We focus on finding quality organic and natural food and beverage products throughout the world.   Our products include: coffee from South America, USA and Africa and Fresh Harvest Health Bars that have no refined sugar added, are cholesterol free, trans fat free, low in sodium and gluten free. Our goal is to bring healthy, great tasting organic food and beverage products at affordable prices to the mass markets.   We market and distribute a line of Fresh Harvest Health Bars and are now selling the product lines to select retailers and markets in the United States.

To date, our primary efforts have been devoted to developing, marketing, and selling our line of organic food products and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future.  As of July 31, 2009, the Company had current assets of $122,479 that includes cash $41, net accounts receivable of $5,069 and inventory of $117,369.  Management believes that the liquid cash and other liquid assets on hand as of July 31, 2009 are not sufficient to fund operations for the next 12 months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing as well as seeking to enter into factoring arrangements using our receivables to finance our operations. In addition, we will attempt to raise funds through the sale of equity. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. Our financial statements indicate that we incurred net losses for the period from inception of November 26, 2003 to July 31, 2009 of ($4,265,245).

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

Recent Events in the Third Quarter

On June 18, 2009 we entered an asset purchase agreement (“Purchase Agreement”) with and purchased the assets of Organic Chef, LLC of Brooklyn, NY (“Organic Chef”).  In connection with this acquisition, on the same date, the Company entered into: (1) a Brokerage Agreement and (2) a Consulting Agreement. with an entity (Haichel Esther) controlled by the principal of Organic Chef (Barry Moskowitz); Organic Chef was a distributor of organic food and beverages including its own line of TeAloe™ organic beverages as well as some of the Company’s own Wings of Nature™ Esther is a company located in Brooklyn, NY in the food and beverage business.

Our consideration for the acquisition and the brokerage and consulting agreements was our common stock only. The consultant can also earn sales commissions and, if a minimum capital infusion is received, a weekly consulting fee.

See our Current Report on Form 8-K filed on June 24, 2009.

Plan of Operation for the Next Twelve Months

Since we have been unable to raise sufficient capital over the past three years, our plan of operation for the twelve months following the date of this quarterly report is to continue to develop and expand our business operations to have sustainable cash flow. This plan remains virtually the same since July 31, 2009 because to date we have not had sufficient capital to implement it. We will continue to be delayed in initiating our business plan if and until we have at least an additional approximate $500,000 of capital. If we are not successful in raising this capital, we will have to reassess our plan or our chances of being profitable. The plan of operation over the next 12 months may include, but not exclusively, activities such as:

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

Sales and Distribution through our customer base will consist principally of Natural Food Distributors, Mass-Market Retailers, and Supermarkets.  Our products are sold through a Specialty Food Distributor

Network of sales professionals, supported where necessary by third-party Food Brokers to minimize costs and maximize efficiencies.  Estimated cost: $250,000.

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

We commenced operations and first had revenues from operations during our third quarter ended July 31, 2006. It is our plan that our business operations will generate sufficient revenues to sustain our operations and cash flow by October 31, 2010.  We have been purchasing a minimum number of products (coffee, health and coffee and salsa), and anticipates sales that will provide revenues for operations. The revenue generated from these sales will be used to make additional product purchases and minimally fund our operations.

We estimate that our cash and other current assets as of July 31, 2009, of approximately $122,479 will only be sufficient to meet our short term needs for approximately four months.  If we are unable to raise the required financing, we will be delayed in commencing our business plan.  Currently, because we are considered a new business with limited credit history with vendors, suppliers, manufacturers, packagers and food producers, we must pay for our purchases “up front” and are not granted credit terms. This will continue until we have established a satisfactory credit history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. Our inability to obtain credit from such providers has a significant impact upon our liquidity and our ability to utilize funds for other purposes. Similarly, if and when we hire salesmen and /or additional personnel, including management and sales personnel, the cost related to such hirings will have a significant impact on our liquidity and deployment of funds.

Results of Operations for Three Months Ending July 31, 2009 and July 31, 2008.

Financial Information from Comparative Quarters

We first began to have revenues during the quarter ending July 31, 2006. Prior to that we did not have revenues and only had losses. We can provide no assurance that we will ever be profitable in our operations.

For the three months ended July 31, 2009, we recorded revenues of $19,108 versus revenues of $57,363 in the same period of 2008.  The decrease in revenues is attributed to the Company decreasing its direct store delivery sales and a decrease in orders from its distributors, which we believe is due to economic factors.

Gross profit, defined as revenues less cost of goods sold, was $5,554 for the three months ended July 31, 2009, compared to $24,122 for the three months ended July 31, 2008.  This decrease in gross profits is attributed to the fact that there was a decrease in revenue.

Cost of goods sold was $13,555 for the three months ended July 31, 2009 compared to $33,241 for the three months ended July 31, 2008.  The difference can be attributed to the decrease in products sold.

We incurred operating expenses in the amount of $129,224 for the three months ended July 31, 2009, and $429,436 for the three months ended July 31, 2008. The decrease in operating expenses is a direct result of decreasing operating and selling costs.

Our net loss decreased from $408,184 for three months ended July 31, 2008 to $126,523 for the three months ended July 31, 2009. The decrease was primarily a result of a decrease in operating expenses.

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

At July 31, 2009, we had current assets of $122,479 including cash in the amount of $41, inventory of $117,369 and accounts receivable of $5,069.  We had net fixed assets of $38,464.

Results of Operations for Nine Months Ending July 31, 2009 and July 31, 2008.

Financial Information from Comparative Quarters

For the Nine months ended July 31, 2009, we recorded revenues of $67,267 versus revenues of $193,191 in the same period of 2008.  The decrease in revenues is attributed to the Company decreasing its direct store delivery sales, a decrease in orders from its distributors, and which we believe is due to economic factors.

Gross profit, defined as revenues less cost of goods sold, was $18,419for the nine months ended July 31, 2009, compared to $45,900 for the six months ended July 31, 2008.  This decrease in gross profits is attributed to the fact that there was a decrease in revenues.

Cost of goods sold was $48,848 for the nine months ended July 31, 2009 compared to $147,291 for the three months ended July 31, 2008.  The difference can be attributed to the decrease in products sold.

We incurred operating expenses in the amount of $582,013 for the nine months ended July 31, 2009, and $1,135,367 for the nine months ended July 31, 2008.    The decrease in operating expenses is a result of decreases in operating costs and selling expenses.

Our net loss decreased from $1,098,077 for nine months ended July 31, 2008 to $571,636 for the nine months ended July 31, 2009. The decrease was primarily a result of a decrease in expenses.

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

At July 31, 2009, we had current assets of $122,479 including cash in the amount of $41, inventory of $117,369 and accounts receivable of $5,069.  We had net fixed assets of $38,464.

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

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being July 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out by our principal executive officer/our principal financial officer, Michael Jordan Friedman. Based upon the results of that evaluation, principal our executive officer/principal financial officer has concluded that, as of the end of the period covered by this quarterly report, our company’s disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company and our subsidiary is recorded, processed and reported in a timely manner.

There were no changes to our company’s internal controls or in other factors that could materially affect these controls during the most recent quarter ended April 30, 2009, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

In the quarter ending July 31, 2009, as consideration for our acquisition of the principal assets of Organic Chef, LLC, we issued 2,509,209 shares; in addition, we issued to the seller an additional 400,000 upon the execution of the letter preceding the acquisition agreement.

Finally, in connection with the acquisition, we entered consulting and brokerage agreements with an affiliate of Organic Chef, LLC pursuant to which we issued that affiliate 2,575,000 shares.

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

None.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the quarter ending July 31, 2009 covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

Date: September 21, 2009