Form 10-K
period 2009-10-31
Fresh Harvest Products, Inc.
filed 2010-02-16
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  October 31, 2009

or

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-51390

FRESH HARVEST PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

New Jersey	33-1130446
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

280 Madison Ave Suite 1005

New York, New York 10016

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 917.652.8030

None

Former Name, Address and Fiscal Year, if Changed Since Last Report

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [   ] Yes [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act . [X] Yes [ ] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (April 30, 2009):  $3,976,944.42.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: as of February 16, 2010, there were 135,782,396 shares of Common Stock, $0.0001 par value per share issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:   None

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10K contains forward-looking statements, which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Among such risks, trends and other uncertainties, which in some instances are beyond its control, may be the Company’s ability to generate cash flows and maintain liquidity sufficient to service its debt, and comply with or obtain amendments or waivers of the financial covenants contained in its credit facilities, if necessary. Other risks and uncertainties include the impact of continuing adverse economic conditions, potential changes in the organic food industry, energy costs, interest rates and the availability of credit due to instability in the credit markets, labor costs, legislative and regulatory rulings and other results of operations or financial conditions, increased capital and other costs, competition and other risks detailed from time to time in the Company’s publicly filed documents.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

Fresh Harvest Products, Inc. (“We”, or “the Company”) is a Corporation formed in the State of New Jersey.  We are a developer of proprietary brands and are marketer of organic and natural food and beverage products. We have set out on a course to make our “Wings of Nature™” brand, a national brand of organic and natural foods that will attract consumers because of high quality and affordable pricing.  We believe that our management team is intimately knowledgeable about the functions of a marketer in the food and beverage industry.  We intend to merge and/or acquire marketers and/or manufacturers of organic and natural products that we will sell and possibly become a fully integrated manufacturer servicing consumers through distributors and retail food outlets. These acquisitions will enable us to control the quality, consistency and cost of the organic products we sell.

The timing is important because we believe that the consumers that we have targeted are actively looking for quality organic food and beverage offerings, and the stores in which they shop are responding to their demands by allocating shelf space for this rapidly expanding segment of the food market.  In August 2009, we formed Wings of Nature, LLC in the State of New York and it is a wholly-owned subsidiary of the Company.

We sell our products to consumers at, what we believe are, reasonable prices through local, regional and national supermarkets, retailers, distributors, brokers, wholesalers and an online web-store.

Our strategy is to focus on finding and developing and selling the best organic and natural food and beverage products in the world.  Part of this strategy is to have the “Wings of Nature™” name branded on all of our products, as well acquiring other natural and organic food brands.

Currently, our revenues are generated mainly from distributors and retailers.  Some of our distributors and retailers include: the largest natural and organic food distributor in the US, and the largest natural and organic retailer in the US.

THE MARKET IN ORGANIC AND NATURAL FOODS

We believe that the market for natural and organic foods is growing fast, and has begun to enter into mainstream retailing.  Organic food is sold in the majority of supermarkets, and we believe that the market is ready to identify with a brand dedicated to quality, reasonably priced, great tasting organic packaged foods for both children and adults.

OVERVIEW OF THE ORGANIC AND NATURAL MARKET

US sales of both food and non-food organic products reached $24.6 billion by the end of 2008, a significant 17.1% increase over 2007 sales despite tough economic times, according to the Organic Trade Association (OTA), which released final results from its 2009 Organic Industry Survey.   The study, which measured the sales of US sales of organic foods and beverages as well as non-food categories such as organic fibers, personal-care products and pet foods, found that sales of organic products continue to post resilient, strong growth during 2008, even as consumers shop carefully and seek the best deals.

Organic Food

Organic food, which comprises 93% of all organic products sold, saw sales grow 15.8% in 2008 (vs. 4.9% growth for total US food sales) to reach $22.9 billion. As a result, organic food sales now account for approximately 3.5% of all food product sales in the US, while the level of organic food penetration has nearly doubled in the past five years, OTA said.

Additional findings about organic food categories:

▪

The fruit and vegetable category accounts for the largest portion of organic food sales. This one category represents 37% of total organic food sales in 2008.

▪

The second largest categories are beverage and dairy, representing just more than 14% each.

▪

The strongest growth in 2008 is in the categories of breads and grains (35% over 2007) and beverages (40%).

▪

Organic food producers sell to consumers via a variety of channels. National natural and mass-market food chains are the leading channels (each accounts for about one third of sales).

▪

Regional natural food chains and independent health food stores are a smaller presence (about 10%).

Non-Food Organic

Posting even more dramatic growth than organic food, organic non-food sales grew by 39.4%, to $1.6 billion, the report said. At the same time as sales of non-food organic products are growing faster than organic food, the scope of non-food products is changing as new product categories and products are introduced to the US market.  The largest categories of organic non-food products are supplements, fibers (linen and clothing) and personal care products, OTA reported.

Organic Labeling & Materials Supply

Half of organic producers surveyed say they currently display the “USDA Organic” seal on their products, a proportion that rises to 83% for companies with organic sales of $5 million or more. Among companies that don’t currently display the seal, 20% have decided to do so in the next three years.  As a result, relatively large firms (with organic sales more than $5M) are more likely than smaller firms to say that use of the USDA seal on labels has helped them generate sales of organic products. However, only about half of the larger firms hold this opinion.

About the research: The Organic Trade Association’s 2009 Organic Industry Survey was conducted and produced on behalf of the Organic Trade Association by marketresearch.com in partnership with the Lieberman Research Group. In total, 229 companies completed online surveys between January and April 2009. The volume of 2007 and 2008 sales of organic products is computed using the 2006 sales data in OTA’s 2007 Manufacturer Study as a baseline. The estimates were compiled from primary sales data obtained from survey respondents, including manufacturers, distributors and retailers of organic products. Government data and financial reports from public companies also were used to develop the final estimates.  (Organic Industry 2009 survey)

Industry Statistics and Projected Growth

THE ORGANIC AND NATURAL FOODS CONSUMER

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

Competition

We operate in highly competitive product markets. Some of these markets are dominated by competitors with greater resources. In addition, we compete for limited retailer shelf space for our products. Larger competitors include mainstream food companies such as Dean Foods, General Mills, Inc., Nestle S.A., Kraft Foods Inc., Groupe Danone, Kellogg Company, Unilever PLC, Pepsico, Sara Lee Corporation and large cereal producers such as Nature’s Path and Kashi.  Retailers also market competitive products under their own private labels such as Whole Foods which markets only its own brands in its own stores.  Other well- known brands with which we compete are Newman’s Own, Eden Foods and Walnut Acres.  While many of these large manufacturers’ primary products are not organic, they do have organic offerings within their product portfolio.

The beverage industry is also highly competitive. Competitive factors in the beverage industry include product quality and taste, brand awareness among consumers, variety of specialty flavors, interesting or unique product names, product packaging and package design, supermarket and grocery store shelf space, alternative distribution channels, reputation, price, advertising and promotion. The beverage market, including both aseptic and refrigerated products, has shown sustained growth over the past several years.  The main competitor in the energy drinks market are Red Bull and Coca-Cola with other competitors in the beverage industry include Snapple, Nestle, and Lipton.  While many of these large manufacturers’ primary products are not organic, they do have organic offerings within their product portfolio.

Employees and Employment Agreements

Currently, the Company has 2 employees, of which are our executive officer (whose employment is governed by an employment agreement, which expires on November 1, 2010) and which is anticipated to be renewed; see the section entitled “Executive Compensation-Employees and Employment Agreements”, above) and a full time administrative assistant. Of these two individuals, both are employed on a full-time basis; we anticipate retaining additional sales and marketing (as employees or consultants) and clerical personnel within the next 12 months, if and when our financial resources permit.

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

The above statement notwithstanding, shareholders and prospective investors should be aware that an investment in our business is extremely high risk and investors should be aware that his or her entire investment in the Company may be lost. The many risks that exist with respect to the Company and its business include, but are not limited to: its limited assets, dependence upon its sole officer who has other unrelated business interests, lack of revenues and only losses since inception, industry risks, the need for additional capital; risks inherent in obtaining its products from sources outside the United States such as political and economic unrest and instability, the threat of military actions and terrorist activities; among other factors. The company management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item

ITEM 2. DESCRIPTION OF PROPERTIES

We maintain our current office at the office of our President at no charge to us; our mailing address is 280 Madison Ave Suite 1005 New York, NY 10016.  We do not have an office lease, nor do we pay or accrue rent for our current office location.  Our facilities are provided rent free by a related party who allows us to utilize a portion of his offices. We maintain a limited amount of office equipment.  The Company owns one vehicle (a Chevy Venture van) as of October 31, 2009.  The Company does not lease any vehicles.

ITEM 3. LEGAL PROCEEDINGS

In May 2008, the case Illuminati v. Fresh Harvest Products, Inc., Docket No. HUD-L-2869-07 was settled.

As of October 31, 2009, we are not a party to any material legal proceedings and, to the best of our knowledge, there is no material litigation pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended October 31, 2009.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON STOCK

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol “FRHV”. Prior to May 8, 2007, our shares were not publicly traded. The following table sets forth the range of high and low bid prices per share of the common stock for the four quarters ending October 31, 2008 and for the four quarters ending October 31, 2009.

	Price Range
	High ($)	Low ($)
Quarter ended 1/31/08	0.52	0.35
Quarter ended 4/30/08	0.55	0.17
Quarter ended 7/31/08	0.32	0.04
Quarter ended 10/31/08	0.30	0.02
Quarter ended 1/31/09	0.04	0.01.
Quarter ended 4/30/09	0.005	0.048
Quarter ended 7/31/09	0.019	0.007
Quarter ended 10/31/09	0.008	0.003

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions

On February 9, 2010, there were seven (7) broker-dealers making a market in our common stock. On February 9, 2010, the closing bid and asked prices of our common stock as traded on the OTC Bulletin Board $0.0221 and $0.0229 per share, respectively.

Holders

As of February 11, 2010 there were 133 qualified holders of record of the Company’s Common Stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

We have not paid any cash dividend to date and we may not be able to pay any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to the above mentioned limitations imposed under the New Jersey Business Law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operation, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Sales (Issuances) of Unregistered Equity Securities

During our fiscal 4th Quarter of 2009, the Company issued 0 (zero) restricted common shares.

Stock-based compensation

The Company accounts for common stock issued to employees, directors, and consultants in accordance with the provisions of Statement of Financial Standards (“SFAS”) No. 123R, Share Based Payments, which is a revision of SFAS No. 123. Under SFAS No. 123R, the compensation cost relating to share-based payment transactions will be recognized in the consolidated financial statements.  The cost associated with common stock issued to employees, directors and consultants will recognized on the date issued.  The cost will be measured based on the fair value of the equity instruments on the date issued. Awards granted to non-employee consultants will be subsequently re-measured to current fair value until performance is completed or a performance commitment exists.

Warrants and Options Outstanding

As of October 31, 2009 and 2008, the Company had no outstanding stock purchase warrants nor any options to purchase the common stock of the Company.

Rule 144 Shares

As of January 31, 2010, we had 134,282,396 shares of common stock outstanding, 51,068,216 of which were freely tradable, and 83,214,180 of which are restricted under Rule 144 of the Securities Act.  24,926,029 of the restricted shares are held by affiliates of the Company (See below). Of the remaining restricted shares,  28,377,451 are immediately eligible for resale to the public under Rule 144 of the Securities Act, and  29,910,700 shares will become eligible for public resale after a six month holding period.

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who is not deemed to have been an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned restricted securities within the meaning of Rule 144 for at least six months (including any period of consecutive ownership of preceding non-affiliated holders) would be entitled to sell those shares, subject only to the availability of current public information about us. A non-affiliated person who has beneficially owned restricted securities within the meaning of Rule 144 for at least one year would be entitled to sell those shares without regard to the provisions of Rule 144. In general, under Rule 144 as currently in effect, our affiliates or persons selling shares on behalf of our affiliates are entitled to sell within any three-month period beginning 90 days after the date of this prospectus, a number of shares that does not exceed the greater of 1% of the number of shares of common stock then outstanding, or the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a notice on Form 144 with respect to such sale

As of January 31, 2010, persons who are our affiliates (officers, directors and/or shareholders owning 10% or more of our outstanding common stock) hold 17,476,029 of the shares that will be eligible for Rule 144 sales. Although all of those shares have been held by these affiliates for more than six months, as affiliates they are subject to the volume limitations discussed above and would not become eligible to use Rule 144 as non-affiliates until at least three months after resigning as an officer and director, and then only if they retained less than ten percent of the aggregate amount of common shares then outstanding.

The public sale of shares under Rule 144 may have a negative effect on the trading price of our common stock.

Registration Rights

None.

Equity Compensation Plan Information

The Company accounts for common stock issued to employees, directors, and consultants in accordance with the provisions of Statement of Financial Standards (“SFAS”) No. 123R, Share Based Payments, which is a revision of SFAS No. 123. Under SFAS No. 123R, the compensation cost relating to share-based payment transactions will be recognized in the consolidated financial statements.  The cost associated with common stock issued to employees, directors and consultants will recognized on the date issued.  The cost will be measured based on the fair value of the equity instruments on the date issued. Awards granted to non-employee consultants will be subsequently re-measured to current fair value until performance is completed or a performance commitment exists.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;
•	contain projections of our future results of operations or of our financial condition; and
•	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Annual Report.

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Fresh Harvest” in this Annual Report collectively refers to Fresh Harvest Products, inc. and Subsidiaries.

Overview

We began realizing revenues from operations during the quarter ending July 31, 2006, and, as of November 1, 2007 we are no longer a development stage company.

We were formed in New Jersey as a blank check company on April 21, 2005 with no operations, assets or purpose other than the purpose of seeking a privately held operating company as an acquisition or merger candidate. On December 16, 2005, we acquired Fresh Harvest Products, Inc., a New York corporation, a development stage company in the organic food business, and absorbed its operations into our business. As a result of the acquisition, we were no longer a blank check company, and the controlling shareholders of the acquired company became the controlling shareholders of our company. The acquisition was considered a reverse acquisition for accounting and financial reporting purposes.

Since the acquisition, our business plan has been to develop proprietary products to sell, market and distribute.  Some of our products include: organic snack and coffee Bars that have no refined sugar, are cholesterol free, trans fat free, low in sodium and gluten free and organic coffee from South America and Africa.  Our goal is to bring healthy, great tasting organic food products at affordable prices to the mass markets.  We are now selling the product line to select supermarkets chains in the eastern part of the United States.

Our primary efforts have been devoted to selling our line of organic food and beverage products and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future.

As of October 31, 2009, the Company had current assets of $52,117 that includes zero cash, net accounts receivable of $8,759 and inventory of $43,358.  Management believes that the liquid cash and other liquid assets on hand as of October 31, 2009 are not sufficient to fund operations for the next 12 months.  Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our audited financial statements contained in this annual report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

As of and for the years ended October 31, 2009 and 2008, our auditors have expressed substantial doubt we will continue as a going concern.

Plan of Operation for the Next Twelve Months

Our plan of operation for the twelve months following the date of this annual report is to continue to develop and expand our business operations to have sustainable cash flow. To date we have not had sufficient capital to fully implement this plan. The plan of operation over the next 12 months may include, but not exclusively, activities such as: Capitalization including obtaining financing through equity and/or debt financing. Currently, we do not have sufficient financial resources to implement or complete our business plan.  We anticipate that we will need a minimum of an additional approximate $600,000 to satisfy our cash requirements over the next 12 months. We cannot be assured that revenue from operations, if any, will be sufficient to fund our activities during the next 12 months.

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

▪

Product Inventory for Sales and Distribution through our customer base will consist principally of Natural Food Distributors, Retailers and Supermarkets.  Our products are sold through a Specialty Food Distributor Network of sales professionals, supported where necessary by third-party Food Brokers to minimize costs and maximize efficiencies.  Estimated cost: $350,000.

▪

Commence marketing, advertising and promotion programs to increase brand equity and awareness through the targeting of specific consumer groups through targeted retail outlets utilizing specialty food distributors.   Estimated cost:  $150,000.

▪

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

We commenced operations and first realized revenues from operations during our third quarter of fiscal year 2006. It is our plan that our business operations will generate sufficient revenues to sustain our operations and cash flow by October 31, 2011.  We have been purchasing a minimum number of products (coffee, health and coffee and salsa), and anticipates sales that will provide revenues for operations. The revenue generated from these sales will be used to make additional product purchases and minimally fund our operations.

We estimate that our cash and other current assets as of October 31, 2009, of approximately $52,117 will only be sufficient to meet our short term needs for approximately four months.  If we are unable to raise the required financing, we will be delayed in commencing our business plan. Currently, because we are considered a new business with limited credit history with vendors, suppliers, manufacturers, packagers and food producers, we must pay for our purchases “up front” and are not granted credit terms. This will continue until we have established a satisfactory credit history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. Our inability to obtain credit from such providers has a significant impact upon our liquidity and our ability to utilize funds for other purposes. Similarly, if and when we hire salesmen and /or additional personnel, including management and sales personnel, the cost related to such hiring will have a significant impact on our liquidity and deployment of funds.

Results of Operations for the Fiscal Year Ending October 31, 2009 and October 31, 2008 Financial Information from Comparative Fiscal Year Periods

For the fiscal year ended October 31, 2009, we recorded revenues of $87,502 versus revenues of $249,639 in the same period of 2008. The decrease in revenues is attributed to lack of capital to support the purchasing of inventory.

Gross profit defined as revenues less cost of goods sold, was ($60,350) for the fiscal year ended October 31, 2009, compared to $65,647 for the fiscal year ended October 31, 2008. The difference is attributed to the fact that there was a decrease in revenues and products sold along with an inventory adjustment of $86,591 for obsolete inventory as of October 31, 2009.

We incurred operating expenses in the amount of $599,948 for the year ended October 31, 2009, and $1,367,893 for the year ended October 31, 2008.  This decrease in operating expenses is attributed to the Company’s decrease of sales, salaries and wages, marketing and administrative expenses.

Our net loss was $756,425 for the year ended October 31, 2009 which was a decrease from $1,362,969 for fiscal year ended October 31, 2008.  The decrease was primarily a result of a decrease in operating expenses and an inventory adjustment for obsolete inventory.

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

At October 31, 2009, we had current assets of $52,117 including zero cash, inventory of $43,358 and accounts receivable of $8,759.  We had net fixed assets with a net book value of $35,610.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Principal Commitments

As of October 31, 2009, we did not have any material commitments for capital expenditures.

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

A summary of accounting policies that have been applied to the historical financial statements can be found in note no. 2 to our consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Immediately following are our audited financial statements and notes for the fiscal year ended October 31, 2009.

EXPLANATORY NOTE

These consolidated financial statements as of and for the years ended October 31, 2009 and 2008 include an adjustment of an increase of $140,461 to the accumulated deficit and the related common stock and additional paid in capital accounts as of November 1, 2007 for the effect of the restatement for the issuance of the 14,046,109 shares of common stock issued in February 2006.

This restatement does not affect the reported net loss for the years ended October 31, 2009 and 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors and Shareholders

Fresh Harvest Products, Inc., and Subsidiaries

New York, New York

We have audited the accompanying consolidated balance sheets of Fresh Harvest Products, Inc., and Subsidiaries (“the Company”) as of October 31, 2009 and 2008, and the related consolidated statements of operations, deficiency in assets, and cash flows for years then ended These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated  financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and the results of its operations and its cash flows for the years ended October 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note no. 12 to the consolidated financial statements, the Company experienced a net loss of $756,425 and $1,362,969 for the years ended October 31, 2009 and 2008 along with an accumulated deficit of $4,590,197 as of October 31, 2009. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Conner & Associates, PC

Newtown, Pennsylvania

16 February 2010

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	October 31, 2009	October 31, 2008

Current assets
Cash	$-	$3,406
Accounts receivable, net	8,759	44,170
Inventory	43,358	122,936
Total current assets	52,117	170,512

Fixed assets
Equipment, net	35,610	36,366

Total assets	$87,727	$206,878

Current liabilities
Book overdraft	$83	$-
Accounts payable, trade	103,914	105,625
Accrued expenses	447,077	375,477
Loans payable, related parties	720,771	651,552
Loans payable, current portion	381,936	416,000
Accrued wages and related taxes payable	563,359	356,693
Total current liabilities	2,217,140	1,905,347
Total Liabilities	2,217,140	1,905,347

Commitments and Contingencies

Deficiency in assets
Common stock - $0.0001 par value, 200,000,000 shares,
authorized; 82,137,182 and 43,987,185 outstanding.	8,215	4,399
Additional paid in capital	2,452,570	2,130,904
Accumulated deficit	(4,590,197)	(3,833,772)
Total deficiency in assets	(2,129,413)	(1,698,469)

Total liabilities and deficiency in assets	$87,727	$206,878

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended October 31, 2009 and 2008

	For the	For the
	year ended	year ended
	October 31, 2009	October 31, 2008

Revenue	$87,502	$249,782
Returns	-	143
Revenue, net	87,502	249,639

Cost of goods sold	61,261	183,992
Inventory adjustment - obsolescence	86,591	-
Cost of goods sold, net	147,852	183,992

Gross (loss) profit	(60,350)	65,647

Operating expenses
Salaries and wages	201,000	388,400
Sales and marketing expenses	109,448	165,053
Legal and professional fees	94,473	264,891
General & administrative	195,027	549,549
Total operating expenses	599,948	1,367,893

Income (loss) from operations	(660,298)	(1,302,246)

Other income (expense)
Interest	(85,232)	(49,245)
Depreciation expense	(10,895)	(11,478)
Total other income (expenses)	(96,127)	(60,723)

Income (loss) before provision for income taxes	(756,425)	(1,362,969)

Provision for income taxes	-	-

Net (loss)income	$(756,425)	$(1,362,969)

Basic and Diluted Earnings (loss) per common share	$(0.01)	$(0.04)

Weighted average common shares outstanding (basic and diluted)	62,191,720	33,157,785

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Deficiency of Assets
For the years ended October 31, 2009 and 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, October 31, 2007, as reported (1)	17,854,406	$1,785	$785,214	$(2,330,640)	$(1,543,641)

Adjustment (2)	-	-	140,163	(140,163)	-

Balance, October 31, 2007, restated	17,854,406	1,785	925,377	(2,470,803)	(1,543,641)

Stock issued for conversion of debt	20,013,887	2,002	748,923	-	750,925
Issuance of common stock - services	6,118,832	612	456,604	-	457,216
Net loss	-	-	-	(1,362,969)	(1,362,969)

Balance, October 31, 2008	43,987,125	$4,399	$2,130,904	$(3,833,772)	$(1,698,469)

Stock issued for acquisition of assets	7,168,323	717	14,641		15,358
Stock issued for conversion of debt	3,048,387	305	30,484		30,789
Issuance of common stock - services	27,933,347	2,793	276,540	-	279,333
Net loss	-	-	-	(756,425)	(756,425)

Balance, October 31, 2009	82,137,182	$8,215	$2,452,570	$(4,590,197)	$(2,129,414)

See accompanying notes to financial statements

(1) - as reported in the Form 10-KSB/A as of and the year ended October 31, 2007, as filed with SEC on February 25, 2009
(2) - see explanatory note set forth in Note 2 to consolidated financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended October 31, 2009 and 2008

	For the year	For the year
	ended	ended
	October 31, 2009	October 31, 2008
Cash flows from operating activities
Net (loss) income	$(756,425)	$(1,362,969)
Adjustments to reconcile net loss to provided by
(used in) operating activities:
Stock issued for acquisition of assets	15,358	-
Stock issued for services	279,333	457,216
Stock issued for conversion of debt	30,789	750,925
Depreciation	10,895	11,478
(Increase) decrease in
Accounts receivable	35,400	(18,301)
Inventory	7,013	184,966
Increase (decrease) in
Book overdraft	83	-
Accounts payable	(1,712)	53,358
Accrued expenses payable	139,505	139,886
Payroll and related taxes payable	189,249	238,692
Cash flows (used in) provided by operating activities	(50,512)	455,251

Cash flows from investing activities
Purchase of fixed assets	-	(12,252)
Proceeds from sale of fixed assets	4,800	-
Cash flows (used in) provided by investing activities	4,800	(12,252)

Cash flows from financing activities
Loan repayments	(98,417)	(720,000)
Proceeds from advances from related parties	38,144	189,024
Proceeds from issuance of loans payable	51,575	83,000
Cash flows (used in) financing activities	(8,698)	(447,976)

Net (decrease) in cash	(54,409)	(4,977)

Cash and cash equivalents, beginning of year	3,406	8,383

Cash and cash equivalents, end of year	$-	$3,406

Supplemental disclosure of cash flow information:
Taxes paid	-	-
Interest paid	$-	$-

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009

NOTE 1.

GENERAL ORGANIZATION AND BUSINESS

Fresh Harvest Products, Inc. and Subsidiaries (“the Company”) is a New Jersey corporation that, as a result of a December 16, 2005 reverse merger, has entered into the proprietary development, sales and marketing organic and natural food and beverage products.  We are now the surviving corporation of this reverse merger operating under our name, Fresh Harvest Products, Inc. (the New Jersey corporation).

Effective November 01, 2007, the Company was no longer a development stage company.

We sell our products to consumers at reasonable prices through local, regional and national supermarkets, retailers, distributors, brokers, wholesalers and an online web-store.

Our strategy is to focus on finding and developing and selling the best organic and natural food and beverage products in the world.  Part of this strategy is to have the “Wings of Nature™” name branded on all of our products, as well acquiring other natural and organic food brands.

Wings of Nature, LLC, formed in August 2009, is a wholly owned subsidiary of the Company.

The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  As of October 31, 2009, the Company had approximately zero cash available for operations.  Management believes that cash on hand as of October 31, 2009 is not sufficient to fund operations through October 31, 2010.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has limited revenue and without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Our auditors have expressed substantial doubt that the Company will continue as a going concern as of October 31, 2009.

NOTE  2.

 SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The policies below have been identified as the critical accounting policies we use which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and amounts of income and expenses during the reporting periods presented. We believe in the quality and reasonableness of our critical accounting policies; however, it is possible that materially different amounts would be reported under different conditions or using assumptions different from those that we have consistently applied. Our critical accounting policies are as follows, including our methodology for estimates made and assumptions used:

Restatement – Explanatory Note

These consolidated financial statements as of and for the years ended October 31, 2009 and 2008 include an adjustment of an increase of $140,461 to the accumulated deficit and the related common stock and additional paid in capital accounts as of November 1, 2007 for the effect of the restatement for the issuance of the 14,046,109 shares of common stock issued in February 2006.

This restatement does not affect the reported net loss for the years ended October 31, 2009 and 2008.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009

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

Valuation of Accounts and Charge-backs Receivable

The Company performs ongoing credit evaluations on existing and new customers daily. When it is determined that an amount included in accounts receivable is uncollectable it is written off as uncollectable. Credit losses have been within our expectations. The Company believes there are no credit exposures at this time.   There can be no assurance that the Company would have the same experience with the accounts receivables during different economic conditions, or with changes in business conditions, such as consolidation within the food industry and/or a change in the way the Company markets and sells products.

Inventory

As of October 31, 2009, the inventory is valued at the lower of actual cost or market, utilizing the first-in, first-out method.  The Company provides write-downs for finished goods expected to become non-saleable due to age and specifically identify and provide for slow moving products and packaging.

The inventory activity as of and for the years ended October 31, 2009 and 2008 are as follows:

	2009	2008

Inventory - beginning of year	$122,936	$307,902
Purchases	68,274	(974)
Goods available for sale	191,210	306,928
Cost of goods sold	61,261	183,992
Inventory - end of year	129,949	122,936
Less: adjustment for obsolescence	(86,591)	-
Inventory - end of year, net	$43,358	$122,936

Property and Equipment

Property and equipment is carried at cost and depreciated or amortized on a straight-line basis over their estimated useful life. The Company believes the asset lives assigned to our property and equipment is within the ranges/guidelines generally used in food manufacturing and distribution businesses.  Depreciation is provided for on a straight-line basis over the useful life of the assets of five years. Ordinary repairs and maintenance are expensed as incurred.

Depreciation expense was $10,895 and $11,478 for the years ended October 31, 2009 and 2008, respectively.

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

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009

The Company has not issued any options or warrants or similar securities since inception.  Potentially dilutive common shares of approximately 6,503,495 related to convertible loans were not included in the calculation for any periods presented as they are anti-dilutive.

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

Advertising

Advertising is expensed when incurred. Advertising for the year ended October 31, 2009 was $150 compared to $9,042 for the year ended October 31, 2008.

General and Administrative Expenses

General and administrative expenses include costs associated with developing the Company’s line of products, such as designs, packaging and selling, as well as other administrative expenses such as telephone, legal fees, and travel.

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

Share-based compensation

The Company accounts for common stock issued to employees, directors, and consultants in accordance with the provisions of Statement of Financial Standards (“SFAS”) No. 123R, Share Based Payments, which is a revision of SFAS No. 123. Under SFAS No. 123R, the compensation cost relating to share-based payment transactions will be recognized in the consolidated financial statements.  The cost associated with common stock issued to employees, directors and consultants will recognized over the on the date issued.  The cost will be measured based on the fair value of the equity instruments on the date issued. Awards granted to non-employee consultants will be subsequently re-measured to current fair value until performance is completed or a performance commitment exists.

Fin 48 - Accounting for Uncertain Tax Positions

The Company and or its subsidiaries file income tax returns in the US Federal jurisdiction and various state, and local jurisdictions. The Company is no longer subject to US Federal income tax examination by tax authorities for the years prior to October 31, 2006.  With respect to state and local with limited exception, the Company and or its subsidiaries are no longer subject to income tax audits prior October 31, 2006.  In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain,  the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

Based on Management’s review of the Company’s tax position, the Company and or subsidiaries had no significant unrecognized tax liabilities as of October 31, 2009 and 2008.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009

NOTE 3.

ADVANCES FROM RELATED PARTIES

This amount represents net advances made by related parties to the Company.  On February 11, 2008 the Company memorialized $692,028 of advances made from a related party through October 31, 2007 and gave such advances interest at 4% per annum and convertible at the Lenders discretion at $0.05 per share.  On February 14, 2008 $250,000 of these advances were converted into Restricted Common Shares.  The remaining $442,028 of advances are convertible into 8,840,560 Restricted Common Shares.

As of October 31, 2009 and 2008, the outstanding balance on advances from related parties was $720,771 and $651,552, respectively.

NOTE 4.  LOANS PAYABLE

Loans payable consist of the following:

	October 31, 2009	October 31, 2008
Convertible loans bearing interest at a rate of 10% and due at various dates between November
2006 and April 2007. The notes are convertible into common shares at any time between the date of issue of the notes and their due dates at a conversion rate of $0.50 per share
or a total of 200,000 shares. The Company is currently negotiating extensions of these loans	$90,000	$90,000

Convertible loan bearing interest at a rate of 12% and due September 2008. The loan is convertible into common shares at any time at a conversion rate of $2.00 per share for a total
of 50,000 shares.	64,300	100,000

Convertible loan bearing interest at a rate of 10% and due November 30, 2008. The loan is convertible into common shares at any time at a conversion rate of $0.85 per share, for a total
of 58,823 shares.	50,000	50,000

Convertible loan bearing interest at a rate of 10% and due December 23, 2008. The loan is convertible into common shares at any time at a conversion rate of $0.95 per share, for a total
of 18,948 shares.	18,000	18,000

Convertible note bearing interest at a rate of 10% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company
at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	15,000	15,000

Convertible note bearing interest at a rate of 12% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company
at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	30,000	30,000

Convertible notes bearing interest at a rate of 10% and due April 2009. The note is convertible into common shares at any time at the option of the lender or the Company
at $0.45 per share or a 35% discount of the market price of the Company’s common shares.	35,000	35,000

Convertible notes bearing interest at a rate of 10% and due June 2009. The note is convertible into common shares at any time at the option of the lender or the
Company at $0.50 per share or a 25% discount of the market price of the Company’s
common shares.	15,000	15,000

Non-Convertible Short Term Loan bearing an interest rate of 12% due January 2009.	19,636	63,000

Convertible note bearing interest at a rate of 12% due August 2012.	45,000	-

Total	381,936	416,000
Less: long - term portion	-	-
Total notes payable, current	$381,936	$416,000

The conversion of debt to equity through the issuance of common shares is intended to be treated as a decrease in either current or long term liabilities in the amount of the loan plus accrued interest, and an increase in Common Stock and Additional Paid in Capital..

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009

The CEO of the Company has personally guaranteed $124,636 of the notes as of October 31, 2009, and $123,000 of the notes as of October 31, 2008.

NOTE 5.

STOCKHOLDERS’ EQUITY

As of October 31, 2009 and 2008, the Company authorized 200,000,000 shares of Common Stock at par value of $0.0001 per share.

As of October 31, 2009 and 2008, there were 82,137,182 and 43,987,125 shares of common stock outstanding.

Stock-Based Compensation

The Company accounts for common stock issued to employees, directors, and consultants in accordance with the provisions of Statement of Financial Standards (“SFAS”) No. 123R, Share Based Payments, which is a revision of SFAS No. 123. Under SFAS No. 123R, the compensation cost relating to share-based payment transactions will be recognized in the consolidated financial statements.  The cost associated with common stock issued to employees, directors and consultants will be recognized on the date issued.  The cost will be measured based on the fair value of the equity instruments on the date issued. Awards granted to non-employee consultants will be subsequently re-measured to current fair value until performance is completed or a performance commitment exists.

Stock issuances for the years ended October 31, 2009 and 2008 are as follows:

•

In July 2009 the Company issued 2,554,839 shares of its common stock for services rendered to the Company.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $25,548.

•

In June 2009 the Company issued 12,791,710 shares of its common stock for services rendered to the Company.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $127,917.

•

In May 2009 the Company issued 6,845,161 shares of its common stock for services rendered to the Company.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $53,902.

•

In April 2009 the Company issued 10,908,347 shares of its common stock for services rendered to the Company.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $109,083.

•

In March 2009 the Company issued 4,800,000 shares of its common stock for services rendered to the Company.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $48,000.

•

In November 2008 the Company issued 250,000 shares of its common stock for services rendered to the Company.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $5,000.

•

In August 2008 the Company issued 265,000 shares of its common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $19,500.

•

In June 2008 the Company issued 550,000 shares of its common stock for services rendered to the Company.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $22,000.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009

•

In May 2008 the Company issued 3,800,000 shares of its common stock for investors in the Company.  300,000 of these shares were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933 and 3,500,000 of these shares were issued under a registration statement on Form S-8. The total value of these 3,800,000 shares, as determined by the Company, was $152,000.

•

In February 2008 the Company issued 18,963,887 shares of its common stock for creditors that converted their loans to equity in the Company.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $759,258.

•

In November 2007 the Company issued 2,553,832 shares of its common stock for investors in the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $255,128.

NOTE 6.

RELATED PARTY TRANSACTIONS

The Chief Executive Officer of the Company may be involved in other business activities.  This person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7.

UNPAID PAYROLL TAXES

As of October 31, 2009, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amount of $137,711 plus applicable interest and penalties.  The Internal Revenue Service has placed a Federal Tax Lien on the assets of the Company.  The Company is currently negotiating a payment plan with both tax authorities. See Note no. 8; Fin 48 - Accounting for Uncertain Tax Positions

NOTE 8.

PROVISION FOR INCOME TAXES

The Company provides for income taxes by the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.  This also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company has approximately $2,440,000 in gross deferred tax assets at October 31, 2009, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of June 30, 2009.  As of October 31, 2009, the Company has federal net operating loss carry forwards of approximately $4,000,000 available to offset future taxable income through 2029 subject to the filing of the Company’s United States Federal Income Tax Returns.

As of October 31 2009, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%
Income tax rate – net	0%

Fin 48 - Accounting for Uncertain Tax Positions

The Company and its subsidiaries file income tax returns in the US Federal jurisdiction and various state, and local jurisdictions. The Company is no longer subject to US Federal income tax examination by tax authorities for the years

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009

prior to October 31, 2006.  With respect to state and local with limited exception, the Company and or its subsidiaries are no longer subject to income tax audits prior to October 31, 2006.  In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

Based on Management’s review of the Company’s tax position, the Company and subsidiaries had no significant unrecognized tax liabilities as of October 31, 2009 and 2008.

NOTE 9.

REVENUE AND EXPENSES

As of October 31, 2009 and 2008, the accounts receivable were $8,759 and $44,170.

NOTE 10.

OPERATING LEASES AND OTHER COMMITMENTS:

AS of October 31, 2009 and 2008, the Company had no lease obligations.

NOTE  11.

THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” (“SFAS 168”).  SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities.  The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately ninety accounting topics, and displays all topics using a consistent structure.  Contents in each topic are further organized first by subtopic, then section and finally paragraph. The paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the topic, subtopic, section and paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 –Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.

ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.

As of October 31, 2009, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements except for the references to FAS no. 123R; stock-based compensation.

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 12.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying annual financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2009

As reflected in the accompanying annual financial statements, the Company experienced a net loss of $756,425 for the year ended October 31, 2009 and a net loss of $1,362,969 for the year ended October 31, 2008, along with an accumulated deficit of $4,590,197 as of October 31, 2009.

Management believes that additional capital will be required to fund operations through the year ended October 31, 2009 and beyond, as it attempts to generate increasing revenue, and develops new products. Management intends to raise capital through additional equity offerings. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying annual financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s operations are subject to certain additional risks and uncertainties including, among others, dependence on outside suppliers and manufacturers, competition, dependence on its exclusive license and relationship with the licensor, uncertainties regarding patents and proprietary rights, dependence on key personnel, and other business risks. In addition, there is no assurance, assuming the Company is successful in raising additional capital that the Company will be successful in achieving profitability or positive cash flow.

NOTE 13.

SUBSEQUENT EVENTS

As of February 16, 2010, the date the annual consolidated financial statements were available to be published, there are no subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the year ended October 31, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(I)

RESIGNATION OF MOORE & ASSOCIATES, CHARTERED – APPOINTMENT OF SEALE AND BEERS, CPAs

(a) Resignation of independent registered public accounting firm

In connection with the reorganization at Moore & Associates, Chartered (“Moore”), certain of its audit partners resigned and others formed a new accounting firm called Seale and Beers, CPAs (“Seale”). As a result, Moore resigned as the independent auditors of the Company on August 3, 2009. Moore had been the Company’s auditor since February 21, 2006. The Board of Directors approved the resignation of Moore. The Company did not and does not have an audit committee.

Moore’s audit report on the Company’s financial statements for each of the three fiscal years ending October 31, 2006, 2007 and 2008, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the Moore’s report on the Company’s financial statements for each of the past two fiscal years ending October 31, 2007 and 2008 included an explanatory paragraph describing the uncertainty as to the Company’s ability to continue as a going concern.

During the fiscal years ended October 31, 2006, 2007 and 2008 and through August 3, 2009, (a) there were no disagreements between the Company and Moore on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moore, would have caused Moore to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years; and (b) no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K have occurred.

(b) Engagement of new independent registered public accounting firm

On August 3, 2009, the Company’s Board of Directors appointed Seale as the Company’s new independent auditors.

During the fiscal years ended October 31, 2006, 2007 and 2008 and through August 3, 2009, neither the Company nor anyone acting on its behalf consulted with Seale regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

The above information was reported by the Company in a Current Report on Form 8-K filed on August 13, 2009 (the “August 8-K”) and in an amendment to said current report filed September 14, 2009 (the “September Amended 8-K”).  The Company provided Moore with a copy of the disclosures it made in the August 8-K in response to Item 304(a) of Regulation S-K in said report prior to its filing with the Securities and Exchange Commission (the “SEC”) and requested that Moore furnish it with a letter addressed to the SEC stating whether the Moore agrees with the disclosures, and if not, stating the respects in which it does not agree. A copy of such letter, dated August 3, 2009, was filed as Exhibit 16.1 to the August 8-K.  However, although requested, we have not received nor do we expect an updated Exhibit 16.1 Letter from Moore stating that the firm agrees with the statements made in the September Amended 8-K.

(II)

DISMISSAL OF SEALE AND BEERS, CPAs – APPOINTMENT OF CONNER & ASSOCIATES, PC

On September 30, 2009, the Company’s Board of Directors made an action to dismiss its auditor, Seale and Beers, CPAs (“Seale”) who had only recently been retained on August 3, 2009. Accordingly, Seale had not been engaged long enough to audit any of the Company’s annual financial statements. The Board of Directors decided and made an action to retain Conner & Associates, PC ("Conner") as its independent auditor. Seale’s dismissal was effective September 30, 2009. The Board dismissed Seale and engaged Conner because of Conner’s proximity to its headquarters. Company did not and does not have an audit committee.

During the term of Seale’s engagement (from August 3, 2009 through its dismissal on September 30, 2009), there were no disagreements with the Seale on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former auditor, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

The engagement date for Conner, the new auditor, was September 30, 2009. Neither the Company (nor anyone on its behalf) consulted the new auditor regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements. Neither written nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues.

The above information regarding the dismissal of Seale and the appointment of Conner was reported by the Company in a Current Report on Form 8-K filed on October 8, 2009 (the “October 8-K”).  The Company provided Seale with a copy of the disclosures it made in the October 8-K in response to Item 304(a) of Regulation S-K in said report prior to its filing with the Securities and Exchange Commission (the “SEC”) and requested that Seale furnish it with a letter addressed to the SEC stating whether the Seale agrees with the disclosures, and if not, stating the respects in which it does not agree. A copy of such letter, dated October 1, 2009, was filed as Exhibit 16.1 to the October 8-K

On August 27, 2009 the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Moore & Associates, Chartered because of violations of PCAOB rules and auditing standards in auditing financial statements, PCAOB rules and quality control standards, and Section 10 (b) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, and noncooperation with a PCAOB investigation.  A copy of the order has been made available to the public at the following website address: http://www.pcaobus.org/Enforcement/Disciplinary_Proceedings/ 2009/08-27_Moore.pdf.

Subsequent to the dismissal of Moore & Associates and Seale and Beers, CPAs, our Company engaged Conner to perform a complete re-audit of our October 31, 2008, 2007 and 2006 year-end financial statements, and further retained Conner as the Company’s independent auditor going forward.

ITEM 9AT. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President, Principal Executive Officer, Principal Financial Officer, Chief Executive Officer and Director, Michael Jordan Friedman, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the "Evaluation Date") within ninety (90) days prior to the filing of our October 31, 2009 Form 10-K.

Based upon that evaluation, our Management has concluded that, as of October 31, 2009, our disclosure controls and procedures were not effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, with the participation of its CEO and President, assessed the effectiveness of our internal control over financial reporting as of October 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment under such criteria, management concluded that our internal controls over financial reporting were not effective as of October 31, 2009 due to control deficiencies that constituted material weaknesses.

Management in assessing its internal controls and procedures for fiscal 2009 identified a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design of controls over the area of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

Management has also identified a lack of sufficient personnel in the accounting function due to the limited resources of the Company with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to taxes. Specifically, this material weakness led to segregation of duties issues and resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures, including tax reporting.

We are in the process of developing and implementing remediation plans to address our material weaknesses.

Management has identified specific remedial actions to address the material weaknesses described above:

•

Improve the effectiveness of the accounting group by continuing to augment our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. We plan to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations, and/or have raised significant additional working capital.

•	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the year ended October 31, 2009 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

N/A

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

The names, addresses, ages and positions of our executive officers and directors are set forth below:

NAME AND ADDRESS	AGE	POSITIONS
Michael Jordan Friedman	32	President, CEO, CFO and Chairman of the Board
280 Madison Avenue, Ste 1005 New York, New York 10016

Dominick M. Cingari*	35	Director*
280 Madison Avenue, Ste 1005 New York, New York 10016

Richard J. Verdiramo	45	Director
3163 Kennedy Boulevard Jersey City New Jersey 0730

Jay Odintz	49	Director
280 Madison Avenue, Ste 1005 New York, New York 10016

*On January 2, 2009 Mr. Dominick Cingari resigned from his position as Chief Operating Officer of the Company and remains as a Board of Director Member.

Backgrounds of our executive officers and directors

Michael Jordan Friedman, L.L.M., J.D.  President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board.

2003 – Present – President, CEO, CFO and Chairman - Fresh Harvest Products, Inc.

2003 – Present – Board of Director Member, Talk Entertainment, Inc.

2001 – 2004 – Partner, The Willis Group, Inc. – New York, NY

2003 - 2005 – Master of Law in Taxation, New York Law School

2000 – 2003 – New York Law School, Juris Doctor

Dominick M. Cingari – Director.

2005 – Present – Board of Director Member, Fresh Harvest Products, Inc.

2005 – 2009 – Chief Operating Officer, Fresh Harvest Products, Inc.

2001 – 2005 – Briarwood Broker Group – Self-employed

2000 – 2005 – Sales, Poland’ Best Products, Inc. Stamford, CT

1996 – 2000 – St Joseph’s University, Pennsylvania

Richard J. Verdiramo – Director.

2005 – Present – Board of Director Member, Fresh Harvest Products, Inc.

2002 – Present – Vice President and Director Best Health, Inc.

2005 – 2006 – Director, General Metals Corporation (OTC BB: GNMC)

2005 – 2005 – President and Director, RECOV Energy, Corp.

1999 – 2005 – President, Interactive Multimedia Network, Inc. (OTCBB: IMNI)

Jay Odintz, C.P.A. – Director.

2003 – Present – Board of Director Member, Fresh Harvest Products, Inc.

1986 – Present – Certified Financial Planner

1983 – Present – Certified Public Accountant

(B)  OTHER OFFICERS AND SIGNIFICANT EMPLOYEES

We have no other executive officers or significant employees.

(C)  FAMILY RELATIONSHIPS

The Mother of our President is a Major Shareholder and the largest creditor of the Company.  The father of our President is a large Shareholder and a creditor of the Company.

(D)  INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

As of October 31, 2009 and through the date of this filing, to the knowledge of the Company, none of its officers or directors has been personally involved in any bankruptcy or insolvency proceedings within the last five years. Similarly, to the knowledge of the Company, none of the directors or officers, within the last five years, have been convicted in any criminal proceedings (excluding traffic violations and other minor offenses) or are the subject of a criminal proceeding which is presently pending, nor have such persons been the subject of any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining them from acting as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or insurance company, or from engaging in or continuing in any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, nor were any of such persons the subject of a federal or state authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity, which order has not been reversed or suspended.

(E)  AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have an audit committee financial expert.

(F)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company for the period covered by the Report. Specifically, for the year ending October 31, 2009, our officers, directors, and greater than ten percent beneficial shareholders were required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by the Company, for the year ending October 31, 2009, each of the Company’s directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities as made the required filings, except as follows:   Michael Jordan Friedman (Officer, Director) has not filed a Form 4 related to transactions on April 1, 2009 ; Dominick Cingari (Director) has not filed Form 4 late related to April 1, 2009 transactions; Jay Odintz (Director) has not filed Form 4 related to April 1 2009 transaction, Richard Verdiramo (Director) has not filed a Form 4 related to transactions on April 1, 2009; and Illuminate, Inc. (a greater than ten percent beneficial shareholder) has not filed its Form 4 related to any transactions .  In addition, Directors Jay Odintz and Richard Verdiramo each have failed to file the required Form 3. Each director has been advised to address this oversight.

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

Although we are not required to have any independent directors, we consider three of our four directors to be independent.

(I) CONFLICTS OF INTEREST

Our executive and administrative officer, including our Chief Executive Officer/Chief Financial Officer, Michael Jordan Friedman, reserves the right to devote time to other business endeavors.

Regarding a possible conflict of interest we may have complying with our Code of Ethics, see the “Code of Ethics”, above.

ITEM 11.

EXECUTIVE COMPENSATION

There are currently no plans to compensate our officers and directors until we commence operations and become profitable. We do, however, reimburse our officers and directors for any out-of-pocket expenses incurred on our behalf. We have an employment agreement with our CEO, but we do not have key-man life insurance. We have not issued any stock options or other bonuses to our sole officer and director since inception. As a result, the compensation tables required to be included herein have been omitted.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended October 31, 2009, 2008 and 2007, of the person who was, at October 31, 2009 (i) the president, chief executive officer and chief financial officer (Michael J. Friedman):

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards Vested ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Michael J. Friedman President, CFO and CEO	2009			9,000 (1)					9,000
	2008	20,900	-	55,000 (4)	-	-	-	5,730 (3)	81,630
	2007	6,800	-	-	-	-	-	5,730 (3)	12,530
Dominick Cingari, COO*	2009			7,500 (2)					7,500
	2008	132,000	-	30,000 (5)	-	-	-	9,437 (3)	171,437
	2007	132,000	-	5,0000	-	-	-	5,730 (3)	142,730

(1)    900,000 shares issued as additional compensation to this officer

(2)     750,000 shares issued as additional compensation to this officer

(3)    Medical insurance payments made on behalf of these employees.

(4)    550,000 shares of our issued as additional compensation to this officer.

(5)     300,000 shares of our issued as additional compensation to this officer.

        *On January 2, 2009 Dominick Cingari Resigned as Chief Operating Officer of the Company, and will remain as a Board of Director Member.

Stock Option and Equity Compensation Plans

As of October 31, 2009, the Company does not have any stock option or equity plans currently in place.

Employees and Employment Agreements

As of October 31, 2009, we have no employees except for our current executive officer and one administrative officer. As needed, we intend to hire third party independent contractors to provide services to us including such functions as: marketing, advertising and sales.

Our executive officer, Michael Jordan Friedman (President and Chief Financial Officer) has entered into employment agreement as summarized below. The employment of our sales administrative (non-executive officers) is currently not covered by written employment agreements.

Mr. Friedman’s employment as our president is governed by a November 1, 2005, five year employment agreement that provides for a monthly salary of $10,000 along with certain equity incentives. The monthly salary is to increase to $12,000 upon the completion of adequate financing to allow the payment of such compensation. Currently, Mr. Friedman is not being paid under this agreement and will not be paid until and only if we have sufficient working capital to permit payment of his salary. At this time, we believe that Mr. Friedman will waive some of his salary payments that have not been paid. However, we cannot be certain that that will be the case.  If and when we have the financial resources to do so, Mr. Friedman shall also receive fringe benefits in like kind and quality as our other executives. To date, we have not instituted any benefit plan among our employees.

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

Directors’ Compensation

Currently, we compensate our Directors for their services as directors by the issuance of restricted common stock.  We will however, reimburse our Directors for reasonable expenses they may incur in attending or participating in board meetings. To date, we have not made such reimbursements.  For the year ending October 31, 2009, the Company issued zero (0) restricted common shares to each Board Member in their capacity as Directors.

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

Indebtedness to Management

As of October 31, 2009, the chief executive officer of the Company is owed $36,000.

As of October 31, 2009, the chief executive officer of the Company personally guaranteed $124,636 of the outstanding notes payable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the February 9, 2010, the total number of shares of common stock owned beneficially by directors and executive officers, individually, and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his or her shares and possesses sole voting and dispositive power with respect to the shares. Unless otherwise indicated, the address for each shareholder below is that of the Company, i.e. 280 Madison Avenue, Suite 1005, New York, NY 10016.

Title of Class	Name and address of beneficial Owner	Number of shares beneficially owned (1)	Percent of class (2)
Shares of common stock	Michael Jordan Friedman (3)	6,620,307	4.88%

Shares of common stock	Dominick Cingari (3) (7)	3,350,000	2.47%

Shares of common stock	Jay Odintz (4)	1,100,000	0.81%

Shares of common stock	Richard J. Verdiramo (4) (5)	300,000	0.22%
	3163 Kennedy Boulevard
	Jersey City New Jersey 07301

Shares of common stock	Marcia Roberts (6)(8)	7,450,000	5.49%

Shares of common stock	Illuminate, Inc. (5)	6,105,722	4.504%
	3163 Kennedy Boulevard
	Jersey City New Jersey 07301
	All officers and directors as a group	24,926,029	12.87%

(1)

The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Report from options, warrants, rights, conversion privileges or similar obligations.

(2)

Based on 135,782,396 shares of common stock issued and outstanding as of January 31, 2010. This does not include the approximate 6,503,495 shares of common stock into which our issued and outstanding convertible promissory notes that we have issued can be converted. We cannot be assured any of these notes will be converted into common stock.

(3)

Director only.

(4)

Director only.

(5)

Richard Verdiramo is the son of the principal shareholder of Illuminate, Inc., who is one of our principal shareholders. Richard Verdiramo denies any beneficial, dispositive, voting or equitable interest in the shares owned by Illuminate, Inc., Public Entity Acquisition Corp, and all other entities that Illuminate, Inc. has distributed shares to.

(6)

 Marcia Roberts is the mother of our president and chairman of the board, Michael Jordan Friedman. She is also the wife of Arthur Friedman.  Each of these parties deny beneficial, dispositive, voting or equitable interest in each others’ stock.

(7)

These shares do not include 1,186,449 shares held by members of his family including 540,023 held by his father Salvatore J. Cingari, a member of our advisory board. Dominick Cingari denies any beneficial, dispositive, voting or equitable interest in the shares owned by his family members.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Described below are transactions, since the beginning of our last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets for the last three completed fiscal years, and in which any of our directors, nominee directors, executive officers, security holders who beneficially own 5% or more of our voting securities, and any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest. We believe that terms of each transaction below were comparable to those obtainable from unaffiliated third parties.

Director Independence

The OTCBB on which we currently have our shares of common stock quoted does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15). Based on those widely-accepted criteria, we have determined that one of our Directors are not independent at this time.

No member of management is or will be required by us to work on a full time basis, although our president currently devotes fulltime to us. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

We do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2009	$15,000	Conner & Associates, PC
2008	$15,000	Conner & Associates, PC (re-audit as of and for the year ended October 31, 2008)

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	Conner & Associates, PC
2008	$0	Conner & Associates, PC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2009	$0	Conner & Associates, PC
2008	$0	Conner & Associates, PC

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Conner & Associates, PC.
2008	$0	Conner & Associates, PC

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Notes to Consolidated Financial Statements, contained elsewhere in this Annual Report.

EXHIBITS

Exhibit	Description

23.1	Consent of Conner & Associates, P.C.

31.1

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2009.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Office and Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 16, 2010

/s/ Michael J. Friedman

Name:

Michael J. Friedman,

Titles:

President, Chief Executive Officer and Chairman of

of the Board, Principal Executive Officer,

Principal Financial Officer and

Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their respective capacities on the dates indicated.

/s/ Michael J. Friedman

Michael J. Friedman, Chairman of the Board

February 16, 2010

/s/ Dominick M. Cingari

Dominick M. Cingari – Director.

February 16, 2010

/s/ Jay Odintz

Jay Odintz, C.P.A. – Director.

February 16, 2010