Form 10-Q
period 2010-01-31
Fresh Harvest Products, Inc.
filed 2010-03-22
CIK 1331612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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

(917) 652-8030

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.\

As of March 16, 2010, there were 142,582,396 shares of Common Stock. $0.0001 par value per share issued and outstanding; no shares of preferred stock outstanding.

EXPLANATORY NOTE

These consolidated financial statements as of January 31, 2010 and for the three months ended January 31, 2010 and 2009 include an adjustment of an increase of $140,461 to the accumulated deficit and the related common stock and additional paid in capital accounts as of November 1, 2007 for the effect of the restatement of the issuance of the 14,046,109 shares of common stock issued in February 2006.

This restatement does not affect the reported net loss for the three months ended January 31, 2010 and 2009.

PART I

Item 1.    Financial Statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	January 31, 2010	October 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$1,474	$-
Accounts receivable, net	25,823	8,759
Inventory	37,461	43,358
Total current assets	64,758	52,117

Fixed assets
Equipment, net	32,757	35,610

Total assets	$97,515	$87,727
LIABILITIES AND DEFICIENCY IN ASSETS
Current liabilities
Book overdraft	$-	$83
Accounts payable, trade	52,509	103,914
Accrued expenses	588,955	447,077
Loans payable, related parties	538,038	720,771
Loans payable, current portion	381,936	381,936
Accrued wages and related taxes payable	477,103	563,359
Total current liabilities	2,038,541	2,217,140
Total Liabilities	2,038,541	2,217,140
Commitments and Contingencies
Deficiency in assets
Common stock - $0.0001 par value, 200,000,000 shares,
authorized; 134,282,396 and 82,137,182 issued and outstanding	13,429	8,215
Additional paid in capital	2,806,861	2,452,570
Accumulated deficit	(4,761,316)	(4,590,197)
Total deficiency in assets	(1,941,026)	(2,129,413)

Total liabilities and deficiency in assets	$97,515	$87,727

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

		For the		For the
		three months ended		three months ended
		January 31, 2010		January 31, 2009

Revenue, net		$17,889		$40,637

Cost of goods sold		8,687		31,547

Gross profit		9,202		9,090

Operating expenses
Salaries and wages		36,000		92,750
Sales and marketing expenses		31,706		600
Legal and professional fees		80,940		14,639
General & administrative		2,573		28,570
Total operating expenses		151,219		136,559

Income (loss) from operations		(142,017)		(127,469)

Other income (expenses)
Interest		(25,949)		(23,245)
Depreciation expense		(2,853)		(2,870)
Total other income (expenses)		(28,802)		(26,115)

Income (loss) before provision for income taxes		(170,819)		(153,584)

Provision for income taxes		-		-

Net (loss)income		$(170,819)		$(153,584)

Basic and Diluted Earnings (loss) per common share	$	Nil	$	Nil

Weighted average common shares outstanding (basic and diluted)		44,220,821		44,237,125

Nil < ($.01)

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months	Three months
	ended	ended
	January 31, 2010	January 31, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(170,819)	$(153,584)
Adjustments to reconcile net loss to provided by
(used in) operating activities:
Stock issued for services	92,707	5,000
Stock issued for conversion of debt	266,500	-
Depreciation and amortization	2,853	2,870
(Increase) decrease in assets:		-
Accounts receivable	(17,064)	40,962
Inventory	5,897	(7,799)
Increase (decrease) in accounts payable:		-
Accounts payable	(51,405)	(200)
Accrued expenses payable	141,876	31,450
Payroll and related taxes payable	(86,256)	92,750
Cash flows provided by operating activities	184,289	11,449

Cash flows from investing activities
Purchase of fixed assets	-	4,800
Cash flows provided by investing activities	-	4,800

Cash flows from financing activities
Repayment of loans payable	(2,000)	(35,280)
Advances from related parties, net	(180,732)	11,692
Proceeds from loans payable	-	10,000
Cash flows (used in) financing activities	(182,732)	(13,588)

Net increase in cash	1,557	2,661

Cash, beginning of period	(83)	3,407

Cash, end of period	$1,474	$6,068

Supplemental disclosure of cash flow information:
Taxes paid	-	-
Interest paid	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

NOTE 1.

NATURE OF OPERATIONS AND LIQUIDITY

Nature of Operations

Fresh Harvest Products, Inc. and Subsidiaries (“the Company”) was incorporated in New Jersey on April 21, 2005.

From inception through October 31, 2007, the Company devoted substantially all of its efforts to gain market acceptance of its products.  During that period, it was considered to be in the development stage. As of November 01, 2007, the Company began generating revenue and accordingly is no longer considered to be in the development stage.

The Company develops on a proprietary basis, markets and sells organic and natural food and beverage products.  The Company sells its products to consumers through local, regional and national supermarkets, retailers, distributors, brokers, wholesalers and an online web-store.

Wings of Nature, LLC, formed in August 2009 is a wholly owned subsidiary of the Company.

Liquidity and Going Concern

The accompanying unaudited interim financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.  For the three months ended January 31, 2010 and 2009, the Company generated net losses of $170,819 and $153,584, respectively.  As of January 31, 2010, the Company has an accumulated deficit of $4,761,316 and had cash of $1,474.

Management believes that additional capital will be required to fund operations through the year ending October 31, 2010 and beyond, as it attempts to generate increasing revenue, and develops new products. Management intends to raise capital through additional equity and convertible debt offerings. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company.  In addition, there is no assurance, assuming the Company is successful in raising additional capital that the Company will be successful in achieving profitability or positive cash flow. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s auditors’ in their audit report as of and for the two years ended October 31, 2009 contained in Form 10-K filed with the SEC on February 16, 2010 expresses substantial doubt that the Company will continue as a going concern.

NOTE 2.

BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009 as filed with the SEC on February 16, 2010.

Summary of Significant Accounting Policies

Reclassifications

Certain amounts in the accompanying unaudited consolidated financial statements as of January 31, 2009 have been reclassified by the Company to conform to the January 31, 2010 presentation.  These reclassifications had no effect on the previously reported net loss.

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

Valuation of Accounts and Charge-backs Receivable

The Company performs ongoing credit evaluations on existing and new customers. When it is determined that an amount included in accounts receivable is uncollectable it is written off as uncollectable. Credit losses have been within our expectations. The Company believes there are no credit exposures at this time.  There can be no assurance that the Company would have the same experience with the accounts receivables during different economic conditions, or with changes in business conditions, such as consolidation within the food industry and/or a change in the way the Company markets and sells products.

Inventory

As of January 31, 2010, the inventory is valued at the lower of actual cost or market, utilizing the first-in, first-out method.  The Company provides write-downs for finished goods expected to become non-saleable due to age and specifically identify and provide for slow moving products and packaging. As of and for the three months ended January 31, 2010, the Company determined that there was no need for a reserve for obsolete inventory.

Property and Equipment

Property and equipment is carried at cost and depreciated or amortized on a straight-line basis over their estimated useful life. The Company believes the asset lives assigned to property and equipment is within the ranges/guidelines generally used in food manufacturing and distribution businesses.  Depreciation is provided for on a straight-line basis over the useful life of the assets of five years. Ordinary repairs and maintenance are expensed as incurred.

Depreciation expense was $2,853 and $2,870 for the three months ended January 31, 2010 and 2009, respectively.

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

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the three months ended January 31, 2010 and 2009, respectively.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Advertising

Advertising is expensed as incurred. Advertising for the three months ended January 31, 2010 and 2009 was zero and $1,350, respectively.

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of January 31, 2010.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, and accounts payable are reflected in the accompanying interim unaudited consolidated financial statements at carrying value, which approximates fair value because of the short-term maturity of these instruments.

Net Loss Per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

The weighted-average number of common shares outstanding for computing basic EPS for the three months ended January 31, 2010 and 2009 were 44,220,821 and 44,237,125, respectively.

Impairment of Long-Lived Assets

Long-lived assets such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.  The Company’s impairment analyses did not result in an impairment charge through January 31, 2010.

Share-based compensation

The Company accounts for common stock issued to employees, directors, and consultants in accordance with the provisions of ASC 718 – Stock Compensation. The compensation cost relating to share-based payment transactions will be recognized in the consolidated financial statements.  The cost associated with common stock issued to employees, directors and consultants will recognized, at fair value, on the date issued.  Awards granted to non-employee consultants will be subsequently re-measured to current fair value until performance is completed or a performance commitment exists.

ASC 740 - Accounting for Uncertain Tax Positions

The Company and or its subsidiaries file income tax returns in the US Federal jurisdiction and various state, and local jurisdictions. The Company is no longer subject to US Federal income tax examination by tax authorities for the years prior to October 31, 2006.  With respect to state and local with limited exception, the Company and or its subsidiaries are no longer subject to income tax audits prior October 31, 2006.  In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years. Based on Management’s review of the Company’s tax position, the Company and or subsidiaries had no significant unrecognized tax liabilities as of January 31, 2010.

NOTE 3.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During 2009, the Company adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC-105), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  The Company adopted the ASC in 2009.  As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

During 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC-350 (formerly FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”), this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC-850).  The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement.  The adoption of this accounting update has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

During 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC-855 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events).  In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities).  The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

During 2009, the Company adopted an accounting standard update regarding accounting for income taxes as codified in ASC-740-10 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109). This standard update prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company’s adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  The Company adopted this accounting standard update during 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC-820 (formerly FSP 157-2, “Effective Date of FASB Statement No. 157”), has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 4.

UNPAID PAYROLL TAXES AND FEDERAL TAX LIENS

As of January 31, 2010, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amount of $137,711 plus applicable interest and penalties.  The Internal Revenue Service has placed a Federal Tax Lien on the assets of the Company.  The Company is currently negotiating a payment plan with both tax authorities.

NOTE 5.

ADVANCES FROM RELATED PARTIES

As of January 31, 2010 and 2009, the outstanding balance on advances from related parties was $538,038 and $606,101, respectively.  All of the advances are documented as convertible notes payable.

NOTE 6.

LOANS PAYABLE

Loans payable consist of the following:

	January 31, 2010	January 31, 2009
Convertible loans bearing interest at a rate of 10% and due at various dates between November
2006 and April 2007. The notes are convertible into common shares at any time between the date of issue of the notes and their due dates at a conversion rate of $0.50 per share
or a total of 200,000 shares. The Company is currently negotiating extensions of these loans	$90,000	$90,000

Convertible loan bearing interest at a rate of 12% and due September 2008. The loan is convertible into common shares at any time at a conversion rate of $2.00 per share for a total
of 50,000 shares.	64,300	100,000

Convertible loan bearing interest at a rate of 10% and due November 30, 2008. The loan is convertible into common shares at any time at a conversion rate of $0.85 per share, for a total
of 58,823 shares.	50,000	50,000

Convertible loan bearing interest at a rate of 10% and due December 23, 2008. The loan is convertible into common shares at any time at a conversion rate of $0.95 per share, for a total
of 18,948 shares.	18,000	18,000

Convertible note bearing interest at a rate of 10% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company
at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	15,000	15,000

Convertible note bearing interest at a rate of 12% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company
at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	30,000	30,000

Convertible notes bearing interest at a rate of 10% and due April 2009. The note is convertible into common shares at any time at the option of the lender or the Company
at $0.45 per share or a 35% discount of the market price of the Company’s common shares.	35,000	35,000

Convertible notes bearing interest at a rate of 10% and due June 2009. The note is convertible into common shares at any time at the option of the lender or the
Company at $0.50 per share or a 25% discount of the market price of the Company’s
common shares.	15,000	15,000

Non-Convertible Short Term Loan bearing an interest rate of 12% due January 2009.	19,636	31,500

Non-Convertible Short Term Loan bearing an interest rate of 12% due February 2009.		10,000

Convertible note bearing interest at a rate of 12% due August 2012.	45,000
Total	381,936	394,500
Less: long - term portion	-	-
Total notes payable, current	$381,936	$394,500

As of January 31, 2010, the Company’s CEO has personally guaranteed $124,636 of the notes payable.

NOTE 7.

STOCKHOLDERS’ EQUITY

As of January 31, 2010 and 2009, there were 200,000,000 shares of Common Stock authorized at par value of $0.0001 per share; 134,282,396 and 44,237,125 shares of common stock outstanding, respectively.

Share - Based Compensation

The Company accounts for common stock issued to employees, directors, and consultants in accordance with the provisions of ASC 718 – Stock Compensation. The compensation cost relating to share-based payment transactions will be recognized in the consolidated financial statements.  The cost associated with common stock issued to employees, directors and consultants will recognized, at fair value, on the date issued.  Awards granted to non-employee consultants will be subsequently re-measured to current fair value until performance is completed or a performance commitment exists.

Stock issuances for the three months ended January 31, 2010 and 2009 are as follows:

Three months ended January 31, 2010:

•

In January 2010, the Company issued 2,500,000 shares of its common stock for services rendered to the Company and 8,000,000 shares of common stock for the conversion of debt.  These shares were issued under Section 4(2) of the Securities Act of 1933. The shares for services were valued by the Company at $25,000.  The shares issued for conversion of debt were valued by the Company at $80,000.

•

In December 2009, the Company issued 500,000 shares of its common stock for services rendered to the Company and 9,129,925 shares of common stock for the conversion of debt.  These shares were issued under Section 4(2) of the Securities Act of 1933. The shares for services were valued by the Company at $5,000.  The shares issued for conversion of debt were valued by the Company at $105,000.

•

In November 2009, the Company issued 21,854,178 shares of its common stock for services rendered to the Company and 10,061,111 shares of common stock for the conversion of shares.  These shares were issued under Section 4(2) of the Securities Act of 1933. The shares for services were valued by the Company at $62,707. The shares issued for conversion of debt were valued by the Company at $81,500.

Three months ended January 31, 2009:

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

The Company has approximately $2,500,000 in gross deferred tax assets at January 31, 2010, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of January 31, 2010.  As of January 31, 2010, the Company has federal net operating loss carry forwards of approximately $4,000,000 available to offset future taxable income through 2029 subject to the filing of the Company’s United States Federal Income Tax Returns.

As of January 31, 2010, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%
Income tax rate – net	0%

The Company and its subsidiaries file income tax returns in the US Federal jurisdiction, state, and local jurisdictions. The Company is no longer subject to US Federal income tax examination by tax authorities for the years prior to October 31, 2006.  With respect to state and local with limited exception, the Company and or its subsidiaries are no longer subject to income tax audits prior to October 31, 2006.  In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

Based on Management’s review of the Company’s tax position, the Company and subsidiaries had no significant unrecognized tax liabilities as of January 31, 2010 and 2009, respectively.

NOTE 9.

COMMITMENTS:

As of January 31, 2010 and 2009, the Company had no lease obligations.

NOTE 10.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying interim consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

As reflected in the accompanying quarterly financial statements, the Company experienced a net loss of $170,819 for the three months ended January 31, 2010 and a net loss of $153,584 for the three months ended January 31, 2009, along with an accumulated deficit of $4,761,316 as of January 31, 2010.

Management believes that additional capital will be required to fund operations through the year ended October 31, 2010 and beyond, as it attempts to generate increasing revenue, and develops new products. Management intends to raise capital through additional equity offerings and convertible debt. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 11.

SUBSEQUENT EVENTS

As of March 22, 2010, the date the quarterly consolidated unaudited interim financial statements were available to be issued, there are no subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the three months ended January 31, 2010.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS.

You should read the following discussion together with "Selected Historical Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Quarterly Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors.

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

•

discuss our future expectations of which there is significant uncertainty; ;;

•

contain projections of our future results of operations or of our financial condition; and

•

state other "forward-looking" information.

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Fresh Harvest Products, Inc.” in this Quarterly Report collectively refers to the Company.

Plan of Operations

We began realizing revenues from operations during the quarter ending July 31, 2006, and, as of November 1, 2007 we are no longer a development stage company.

We were formed in New Jersey as a blank check company on April 21, 2005 with no operations, assets or purpose other than the purpose of seeking a privately held operating company as an acquisition or merger candidate. On December 16, 2005, we acquired Fresh Harvest Products, Inc., a New York corporation, a development stage company in the organic food business, and assumed its operations as our new business. As a result of the acquisition, we were no longer a blank check company, and the controlling shareholders of the acquired company became the controlling shareholders of our company. The acquisition was considered a reverse acquisition for accounting and financial reporting purposes.

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

As of January 31, 2010, the Company had current assets of $64,758 that includes $1,474 cash, net accounts receivable of $25,823 and inventory of $37,461.  Management believes that the liquid cash and other liquid assets on hand as of January 31, 2010 are not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Three months ended January 31, 2010 compared to January 31, 2009

For the three months ended January 31, 2010, we recorded revenues of $17,889 compared to $40,637 in the same period of 2009. The decrease in revenues is attributed to no new marketing initiatives and programs.

Gross profit, defined as revenues less cost of goods sold, was $9,202 for the quarter ended January 31, 2010, compared to $9,090 for the quarter ended January 31, 2009.  The difference is attributed to the fact that there was a decrease in revenues of products though distributors and there was a decrease in the cost of goods sold,  The gross profit in 2009 contained some products with a lower gross profit, which decreased our overall gross profit, which although there was greater revenue considerably decreased our gross profit.

We incurred operating expenses in the amount of $151,219 for the three months ended January 31, 2010, and $135,959 for the three months ended January 31, 2009.  This increase in operating expenses is attributed to the Company’s increase in non-cash activity, such as share issuances for services rendered.

Our net loss was $170,819 for the three months ended January 31, 2010 which was an increase from $153,584 for the quarter ended January 31, 2009.  The increase was primarily a result of a decrease in revenues, a decrease in operating expenses, but an increase in expense related to the issuance of shares for services rendered.

Liquidity and Capital Resources; Going Concern

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

At January 31, 2010, we had current assets of $64,758 including $1,474 cash, inventory of $37,461 and accounts receivable of $25,823.  We had net fixed assets with a net book value of $32,757.

As of January 31, 2010, we had notes payable in the total principal amount of $381,936, all but $45,000 of which are overdue. While management believes that the note holders will not seek to declare the notes in default, there is no assurance of this. All but $19,636 of the note principal due is convertible into shares of our common stock. However, due to the current per share trading price of our common, we cannot be certain if any portion of the loan principal will be converted by the convertible note holders.   To the extent that debt is converted into shares of common stock, if any, Current shareholders equity positions will be diluted without any new capital being invested into the Company.

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

See Note 2 to the interim unaudited consolidated financial statements for a listing of our critical accounting policies.

Inflation

As of January 31, 2010, we do not believe that inflation had a significant impact on our results of operations for the periods presented.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4T.  Controls and Procedures

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2010, our Principal Executive Officer and Principal Financial Officer (who is the same individual) has concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures had the following deficiency:

•

Management has also identified a lack of sufficient personnel in the accounting functions due to the limited resources of the Company with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to taxes. Specifically, this material weakness led to segregation of duties issues and resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures, including tax reporting.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

The above statement notwithstanding, shareholders and prospective investors should be aware that an investment in our business is extremely high risk and investors should be aware that his or her entire investment in the Company may be lost. The many risks that exist with respect to the Company and its business include, but are not limited to: its limited assets, dependence upon its sole officer who has other unrelated business interests, lack of revenues and losses since inception, industry risks, the need for additional capital; risks inherent in obtaining its products from sources outside the United States such as political and economic unrest and instability, the threat of military actions and terrorist activities; among other factors. The Company’s management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending January 31, 2010, we issued 21,910,700 shares of our common stock to 15 individuals or entities for services rendered to the Company that was valued by the Company at $92,707.  We also issued 30,234,514 shares of our common stock to 4 individuals or entities for the conversion of debt which was valued by the Company at $266,500.  The securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

N/A

Item 4.  Submission of Matters to a Vote of Security Holders

N/A

Item 5.  Other Information.

 See Item 2 of this Part II which is incorporated by reference herein.

Item 6.  Exhibits.

Exhibit No.	Description
31.1

Certification by Michael Jordan Friedman, the Principal Executive Officer and Principal Financial Officer of Fresh Harvest Products, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification by Michael Jordan Friedman, the Principal Executive Officer and Principal Financial Officer of Fresh Harvest Products, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FRESH HARVEST PRODUCTS, INC.

Dated: March 22, 2010	/s/ Michael Jordan Friedman
Michael Jordan Freidman Chief Executive Officer, President and Chairman (Principal Executive Officer) (Principal Financial/Accounting Officer)