Form 10-Q
period 2010-04-30
Fresh Harvest Products, Inc.
filed 2010-06-11
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of June 10, 2010 there were 200,000,000 shares of common stock issued and outstanding.

EXPLANATORY NOTE

These unaudited consolidated interim financial statements as of April 30, 2010 and for the six months ended April 30, 2010 and 2009 include an adjustment of an increase of $140,461 to the accumulated deficit and the related common stock and additional paid in capital accounts as of November 1, 2007 for the effect of the restatement of the issuance of the 14,046,109 shares of common stock issued in February 2006.

This restatement does not affect the reported net loss for the six months ended April 30, 2010 and 2009.

PART I

Item 1.    Financial Statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	April 30, 2010	October 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$137,774	$-
Accounts receivable, net	77,682	8,759
Prepaid expenses	31,000	-
Inventory	177,438	43,358
Total current assets	423,894	52,117
Fixed assets
Equipment, net	37,774	35,610
Other assets
Deposits and other	25,465	-
Total assets	$487,133	$87,727

LIABILITIES AND DEFICIENCY IN ASSETS
Current liabilities
Book overdraft	$-	$83
Accounts payable, trade	112,335	103,914
Accrued expenses	640,454	447,077
Loans payable, related parties	88,395	720,771
Loans payable, current portion	725,461	381,936
Accrued wages and related taxes payable	514,773	563,359
Total current liabilities	2,081,418	2,217,140
Total Liabilities	2,081,418	2,217,140
Commitments and Contingencies

Deficiency in assets
Common stock - $0.0001 par value, 200,000,000 shares,
authorized; 200,000,000 and 82,137,182 issued and outstanding	20,000	8,215
Additional paid in capital	3,206,481	2,452,570
Accumulated deficit	(4,820,766)	(4,590,197)
Total deficiency in assets	(1,594,285)	(2,129,413)
Total liabilities and deficiency in assets	$487,133	$87,727

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

		For the three months ended				For the six months ended
		April 30, 2010		April 30, 2009		April 30, 2010		April 30, 2009
		Unaudited		Unaudited		Unaudited		Unaudited
Revenue, net		$170,804		$7,522		$188,693		$48,159
Cost of goods sold		142,385		3,766		153,596		35,314
Gross profit		28,419		3,756		35,097		12,845

Operating expenses
Salaries and wages		36,755		73,461		72,755		166,671
Sales and marketing expenses		36,743		72,200		74,077		74,541
Legal and professional fees		53,310		61,241		91,611		68,087
General & administrative		76,406		85,034		157,346		121,963
Total operating expenses		203,214		291,936		395,789		431,261
Income (loss) from operations		(174,795)		(288,180)		(360,692)		(418,416)

Other income (expenses)
Interest		(37,172)		(22,229)		(63,121)		(42,708)
Depreciation expense		(2,853)		(2,320)		(6,169)		(5,189)
Total other income (expenses)		(40,025)		(24,549)		(69,290)		(47,897)

Income (loss) before provision for income taxes		(214,820)		(312,729)		(429,982)		(466,313)
Provision for income taxes		-		-		-		-
Net (loss) income		$(214,820)		$(312,729)		$(429,982)		$(466,313)

Basic and diluted earnings (loss) per common share	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average common shares outstanding (basic/diluted)		164,477,153		49,765,219		139,788,934		46,947,072
		Nil < ($.01)
The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	April 30, 2010	April 30, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(429,982)	$(466,313)
Adjustments to reconcile net loss to provided by
(used in) operating activities:
Stock issued for services	92,707	179,284
Stock issued for conversion of debt	266,500	46,200
Merger costs	-	4,000
Depreciation and amortization	2,853	9,989
(Increase) decrease in assets:		-
Accounts receivable	(68,924)	39,601
Prepaid expenses	(25,465)
Inventory	(134,080)	1,884
Deposits and other	(31,000)
Increase (decrease) in accounts payable:		-
Accounts payable	8,421	(200)
Accrued expenses payable	193,377	46,947
Payroll and related taxes payable	(48,586)	153,290
Cash flows (used in) provided by operating activities	(174,179)	14,682

Cash flows from investing activities
Purchase of fixed assets	(8,330)	-
Cash flows (used in) investing activities	(8,330)	-

Cash flows from financing activities
Repayment of loans payable	(2,000)	(33,610)
Advances from related parties, net	5,106	-
Proceeds from loans payable	317,260	15,756
Cash flows (used in) provided by financing activities	320,366	(17,854)

Net increase (decrease) in cash	137,857	(3,172)

Cash and cash equivalents, beginning of period	(83)	3,407

Cash and cash equivalents, end of period	137,774	$235

Supplemental disclosure of cash flow information:
Taxes paid	-	-
Interest paid	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

April 30, 2010

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

A.C. LaRocco, Inc. (‘LaRocco”) was formed in March 2010 and is a wholly owned subsidiary of the Company. LaRocco will operate the business that owns the organic pizza products.  The acquired assets as of March 2, 2010 and the related operations from March 2, 2010 through April 30, 2010 are included in the accompanying unaudited interim consolidated financial statements as of and the six months ended April 30, 2010.

Liquidity and Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.  For the six months ended April 30, 2010 and 2009, the Company generated net losses of $429,982 and $466,313, respectively.  As of April 30, 2010, the Company has an accumulated deficit of $4,820,766 and had cash of $137,774.

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

NOTE 2.

BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009 as filed with the SEC on February 16, 2010.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

April 30, 2010

Reclassifications

Certain amounts in the accompanying unaudited financial statements as of April 30, 2009 have been reclassified by the Company to conform to the April 30, 2010 presentation.  These reclassifications had no effect on the previously reported net loss.

Summary of Significant Accounting Policies

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

Inventory

As of April 30, 2010, the inventory is valued at the lower of actual cost or market, utilizing the first-in, first-out method.  The Company provides write-downs for finished goods expected to become non-saleable due to age and specifically identify and provide for slow moving products and packaging. As of April 30, 2010, the Company determined that there was no need for a reserve for obsolete inventory.

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

Depreciation expense was $6,169 and $5,189 for the six months ended April 30, 2010 and 2009, respectively.

Earnings per Share

The basic earnings (loss) per share are defined as the amount of earnings for the period available to each share of common stock outstanding during the reporting period. The diluted earnings per shares is the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period. The weighted average number of common shares outstanding is the number of shares determined by (a) the portion of time within a reporting period that common shares have been outstanding to (b) the total time in that period.  In computing diluted EPS, equivalent common shares are considered for all dilutive potential common shares.

The Company has not issued any options or warrants or similar securities since inception.  Potentially dilutive common shares of approximately 6,503,495 related to convertible loans were not included in the calculation for any periods presented as they are anti-dilutive.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

April 30, 2010

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the six months ended April 30, 2010 and 2009, respectively.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Advertising

Advertising is expensed as incurred. Advertising for the six months ended April 30, 2010 and 2009 was zero and $1,350, respectively.

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of April 30, 2010.

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

The weighted-average number of common shares outstanding for computing basic EPS for the six months ended April 30, 2010 and 2009 were 139,788,934 and 46,947,072, respectively.

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

Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.  The Company’s impairment analyses did not result in an impairment charge through April 30, 2010.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

April 30, 2010

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

With respect to state and local with limited exception, the Company and or its subsidiaries are no longer subject to income tax audits prior October 31, 2006.  In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years. Based on Management’s review of the Company’s tax position, the Company and or subsidiaries had no significant unrecognized tax liabilities as of April 30, 2010.

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

April 30, 2010

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

NOTE 4.

UNPAID PAYROLL TAXES AND FEDERAL TAX LIENS

As of April 30, 2010, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amount of $137,711 plus applicable interest and penalties.  The Internal Revenue Service has placed a Federal Tax Lien on the assets of the Company.  The Company is currently negotiating a payment plan with both tax authorities, however, no payments have been made as of April 30, 2010.

NOTE 5.

ADVANCES FROM RELATED PARTIES

As of April 30, 2010 and 2009, the outstanding balance on advances from related parties was $88,395 and $720,771, respectively.  All of the advances are documented as convertible notes payable.

During the six months ended $632,376 of these advances from related parties were converted to restricted common share of the Company.

NOTE 6.

ASSET PURCHASE AGREEMENT

In March 2010, the Company acquired certain assets of an operating company, which the Company will operate under a wholly-owned subsidiary, A.C. LaRocco, Inc.

The accompanying unaudited consolidated interim financial statements include purchased assets of $8,330 acquired as part of the transaction.  In addition, the income and expenses related to this newly formed subsidiary have been included in the operations since the date of inception.  Total revenue and net loss from the date of the acquisition through April 30, 2010 were $156,738 and $21,970, respectively.

NOTE 7.

PROVISION FOR INCOME TAXES

As of April 30, 2010, the Company provides for income taxes by the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.  This also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company has approximately $1,685,000 in gross deferred tax assets at April 30, 2010, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of April 30, 2010.  As of April 30, 2010, the Company has federal net operating loss carry forwards of approximately $4,215,000 available to offset future taxable income through 2030 subject to the filing of the Company’s United States Federal Income Tax Returns.

As of April 30, 2010, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

April 30, 2010

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

Based on Management’s review of the Company’s tax position, the Company and subsidiaries had no significant unrecognized tax liabilities as of April 30, 2010 and 2009, respectively.

NOTE 8.

NOTES PAYABLE

As of April 30, 2010 and 2009, the notes payable are as follows:

	April 30, 2010	April 30, 2009
Convertible loans bearing interest at a rate of 10% and due at various dates between November
2006 and April 2007. The notes are convertible into common shares at any time between the date of issue of the notes and their due dates at a conversion rate of $0.50 per share
or a total of 200,000 shares. The Company is currently negotiating extensions of these loans	$90,000	$90,000
Convertible loan bearing interest at a rate of 12% and due September 2008. The loan is convertible into common shares at any time at a conversion rate of $2.00 per share for a total
of 50,000 shares.	64,300	64,300
Convertible loan bearing interest at a rate of 10% and due November 30, 2008. The loan is convertible into common shares at any time at a conversion rate of $0.85 per share, for a total
of 58,823 shares.	50,000	50,000
Convertible loan bearing interest at a rate of 10% and due December 23, 2008. The loan is convertible into common shares at any time at a conversion rate of $0.95 per share, for a total
of 18,948 shares.	18,000	18,000
Convertible note bearing interest at a rate of 10% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company
at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	15,000	15,000
Convertible note bearing interest at a rate of 12% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company
at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	30,000	30,000
Convertible notes bearing interest at a rate of 10% and due April 2009. The note is convertible into common shares at any time at the option of the lender or the Company
at $0.45 per share or a 35% discount of the market price of the Company’s common shares.	35,000	35,000
Convertible notes bearing interest at a rate of 10% and due June 2009. The note is convertible into common shares at any time at the option of the lender or the
Company at $0.50 per share or a 25% discount of the market price of the Company’s
common shares.	15,000	15,000
Non-Convertible Short Term Loan bearing an interest rate of 12% due January 2009.	19,636	31,500
Non-Convertible Short Term Loan bearing an interest rate of 12% due February 2009.	-	7,410
Convertible note bearing interest at a rate of 12% due August 2012.	45,000	-
Convertible demand notes bearing interest at a rate of 5%. The note is convertible into common shares at any time at the option of the lender or the
Company at $0.01 per share or a 20% discount of the market price of the Company’s
common shares.	343,525	-
Total notes payable, current	725,461	356,210
Less: long - term portion	-	-
Total notes payable, current	$725,461	$356,210

As of April 30, 2010, the Company’s Chief Executive Officer had personally guaranteed $124,636 of the notes payable.

NOTE 9.

STOCKHOLDERS’ EQUITY

As of April 30, 2010 and 2009, there were 200,000,000 shares of Common Stock authorized at par value of $0.0001 per share; 200,000,000 and 64,695,471 shares of common stock outstanding, respectively.

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

April 30, 2010

value, on the date issued.  Awards granted to non-employee consultants will be subsequently re-measured to current fair value until performance is completed or a performance commitment exists.

Stock Issuances

Stock issuances for the six months ended April 30, 2010 and 2009 are as follows:

Six months ended April 30, 2010:

•

In March 2010, the Company issued 7,295,060 shares of its common stock for services rendered to the Company and 56,922,544 shares of common stock for the conversion of debt.  These shares were issued under Section 4(2) of the Securities Act of 1933. The shares for services were valued by the Company at $72,951.  The shares issued for conversion of debt were valued by the Company at $453,944.

•

In February 2010, the Company issued 1,500,000 shares of its common stock for services rendered to the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. The shares for services were valued by the Company at $15,000.

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

Six months ended April 30, 2009:

•

In April 2009 the Company issued 15,658,346 shares of its common stock for services rendered to the Company.  These shares were issued under Section 4(2) of the Securities Act of 1933. These shares were valued by the Company at $156,583.

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

NOTE 10.

COMMITMENTS

As of April 30, 2010 and 2009, the Company had no lease obligations.

NOTE 11.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying interim unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

April 30, 2010

As reflected in the accompanying quarterly financial statements, the Company experienced a net loss of $429,982 for the six months ended April 30, 2010 and a net loss of $466,313 for the six months ended April 30, 2009, along with an accumulated deficit of $4,820,766 as of April 30, 2010.

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

NOTE 12.

SUBSEQUENT EVENTS

As of June 10, 2010, the date the quarterly consolidated financial statements were available to be issued, there are no subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the three months ended April 30, 2010.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

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

As of April 30, 2010, the Company had current assets of $423,894 that includes $137,774 cash, net accounts receivable of $77,682 and inventory of $177,438.  Management believes that the liquid cash and other liquid assets on hand as of April 30, 2010 are not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our audited financial statements contained in our annual report as of and for the two years ended October 31, 2009, as reported on Form 10-K filed with the SEC on February 16, 2010, have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

The Company’s auditors’ in their audit report as of and for the two years ended October 31, 2009 contained in Form 10-K filed with the SEC on February 16, 2010 expresses substantial doubt that the Company will continue as a going concern.

Recent Events in the Second Quarter

In March 2010, the Company entered into the business of marketing and distributing all natural and organic, whole grain, heart healthy pizzas, including organic thin pizzas with sprouted grain crust with the acquisition of certain assets of Take and Bake, Inc., a Washington limited liability company, doing business as A.C. LaRocco Pizza Company (“Seller”). The acquisition calls for the payment of cash over a five year period and stock (to be issued).  The Sellers’s two principals have been retained in sales and marketing capacities. To affect its new business, the Company formed A.C. LaRocco, Inc. (a Delaware corporation). See the Current Report on to Form 8-K filed by the Company on April 30, 2010.

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

We have been purchasing a minimum number of products (coffee, health and coffee and salsa), and anticipate sales that will provide revenues for operations. The revenue generated from these sales will be used to make additional product purchases and minimally fund our operations.

We estimate that our cash and other current assets as of April 30, 2010, of approximately $423,894 will only be sufficient to meet our short term needs for approximately four months.  If we are unable to raise the required financing, we will be delayed in commencing our business plan. Currently, because we are considered a new business with limited credit history with vendors, suppliers, manufacturers, packagers and food producers, we must pay for our purchases “up front” and are not granted credit terms. This will continue until we have established a satisfactory credit history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. Our inability to obtain credit from such providers has a significant impact upon our liquidity and our ability to utilize funds for other purposes. Similarly, if and when we hire salesmen and /or additional personnel, including management and sales personnel, the cost related to such hiring will have a significant impact on our liquidity and deployment of funds.

Results of Operations for the Three Months Ending April 30, 2010 and April 30, 2009.

For the quarter ended April 30, 2010, we recorded revenues of $170,804 versus revenues of $7,522 in the same period of 2009. The increase in revenues is attributed to the acquisition of certain assets of AC LaRocco Pizza Company and increase in marketing initiatives and sales of the bars.

Gross profit defined as revenues less cost of goods sold, was $28,419 for the quarter ended April 30, 2010, compared to $3,756 for the quarter ended April 30, 2009.  The difference is attributed to the fact that there was an increase in revenues of our products.

We incurred operating expenses in the amount of $203,214 for the quarter ended April 30, 2010, and $291,936 for the quarter ended April 30, 2009.  This increase in operating expenses is attributed to the Company’s increase in non-cash activity, such as share issuances for services rendered, as well as the addition of the acquisition and related expenses.

Our net loss was $214,820 for the quarter ended April 30, 2010 which was a decrease from $312,729 for the quarter ended April 30, 2009.  The decrease was primarily a result of an increase in revenues and gross profit.

Results of Operations for the Six Months Ending April 30, 2010 and April 30, 2009.

For the six months ended April 30, 2010, we recorded revenues of $188,693 versus revenues of $48,159 in the same period of 2009. The increase in revenues is attributed to the acquisition of certain assets of AC LaRocco Pizza Company and increase in marketing initiatives and sales of the bars.

Gross profit defined as revenues less cost of goods sold, was $35,097 for the six months ended April 30, 2010, compared to $12,845 for the six months ended April 30, 2009.  The difference is attributed to the fact that there was an increase in revenues of products.

We incurred operating expenses in the amount of $395,789 for the six months ended April 30, 2010, and $431,261 for the six months ended April 30, 2009.  This increase in operating expenses is attributed to the Company’s increase in non-cash activity, such as share issuances for services rendered, as well as the addition of the acquisition and related expenses.

Our net loss was $429,982 for the six months ended April 30, 2010, which was an increase from $466,313 for the six months ended April 30, 2009.  The increase was primarily a result of increase in revenues and gross profit.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Six Months Ended
	April 30, 2010	April 30, 2009
Net cash (used in) provided by operating activities	$(174,179)	$14,682
Net cash (used in) investing activities	$(8,330)	$-
Net cash provided (used in) financing activities	$320,366	$(17,854)
Net increase in cash and cash equivalents	$137,857	$(3,172)
Cash and cash equivalents, beginning of period	$(83)	$3,407
Cash and cash equivalents, end of period	$137,774	$235

Liquidity and Capital Resources

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

At April 30, 2010, we had current assets of $423,894 including $137,774 cash, inventory of $177,438 and accounts receivable of $77,682.  We had net fixed assets with a net book value of $37,774.

Off Balance Sheet Arrangements

As of April 30, 2010, we do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Seasonality

Our operating results are not affected by seasonality.

Inflation

 We do not believe that inflation had a significant impact on our results of operations for the periods presented.

Principal Commitments

As of April 30, 2010, we did not have any material commitments for capital expenditures.

Critical Accounting Policies

Our interim unaudited consolidated financial statements as of April 30, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods covered.

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure about Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies. In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. A summary of accounting policies that have been applied to the historical financial statements can be found in note no. 2 to our unaudited interim consolidated financial statements contained elsewhere in the Form 10-Q

We evaluate our estimates on an on-going basis. The most significant estimates relate to intangible assets, deferred financing and issuance costs, and the fair value of financial instruments. We base our estimates on historical company and industry experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from those estimates.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

●

We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of chief executive officer and chief financial officer. While this control deficiency did result in audit adjustments to our 2008 and 2009 annual financial statements, additionally, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon sufficient additional financing, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The above statement notwithstanding, shareholders and prospective investors should be aware that an investment in our business is extremely high risk and investors should be aware that his or her entire investment in the Company may be lost. The many risks that exist with respect to the Company and its business include, but are not limited to: its limited assets, dependence upon its sole officer who has other unrelated business interests, lack of significant revenues and only losses since inception, industry risks, the need for additional capital; risks inherent in obtaining its products from sources outside the United States such as political and economic unrest and instability, the threat of military actions and terrorist activities; among other factors. The Company’s management is aware of these risks and has established the minimum controls and procedures to insure adequate risk assessment and execution to reduce loss exposure.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Six months ended April 30, 2010:

•

During the quarter ended April 30, 2010, the Company had a total of $319,320 loaned to the Company, in the form of convertible demand notes (“the Notes”). The Notes contain a conversion feature of the lower of a price of $0.01 per share or a 20% discount to the market price.  The Notes have certain restrictions; such as, the total percentage of the common shares received upon conversion cannot total more than 4.9% of the outstanding common shares of the Company.

•

In March 2010, the Company issued 7,295,060 shares of its common stock for services rendered to the Company and 56,922,544 shares of common stock for the conversion of debt.  These shares were issued under Section 4(2) of the Securities Act of 1933. The shares for services were valued by the Company at $72,951.  The shares issued for conversion of debt were valued by the Company at $453,944.

•

In February 2010, the Company issued 1,500,000 shares of its common stock for services rendered to the Company. These shares were issued under Section 4(2) of the Securities Act of 1933. The shares for services were valued by the Company at $15,000.

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

Item 3.  Defaults Upon Senior Securities.

N/A

Item 4. Removed and Reserved

Item 5.  Other Information.

N/A

Item 6. Exhibits.

Exhibit No.	Description

31.1

Certification by Michael Jordan Friedman, the Principal Executive Officer and Principal Financial Officer of Fresh Harvest Products, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification by Michael Jordan Freidman, the Principal Executive Officer and Principal Financial Officer of Fresh Harvest Products, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: June 10, 2010

FRESH HARVEST PRODUCTS, INC.

/s/ Michael Jordan Freidman

Michael Jordan Friedman

Chief Executive Officer, President and Chairman

(Principal Executive Officer)

(Principal Financial/Accounting Officer)