Form 10-Q
period 2010-07-31
Fresh Harvest Products, Inc.
filed 2010-09-20
CIK 1331612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31,  2010

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes o No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of September 17, 2010, the registrant had 200,000,000 shares of common stock outstanding.

FORWARD LOOKING STATEMENTS.

Unless stated otherwise or the context otherwise requires, the words “we,” “us,” “our,” the “Company” or “Fresh Harvest” in this Quarterly Report on Form 10-Q collectively refers to Fresh Harvest Products, Inc., a New Jersey corporation (the “Parent Company”), and its subsidiaries. The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” relating to the Company, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These “forward looking statements” represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” or the negative or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements by their nature involve substantial risks and uncertainties, such as the affect of general economic and business conditions, our ability to implement our business and acquisition strategy, our ability to effectively integrate our acquisitions, competition, availability of key personnel, changes in, or the failure to comply with government regulations, and other risks detailed from time-to-time in the Company’s reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

FRESH HARVEST PRODUCTS, INC.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

4

Item 1.  Financial Statements

4

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

16

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

19

Item 4.  Controls And Procedures

19

PART II - OTHER INFORMATION

20

Item 1.   Legal Proceedings.

20

Item 1A.  Risk Factors.

20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.  Defaults Upon Senior Securities.

20

Item 4.  (Removed and Reserved)

20

Item 5.  Other Information.

20

Item 6.  Exhibits.

20

SIGNATURES

21

EXPLANATORY NOTE

These unaudited consolidated interim financial statements as of July 31, 2010 and for the nine months ended July 31, 2010 and 2009 include an adjustment of an increase of $140,461 to the accumulated deficit and the related common stock and additional paid in capital accounts as of November 1, 2007 for the effect of the restatement of the issuance of the 14,046,109 shares of common stock issued in February 2006.

This restatement does not affect the reported net loss for the nine months ended July 31, 2010 and 2009.

PART I

Item 1.     FINANCIAL STATEMENTS

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	July 31, 2010	October 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$25,525	$-
Accounts receivable, net	157,412	8,759
Prepaid expenses	22,750	-
Inventory	163,728	43,358
Total current assets	369,415	52,117

Fixed assets
Equipment, net	38,163	35,610
Total assets	$407,578	$87,727

LIABILITIES AND DEFICIENCY IN ASSETS
Current liabilities
Book overdraft	$-	$83
Accounts payable, trade	86,966	103,914
Accrued expenses	669,892	447,077
Loans payable, related parties	90,739	720,771
Loans payable, current portion	969,867	381,936
Accrued wages and related taxes payable	550,773	563,359
Total current liabilities	2,368,237	2,217,140
Total Liabilities	2,368,237	2,217,140

Commitments and Contingencies	-	-

Deficiency in assets
Common stock - $0.0001 par value, 200,000,000 shares,
authorized; 200,000,000 and 82,137,182 issued and outstanding	20,000	8,215
Additional paid in capital	3,389,301	2,452,570
Accumulated deficit	(5,369,960)	(4,590,197)
Total deficiency in assets	(1,960,659)	(2,129,413)
Total liabilities and deficiency in assets	$407,578	$87,727

The financial information presented herein has been prepared by management without audit by independent certified public accountants
See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

		For the three		For the three		For the nine		For the nine
		months ended		months ended		months ended		months ended
		July 31, 2010		July 31, 2009		July 31, 2010		July 31, 2009

Revenue, net		$282,427		$19,108		$463,085		$67,267

Cost of goods sold		209,961		13,555		377,787		48,848

Gross profit		72,466		5,554		85,298		18,420

Operating expenses
Salaries and wages		75,936		-		148,692		165,000
Sales and marketing expenses		114,669		60,879		188,747		186,914
Legal and professional fees		141,803		36,004		211,148		111,387
General & administrative		53,422		10,112		210,767		76,005
Total operating expenses		385,830		106,995		759,354		539,306

Income (loss) from operations		(313,364)		(101,441)		(674,056)		(520,886)

Other income (expenses)
Interest		(33,413)		(22,229)		(96,534)		(42,708)
Depreciation expense		(3,003)		(2,853)		(9,173)		(8,042)
Total other income (expenses)		(36,416)		(25,082)		(105,707)		(50,750)

Income (loss) before provision for income taxes		(349,780)		(126,523)		(779,763)		(571,636)

Provision for income taxes		-		-		-		-

Net (loss) income		$(349,780)		$(126,523)		$(779,763)		$(571,636)

Basic and diluted earnings (loss) per common share
per common share	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average common shares
outstanding (basic and diluted)		200,000,000		72,941,656		160,079,843		55,470,172

		Nil < ($.01)

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months	Nine months
	ended	ended
	July 31, 2010	July 31, 2009
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(779,763)	$(571,636)
Adjustments to reconcile net loss to provided by
(used in) operating activities:
Stock issued for services	180,956	202,502
Stock issued for conversion of debt	720,444	65,100
Stock issued for acquisition of assets	-	51,075
Depreciation and amortization	(9,173)	8,042
Merger costs	-	4,000
(Increase) decrease in assets:
Accounts receivable	(148,653)	39,090
Prepaid expenses	(22,750)
Inventory	(120,370)	(5,566)
Increase (decrease) in liabilities:
Accounts payable	(16,948)	(3,712)
Accrued expenses payable	222,815	106,679
Payroll and related taxes payable	(12,586)	153,249
Cash flows provided by operating activities	13,973	48,823

Cash flows from investing activities
Purchase of fixed assets	(8,330)	(14,940)
Cash flows (used in) investing activities	(8,330)	(14,940)

Cash flows from financing activities
Repayment of loans payable	(2,000)	(62,214)
Advances from related parties, net	5,106	18,433
Proceeds from loans payable, net of conversions	16,859	6,521
Cash flows provided by (used in) financing activities	19,965	(37,260)

Net increase (decrease) in cash	25,608	(3,377)
Cash, beginning of period	(83)	3,418
Cash, end of period	$25,525	$41
Supplemental disclosure of cash flow information:
Taxes paid	-	-
Interest paid	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

July 31, 2010

NOTE 1.

GENERAL ORGANIZATION AND BUSINESS

Fresh Harvest Products, Inc., a New Jersey corporation (the “Parent Company”), and its subsidiaries (collectively referred to as “we”, “us”, “our”, the “Company” or “Fresh Harvest””), are engaged in the proprietary development, sales and marketing of organic and natural food and beverage products.

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc.  The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”).  Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger.  In addition, in December 2007, the Parent Company’s charter was revoked by the State of New Jersey for failure to file annual reports.  New York FHP was also delinquent in New York, as of July 31, 2010, for failure to file a biennial report which was due in 2008.  As a result, as of the date of this Quarterly Report on Form 10-Q, the Parent Company and FHP New York had not completed the Merger.  The Parent Company intends to make the required filings to complete the Merger and is working diligently to remediate these issues.

Effective November 1, 2007, the Company was no longer a development stage company.

We sell our products to consumers through local, regional and national supermarkets, retailers, distributors, brokers, wholesalers and an online web-store.

Our strategy is to focus on finding and developing and selling organic and natural food and beverage products.  Part of this strategy is to have the “Wings of Nature™” name branded on all of our products, as well acquiring other natural and organic food brands.

Wings of Nature, LLC, formed in August 2009, is a wholly owned subsidiary of the Parent Company.

The Company has limited capital resources and has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.  As of July 31, 2010, the Company has limited cash available for operations and has a working capital deficit of $5,369,960.  Management believes that cash on hand as of July 31, 2010 is not sufficient to fund operations through July 31, 2011.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

Acquisition of AC LaRocco Pizza Company

On March 2, 2010, the Parent Company simultaneously entered into the Asset Purchase Agreement (the “Asset Purchase Agreement”) dated March 2, 2010 among  the Parent Company,  Take and Bake, Inc., doing business as A.C. LaRocco Pizza Company (the “Seller”), Clarence Scott and Karen Leffler and acquired certain assets and liabilities of the Seller (the “Asset Acquisition”). The Seller was in the business of marketing and distributing all natural and organic, whole grain, heart healthy pizzas, including organic thin pizzas with sprouted grain crust.  The Parent Company believes that the purchase price for the assets acquired by the Parent Company pursuant to the Asset Purchase Agreement is 15,000,000 shares of common stock and monthly payments of $1,800 for a 60 month period. In April 2010, the Parent Company formed a wholly owned subsidiary, A.C. LaRocco, Inc., a Delaware corporation, for the purpose of implementing its new pizza business.  We refer to this subsidiary as “New A.C. LaRocco.”

As of the date of this Quarterly Report, the Parent Company had not issued the share consideration contemplated by the Asset Purchase Agreement.  The Parent Company’s Certificate of Incorporation authorizes 200,000,000 shares of common stock, of which, as of July 31, 2010, all 200,000,000 shares were issued and outstanding.  As a result, the Parent Company is

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

July 31, 2010

unable to issue the shares of common stock contemplated by the Asset Purchase Agreement until the number of the Parent Company’s authorized shares of common stock is increased.  An increase in the Parent Company’s authorized shares of common stock is dependent on the approval of the Parent Company’s shareholders.

On March 2, 2010, the parties to the Asset Purchase Agreement also entered into an Asset Acquisition Memorandum (the “Memorandum”).  The Memorandum provides, among other things, that the Parent Company is required to invest a minimum of $500,000 within six months of the closing date of the Asset Acquisition into New A.C. LaRocco, which payments may be made directly to New A.C. LaRocco or to anyone that the Seller and New A.C. LaRocco deem necessary.  As of July 31, 2010, the Parent Company had invested approximately $197,689 in New A.C. LaRocco.

The Memorandum further provides that a creditor of the Seller (the “Creditor”), is to maintain its priority security lien in all assets transferred in connection with the Asset Acquisition, including the AC LaRocco trade name and trademark logo until:

•

New AC LaRocco and/or the Parent Company completes performance of all obligations to the Creditor, including without limitation, the repayment of all indebtedness to the Creditor assumed by New A.C. LaRocco and the Parent Company under a Secured Promissory Note dated July 6, 2007 in the original principal amount of $218,356.94 (and with a principal balance of $129,384.59 on March 2, 2010), under trade invoices and as otherwise advanced or paid by the Creditor for the benefit of the Parent Company and/or New A.C. LaRocco or on their behalf;

•

The Creditor has no further commitment to the Parent Company and/or New A.C. LaRocco that could give rise to an obligation.

Upon payment of all indebtedness owed to the Creditor, the AC LaRocco name and logo would be transferred to New A.C. LaRocco Pizza Company in connection with the termination provisions of a Security Agreement executed in favor of the Creditor in connection with the Asset Acquisition.

Pursuant to the Memorandum, Clarence Scott and Karen Leffler are to maintain the AC LaRocco trade secrets and recipes until investment is made in full, at which point trade secrets and recipes are to be transferred to New A.C. LaRocco, subject to the aforementioned security interest.

NOTE  2.

 SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

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

Reclassifications

Certain amounts in the accompanying unaudited financial statements as of July 31, 2009 have been reclassified by the Company to conform to the July 31, 2010 presentation.  These reclassifications had no effect on the previously reported net loss.

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

July 31, 2010

and handling costs billed to customers are included in reported sales. Allowances for cash discounts are recorded in the period in which the related sale is recognized.

Valuation of Accounts and Charge-backs Receivable

The Company performs ongoing credit evaluations on existing and new customers daily. When it is determined that an amount included in accounts receivable is uncollectible it is written off as uncollectible. Credit losses have been within our expectations. The Company believes there are no credit exposures at this time.   There can be no assurance that the Company would have the same experience with the accounts receivables during different economic conditions, or with changes in business conditions, such as consolidation within the food industry and/or a change in the way the Company markets and sells products.

Inventory

Inventory is valued at the lower of actual cost or market, utilizing the first-in, first-out method.  The Company provides write-downs for finished goods expected to become non-saleable due to age and specifically identifies and provides for slow moving products and packaging. As of July 31, 2010, the Company determined that there was no need for a reserve for obsolete inventory.

Property and Equipment

Property and equipment is carried at cost and depreciated or amortized on a straight-line basis over their estimated useful life. The Company believes the asset lives assigned to its property and equipment is within the ranges/guidelines generally used in food manufacturing and distribution businesses.  Depreciation is provided for on a straight-line basis over the useful life of the assets of five years. Ordinary repairs and maintenance are expensed as incurred.

Depreciation expense was $9,173 and $8,042 for the nine months ended July 31, 2010 and 2009, respectively.

Earnings per Share

The basic earnings (loss) per share is defined as the amount of earnings for the period available to each share of common stock outstanding during the reporting period.  The diluted earnings per share is the amount of earnings for the period available to each share of common stock outstanding during the reporting period and to each share that would have been outstanding assuming the issuance of common shares for all dilutive potential common shares outstanding during the reporting period.  The weighted average number of common shares outstanding is the number of shares determined by (a) the portion of time within a reporting period that common shares have been outstanding to (b) the total time in that period.  In computing diluted earnings per share, equivalent common shares are considered for all dilutive potential common shares.

The Company has not issued any options or warrants or similar securities since inception.  Potentially dilutive common shares of approximately 6,503,495 related to convertible loans were not included in the calculation for any periods presented as they are anti-dilutive.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the nine months ended July 31, 2010 and 2009, respectively.

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

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

July 31, 2010

Advertising

Advertising is expensed when incurred. Advertising for the nine months ended July 31, 2010 was $0 compared to $1,350 for the three months ended July 31, 2009.

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of July 31, 2010.

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

The weighted-average number of common shares outstanding for computing basic EPS for the nine months ended July 31, 2010 and 2009 were 160,079,843 and 55,470,172, respectively.

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

Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.  The Company’s impairment analyses did not result in an impairment charge through July 31, 2010.

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

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

July 31, 2010

Accounting for Uncertain Tax Positions

The Company and or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, and local jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for the years prior to October 31, 2006.

With respect to state and local jurisdictions, with limited exception, the Company and or its subsidiaries are no longer subject to income tax audits prior October 31, 2006.  In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

Based on Management’s review of the Company’s tax position, the Parent Company and or subsidiaries had no significant unrecognized tax liabilities as of July 31, 2010.

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

July 31, 2010

assets and liabilities, as codified in ASC-820 (formerly FSP 157-2, “Effective Date of FASB Statement No. 157”), has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 4.

UNPAID PAYROLL TAXES

As of July 31, 2010, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amount of $137,711 plus applicable interest and penalties.  The Internal Revenue Service has placed a federal tax lien on the assets of the Company.  The Company is currently negotiating a payment plan with both tax authorities, however, no payments have been made as of July 31, 2010.

NOTE 5.

ADVANCES FROM RELATED PARTIES

As of July 31, 2010 and October 31, 2009, the outstanding balance on advances from related parties was $90,739 and $720,771, respectively.

During the nine months ended $630,032 of these advances from related parties were converted to restricted common share of the Company.

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

NOTE 7.

PROVISION FOR INCOME TAXES

As of July 31, 2010, the Company provides for income taxes by the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.  This also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company has approximately $2,094,000 in gross deferred tax assets at July 31, 2010, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of July 31, 2010.  As of July 31, 2010, the Company has federal net operating loss carry forwards of approximately $5,300,000 available to offset future taxable income through 2030 subject to the filing of the Company’s United States Federal Income Tax Returns.

As of July 31 2010, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%
Income tax rate – net	0%

The Parent Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, and local jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for the years prior to October 31, 2006.  With respect to state and local jurisdictions, with limited exception, the Parent Company and or its subsidiaries are no longer subject to income tax audits prior to October 31, 2006.  In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

July 31, 2010

Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

Based on management’s review of the Company’s tax position, the Parent Company and subsidiaries had no significant unrecognized tax liabilities as of July 31, 2010 and 2009, respectively.

NOTE 8.

LOANS PAYABLE

Loans payable consist of the following:

July 31, 2010
Convertible loans (2005) bearing interest at a rate of 10% and due at various dates between November
2006 and April 2007. The notes are convertible into common shares at any time between the date of issue of the notes and their due dates at a conversion rate of $0.50 per share
or a total of 200,000 shares. The Company is currently negotiating extensions of these loans	$90,000

Convertible loan bearing interest at a rate of 12% and due September 2008. The loan is convertible
into common shares at any time at a conversion rate of $2.00 per share for a total of 50,000 shares	64,300

Convertible loan bearing interest at a rate of 10% and due November 30, 2008. The loan is convertible
into common shares at any time at a conversion rate of $0.85 per share, for a total of 58,823 shares.	50,000

Convertible loan bearing interest at a rate of 10% and due December 23, 2008. The loan is convertible
into common shares at any time at a conversion rate of $0.95 per share, for a total of 18,948 shares.	18,000

Convertible note bearing interest at a rate of 10% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company
at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	15,000

Convertible note bearing interest at a rate of 12% and due February 2009. The note is convertible into common shares at any time at the option of the lender or the Company
at a $0.50 per share or a 35% discount of the market price of the Company’s common shares.	30,000

Convertible notes bearing interest at a rate of 10% and due April 2009. The note is convertible into common shares at any time at the option of the lender or the Company
at $0.45 per share or a 35% discount of the market price of the Company’s common shares.	35,000

Convertible notes bearing interest at a rate of 10% and due June 2009. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or
a 25% discount of the market price of the Company’s common shares.	15,000

Non-Convertible Short Term Loan bearing an interest rate of 12% due January 2009.	19,636

Non-Convertible Short Term Loan bearing an interest rate of 12% due February 2009.	-

Convertible note bearing interest at a rate of 12% due August 2012.	45,000

Convertible demand notes bearing interest at a rate of 5%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20%
discount of the market price of the Company’s common shares	343,525

Note payable to contract manufacturer and other vendors with various terms	147,406

Convertible demand notes bearing interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of
the market price of the Company’s common shares due and payable two years from the date of the note.	97,000

Total	969,867
Less: long - term portion	-
Total notes payable, current	$969,867

The conversion of debt to equity through the issuance of common shares is intended to be treated as a decrease in either current or long term liabilities in the amount of the loan plus accrued interest, and an increase in common stock and Additional Paid in Capital.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

July 31, 2010

The CEO of the Company has personally guaranteed $124,636 of the notes.

NOTE 9.

STOCKHOLDERS’ EQUITY

As of July 31, 2010 and 2009, the Parent Company had authorized 200,000,000 shares of Common Stock at par value of $0.0001 per share.

As of July 31, 2010 and 2009 there were 200,000,000 and 82,137,182 shares of common stock outstanding.

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

Stock Issuances

Stock issuances for the nine months ended July 31, 2010 and 2009 are as follows:

Nine  months ended July 31, 2010:

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

July 31, 2010

Nine  months ended July 31, 2009:

•

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

NOTE 10.

COMMITMENTS

As of July 31, 2010 and 2009, the Company had no lease obligations.

NOTE 11.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying unaudited interim financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

As reflected in the accompanying quarterly financial statements, the Company experienced a net loss of $349,781 for the quarter ended July 31, 2010 and an accumulated deficit of $5,369,960 as of July 31, 2010.

Management believes that additional capital will be required to fund operations through the year ended October 31, 2010 and beyond, as it attempts to generate increasing revenue, and develop new products. Management intends to attempt to raise capital through additional equity offerings. The Company’s ability to raise additional common equity capital is dependent on the approval of the Company’s shareholders of an increase in the authorized common stock of the Company. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying annual financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 12.

SUBSEQUENT EVENTS

As of September 20, 2010, the date the quarterly consolidated financial statements were available to be issued, there are no subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the three months ended July 31, 2010.

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

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition  and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc.  The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”).  Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger.  In addition, in December 2007, the Parent Company’s charter was revoked by the State of New Jersey for failure to file annual reports.  New York FHP was also delinquent in New York, as of July 31, 2010, for failure to file a biennial report which was due in 2008.  As a result, as of the date of this Quarterly Report on Form 10-Q, the Parent Company and FHP New York had not completed the Merger.  The Parent Company intends to make the required filings to complete the Merger and is working diligently to remediate these issues.

 Since December 16, 2005, our business plan has been to develop proprietary products to sell, market and distribute.  Some of our products include: organic snack and coffee bars that have no refined sugar, are cholesterol free, trans fat free, low in sodium and gluten free and organic coffee from South America and Africa.  Our goal is to bring healthy, great tasting organic food products at affordable prices to the mass markets.  We are now selling the product line to select supermarkets chains in the eastern part of the United States.

Our primary efforts have been devoted to selling our line of organic food and beverage products and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future.

As of July 31, 2010, the Company had current assets of $369,415 that includes $25,525 cash, net accounts receivable of $157,412 and inventory of $163,728.  Management believes that the liquid cash and other liquid assets on hand as of July 31, 2010 are not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

In our audited financial statements as of and for the two year period ended October 31, 2009, our auditors expressed a going concern for our company as of those dates.  The unaudited interim financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

Results of Operations for the Three Months Ending July 31, 2010 and July 31, 2009.  Financial Information from Comparative Quarters

For the quarter ended July 31, 2010, we recorded revenues of $282,427 versus revenues of $19,108 in the same period of 2009. The increase in revenues is attributed to the acquisition of the AC LaRocco Pizza Company on March 2, 2010.

Gross profit defined as revenues less cost of goods sold, was $72,466 for the quarter ended July 31, 2010, compared to $5,554 for the quarter ended July 31, 2009.  The difference is attributed to the acquisition of the AC LaRocco Pizza Company on March 2, 2010.

We incurred operating expenses in the amount of $385,830 for the quarter ended July 31, 2010, and $106,995 for the quarter ended July 31, 2009.  This increase in operating expenses is attributed to the Company’s acquisition of the AC LaRocco Pizza Company on March 2, 2010 and related expenses.

Our net loss was $349,781 for the quarter ended July 31, 2010 which was an increase from $126,523 for the quarter ended July 31, 2009.  The increase was primarily a result of an increase in operating expenses.

Results of Operations for the Nine Months Ending July 31, 2010 and July 31, 2009.  Financial Information from Comparative Quarters

For the nine months ended July 31, 2010, we recorded revenues of $463,085 versus revenues of $67,267 in the same period of 2009. The increase in revenues is attributed to the acquisition of the AC LaRocco Pizza Company on March 2, 2010.

Gross profit defined as revenues less cost of goods sold, was $85,298 for the nine months ended July 31, 2010, compared to $18,420 for the nine months ended July 31, 2009.  The difference is attributed to the acquisition of the AC LaRocco Pizza Company on March 2, 2010.

We incurred operating expenses in the amount of $759,354 for the nine months ended July 31, 2010, and $539,306 for the nine months ended July 31, 2009.  This increase in operating expenses is attributed to the Company’s increase in non-cash activity, such as share issuances for services rendered, as well as the acquisition of the AC LaRocco Pizza Company on March 2, 2010.

Our net loss was $779,762 for the nine months ended July 31, 2010 which was an increase from $571,636 for the nine months ended July 31, 2009.  The increase was primarily a result of increase in operating expenses.

Financial Condition and Liquidity

Since inception, we have not been able to finance our business from cash flows from operations and have been reliant upon loans and proceeds from the sale of equity which may not be available to us in the future, or if available, on reasonable terms. Accordingly, if we are unable to obtain funding from loans and the sale of our equity, it is unlikely that we will be able to continue as a going concern.  The Company’s ability to raise additional common equity capital is dependent on the approval of the Company’s shareholders of an increase in the authorized common stock of the Company.

At July 31, 2010, we had current assets of $369,415 including $25,525 cash, inventory of $163,728 and accounts receivable of $157,412.  We had net fixed assets with a net book value of $38,163. As of July 31, 2010, we had current liabilities of $2,368,237.

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

We estimate that our cash and other current assets as of July 31, 2010, of approximately $369,415 will only be sufficient to meet our short term needs for approximately four months.  If we are unable to raise the required financing, we will be delayed in commencing our business plan. Currently, because we are considered a new business with limited credit history with vendors, suppliers, manufacturers, packagers and food producers, we must pay for our purchases “up front” and are not granted credit terms. This will continue until we have established a satisfactory credit history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. Our inability to obtain credit from such providers has a significant impact upon our liquidity and our ability to utilize funds for other purposes. Similarly, if and when we hire salesmen and /or additional personnel, including management and sales personnel, the cost related to such hiring will have a significant impact on our liquidity and deployment of funds.

	For the Nine Months Ended
	July 31, 2010	July 31, 2009
Net cash (used in) provided by operating activities	$13,973	$48,823

Net cash (used in) investing activities	$(8,330)	$(14,940)

Net cash provided (used in) financing activities	$19,965	$(37,260)

Net increase in cash and cash equivalents	$25,608	$(3,377)

Cash and cash equivalents, beginning of period	$(83)	$3,418

Cash and cash equivalents, end of period	$25,525	$41

Acquisition of AC LaRocco Pizza Company

On March 2, 2010, the Parent Company simultaneously entered into the Asset Purchase Agreement (the “Asset Purchase Agreement”) dated March 2, 2010 among  the Parent Company,  Take and Bake, Inc., doing business as A.C. LaRocco Pizza Company (the “Seller”), Clarence Scott and Karen Leffler and acquired certain assets and liabilities of the Seller (the “Asset Acquisition”). The Seller was in the business of marketing and distributing all natural and organic, whole grain, heart healthy pizzas, including organic thin pizzas with sprouted grain crust.  The Parent Company believes that the purchase price for the assets acquired by the Parent Company pursuant to the Asset Purchase Agreement is 15,000,000 shares of common stock and monthly payments of $1,800 for a 60 month period. In April 2010, the Parent Company formed a wholly owned subsidiary, A.C. LaRocco, Inc., a Delaware corporation, for the purpose of implementing its new pizza business.  We refer to this subsidiary as “New A.C. LaRocco.”

As of the date of this Quarterly Report, the Parent Company had not issued the share consideration contemplated by the Asset Purchase Agreement.  The Parent Company’s Certificate of Incorporation authorizes 200,000,000 shares of common stock, of which, as of July 31, 2010, all 200,000,000 shares were issued and outstanding.  As a result, the Parent Company is unable to issue the shares of common stock contemplated by the Asset Purchase Agreement until the number of the Parent Company’s authorized shares of common stock is increased.  An increase in the Parent Company’s authorized shares of common stock is dependent on the approval of the Parent Company’s shareholders.

On March 2, 2010, the parties to the Asset Purchase Agreement also entered into an Asset Acquisition Memorandum (the “Memorandum”).  The Memorandum provides, among other things, that the Parent Company is required to invest a minimum of $500,000 within six months of the closing date of the Asset Acquisition into New A.C. LaRocco, which payments may be made directly to New A.C. LaRocco or to anyone that the Seller and New A.C. LaRocco deem necessary.  As of July 31, 2010, the Parent Company had invested approximately $197,689 in New A.C. LaRocco, which is $202,311 less than the Memorandum provides will be paid by July 5, 2010.  Accordingly, the Company may not be in compliance with this provision of the Memorandum.

The Memorandum further provides that a creditor of the Seller (the “Creditor”), is to maintain its priority security lien in all assets transferred in connection with the Asset Acquisition, including the AC LaRocco trade name and trademark logo until:

•

New AC LaRocco and/or the Parent Company completes performance of all obligations to the Creditor, including without limitation, the repayment of all indebtedness to the Creditor assumed by New A.C. LaRocco and the Parent Company under a Secured Promissory Note dated July 6, 2007 in the original principal amount of $218,356.94 (and with a principal balance of $129,384.59 on March 2, 2010), under trade invoices and as otherwise advanced or paid by the Creditor for the benefit of the Parent Company and/or New A.C. LaRocco or on their behalf;

•

The Creditor has no further commitment to the Parent Company and/or New A.C. LaRocco that could give rise to an obligation.

Upon payment of all indebtedness owed to the Creditor, the AC LaRocco name and logo would be transferred to New A.C. LaRocco Pizza Company in connection with the termination provisions of a Security Agreement executed in favor of the Creditor in connection with the Asset Acquisition.

Pursuant to the Memorandum, Clarence Scott and Karen Leffler are to maintain the AC LaRocco trade secrets and recipes until investment is made in full, at which point trade secrets and recipes are to be transferred to New A.C. LaRocco, subject to the aforementioned security interest.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Principal Commitments

As of July 31, 2010, we did not have any material commitments for capital expenditures other than the investment required to be made with respect to New A.C. LaRocco as described above.

Critical Accounting Policies

Our interim unaudited consolidated financial statements as of July 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods covered.

A summary of accounting policies that have been applied to the historical financial statements can be found in note no. 2 to our consolidated unaudited financial statements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(e), our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

The above statement notwithstanding, shareholders and prospective investors should be aware that an investment in our business is extremely high risk and investors should be aware that his or her entire investment in the Company may be lost. The many risks that exist with respect to the Company and its business include, but are not limited to: its limited assets, dependence upon its sole officer who has other unrelated business interests, lack of revenues and only losses since inception, industry risks, the need for additional capital, risks inherent in obtaining its products from sources outside the United States such as political and economic unrest and instability, the threat of military actions and terrorist activities, among other factors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

See the disclosure under Note 8 to the Company's consolidated unaudited financial statements with respect to the Company's past due loans.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit	Description

10.1	Asset Acquisition Memorandum dated March 2, 2010 among Fresh Harvest Products, Inc., Take & Bake Inc d/b/a AC LaRocco Pizza Company, Clarence Scott and Karen Leffler

10.2	La Rocco Security Agreement dated September 15, 2004

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fresh Harvest Products, Inc.

(Registrant)

/s/ Michael Jordan Friedman

_______________________________________

Michael Jordan Friedman, Chief Executive Officer and Chief Financial Officer

Date: September 20, 2010