Form 10-K
period 2010-10-31
Fresh Harvest Products, Inc.
filed 2011-02-15
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  October 31, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act . ☐ Yes ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (April 30, 2010):  $7,457,958 (191,229,693 shares at a per share price of $.039)

As of February 14, 2011, there were 200,000,000 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

TABLE OF CONTENTS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

3

PART I

4

ITEM 1.  DESCRIPTION OF BUSINESS

4

ITEM 1A. RISK FACTORS

8

ITEM 1B. UNRESOLVED STAFF COMMENTS

14

ITEM 2. DESCRIPTION OF PROPERTIES

14

ITEM 3. LEGAL PROCEEDINGS

14

ITEM 4. (Removed and Reserved)

14

PART II

15

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON STOCK

15

ITEM 6. SELECTED FINANCIAL DATA

15

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

16

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

23

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

44

ITEM 9A. CONTROLS AND PROCEDURES

44

ITEM 9B. OTHER INFORMATION

45

PART III

46

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

46

ITEM 11. EXECUTIVE COMPENSATION

49

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

50

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND

DIRECTOR INDEPENDENCE

50

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

51

PART IV

52

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

52

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless stated otherwise or the context otherwise requires, the words “we,” “us,” “our,” the “Company” or “Fresh Harvest” in this Annual Report on Form 10-K collectively refers to Fresh Harvest Products, Inc., a New Jersey corporation (the “Parent Company”), and its subsidiaries. The information in this Annual Report on Form 10-K contains “forward-looking statements” relating to the Company, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

This report contains information that may be deemed forward-looking, that is based largely on the Company’s current expectations, and is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated.

Among such risks, trends and other uncertainties, which in some instances are beyond its control, may be the Company’s ability to generate cash flows and maintain liquidity sufficient to service its debt, and comply with or obtain amendments or waivers of the financial covenants contained in its credit facilities, if necessary. Other risks and uncertainties include the impact of continuing adverse economic conditions, potential changes in the organic food industry, energy costs, interest rates and the availability of credit, labor costs, legislative and regulatory rulings and other results of operations or financial conditions, increased capital and other costs, competition and other risks detailed from time to time in the Company’s publicly filed documents.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

Fresh Harvest Products, Inc. is a corporation formed in the State of New Jersey.  We are a developer of proprietary brands and a marketer of organic and natural food products. We have set out on a course to make our “Wings of Nature™” and “AC LaRocco” brands, national brands of organic and natural foods that will attract consumers because of high quality and affordable pricing.  We believe that our management team is intimately knowledgeable about the functions of a marketer in the food industry.

We intend to merge and/or acquire marketers of organic and natural products that we would then  plan to sell through distributors and retail food outlets.  The timing is important because we believe that the consumers that we have targeted are actively looking for quality organic food offerings, and the stores in which they shop are responding to their demands by allocating shelf space for this rapidly expanding segment of the food market.  In August 2009, we formed Wings of Nature, LLC in the State of New York and it is a wholly-owned subsidiary of the Parent Company.  In April 2010, the Parent Company formed a wholly-owned subsidiary, A.C. LaRocco, Inc. (“New A.C. LaRocco”) in the State of Delaware for the purpose of implementing its new pizza business.

We sell our products to consumers at, what we believe are, reasonable prices through local, regional and national supermarkets, retailers, distributors, brokers, and wholesalers.

Our strategy is to focus on finding and developing and selling the best organic and natural food products in the world.  Part of this strategy is to have the “Wings of Nature™” or “AC LaRocco” names branded on our products, as well acquiring other natural and organic food brands.

Currently, our revenues are generated mainly from distributors and retailers.  Some of our distributors and retailers include:  the largest natural and organic food distributor in the U.S., and the largest natural and organic retailer in the U.S.

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc.  The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”).  Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger.  In addition, in December 2007, the Parent Company’s charter was revoked by the State of New Jersey for failure to file annual reports. As a result, as of the date of this Annual Report on Form 10-K, the Parent Company and FHP New York had not completed the Merger.  Effective February 8, 2011, the Parent Company’s charter with the State of New Jersey has been reinstated.  The Company intends to make the required filings to complete the Merger and is working diligently to remediate these issues.

THE MARKET IN ORGANIC AND NATURAL FOODS

We believe that the market for natural and organic foods is growing fast, and has begun to enter into mainstream retailing.  Organic food is sold in the majority of supermarkets, (Organic Trade Association’s 2010 Organic Industry Survey) and we believe that the market is ready to identify with a brand dedicated to quality, reasonably priced, great tasting organic packaged foods for both children and adults.

OVERVIEW OF THE ORGANIC AND NATURAL MARKET

U.S. Organic Industry Overview

Despite the economic recession that gripped the United States in 2009, the organic market continued to experience growth. In 2009, total U.S. organic consumer product sales grew 5.3% to reach $26.6 billion.  Organic sales growth continued to outpace total sales of comparable conventional food and non-food items by a significant margin. While organic food sales were up 5.1% in 2009, total food sales were up by only 1.6%. Organic non-food sales experienced 9.1% growth, while total comparable non-food item sales actually declined by 1%. (Source: Organic Trade Association’s 2010 Organic Industry Survey conducted 1/21/2010 – 3/3/2010.)

The $9.5 billion organic fruits & vegetables category, commanded 38% of the total organic food market in 2009. The category experienced the highest growth for any organic food category in 2009 with 11% growth, making it the only segment not recording diminished growth from 2008. Organic dairy and packaged and prepared foods were the big disappointments of 2009, both shrinking about 1%. With factors such as price drops for conventional milk, consumers trying to save money were put off by the wide price gaps of conventional vs. organic in categories such as dairy and meat. Source: (Organic Trade Association’s 2010 Organic Industry Survey)

The mass market channel commanded the lion’s share of organic food sales in 2009 with more than half (54%) of organic food passing through mainstream grocers, club stores and retailers. Natural retailers were the runners-up with 38% of total organic food sales, conceding some sales to mass market because many consumers assume—although not necessarily correctly—that organic products are cheaper in mass market. The farmers’ market/co-op/CSA channel, although small, generates a lot of buzz as consumers increasingly look for local and regional organic foods. Among other factors, wider distribution of organic products in various channels, as well as the growth of private label in the retail channels have contributed to shifts in the allotment of sales among the various channels. When reported in the 2006 OTA report (2005 sales), the natural grocery chains and regional natural and health food stores accounted for 47% of all sales, nearly 10% higher share than in 2009. Source: (Organic Trade Association’s 2010 Organic Industry Survey).  We believe that the growth of mass market channels looking for products may present opportunities for Fresh Harvest’s products to be placed in their stores.

Growing by 9.1% in 2009, the organic non-food category continues to outpace the growth of total non-food sales. The organic non-food market added $151 million in new sales dollars in 2009 to reach total sales of $1.8 billion.

Organic supplements edged out personal care as the largest organic non-food category in 2007 after a year of profound growth, and the category continues to hold the top spot with $634 million in U.S. consumer sales in 2009. Organic fiber, which includes linens, clothing, mattresses and other textiles, displaced personal care from the number two spot in 2008 and could soon threaten the supplement category for top billing, having crossed the $500 million threshold in 2009 and made significant inroads into the mainstream textiles market. The small, emerging categories of organic pet food, household cleaners and flowers have seen sizable sales increases over the last eight years, but are growing from a small base and still only account for 10% of non-food organic sales.

Source: The Organic Trade Association’s 2010 Organic Industry Survey

Material Agreement

On March 2, 2010, the Parent Company simultaneously entered into the Asset Purchase Agreement (the “Asset Purchase Agreement”) dated March 2, 2010 among  the Parent Company,  Take and Bake, Inc., doing business as A.C. LaRocco Pizza Company (the “Seller”), Clarence Scott and Karen Leffler and, the Company believes, acquired certain assets and liabilities of the Seller (as further described below) (the “Asset Acquisition”). The Seller was in the business of marketing and distributing all natural and organic, whole grain, heart healthy pizzas, including organic thin pizzas with sprouted grain crust.  The purchase price for the assets acquired by the Parent Company pursuant to the Asset Purchase Agreement is 15,000,000 shares of common stock (the “Share Consideration”) and monthly payments of $1,800 for a 60 month period.  In April 2010, the Parent Company formed a wholly owned subsidiary, A.C. LaRocco, Inc., a Delaware corporation, for the purpose of implementing its new pizza business.  We refer to this subsidiary as “New A.C. LaRocco.”

The assets acquired by the Company in the Asset Acquisition, included all of the assets of Seller constituting or used in connection with its business, except for certain excluded assets.  The assets excluded from the Asset Acquisition, included, among others: (i) receivables due to the Seller on March 2, 2010, (ii) cash and cash equivalents items on hand at the close of business on the closing date, (iii) accounts receivable earned from the operations of the business during the period beginning 60 days prior to the closing date and ending on the closing date, (iv) accounts receivable as to litigation commenced prior to the closing date against a debtor, (v) all judgments in favor of Seller in connection with the collection of accounts receivable and (vi) all  checkbooks,  stubs,  books of account , ledgers  and journals related to the prior operation of the Seller’s business.

As of October 31, 2010, the Parent Company had not issued the share consideration contemplated by the Asset Purchase Agreement.  The Parent Company’s Certificate of Incorporation authorizes 200,000,000 shares of common stock, of which, as of October 31, 2010, all 200,000,000 shares were issued and outstanding.  As a result, the Parent Company is unable to issue the shares of common stock contemplated by the Asset Purchase Agreement until the number of the Parent Company’s authorized shares of common stock is increased.  An increase in the Parent Company’s authorized shares of common stock is dependent on the approval of the Parent Company’s shareholders.

On March 2, 2010, the parties to the Asset Purchase Agreement also entered into an Asset Acquisition Memorandum (the “Memorandum”).  The Memorandum provides, among other things, that the Parent Company is required to invest a minimum of $500,000 within six months of the closing date of the Asset Acquisition into New A.C. LaRocco, which payments may be made directly to New A.C. LaRocco or to anyone that the Seller and New A.C. LaRocco deem necessary.  As of October 31, 2010, the Parent Company had invested approximately $207,651 in New A.C. LaRocco.

The Memorandum further provides that a creditor of the Seller (the “Creditor”), is to maintain its priority security lien in all assets transferred in connection with the Asset Acquisition, including the AC LaRocco trade name and trademark logo until:

·

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

The Seller now alleges, among other things, that the Parent Company has materially breached its agreement with the Seller, that the closing of the transactions described above did not occur and that the Parent Company has not paid the asset purchase price.  The Seller further contends that it has the right to terminate its agreement with the Parent Company and is free to negotiate another deal with anyone with whom it desires to contract.   The Seller has requested that the Parent Company enter into a rescission agreement with respect to the above described transaction. The Parent Company intends to vigorously defend itself in this matter if required to do so.

The Parent Company has been informed by the Creditor, among other things, that if the Parent Company does not promptly resolve its dispute with the Seller and take certain other steps outlined by the Creditor that the Creditor will declare a default under its Secured Promissory Note and related agreements and foreclose on the assets and exercise all other rights granted to Creditor under those instruments and applicable commercial law.

The bank account located in Spokane, Washington that the Parent Company is using for the operations of the New A.C. LaRocco is in the name of Take and Bake. Inc. dba AC LaRocco Pizza.  In February 2011, the Creditor and Contract Manufacturer that holds a security interest in the assets of this operating company notified the Parent Company that it would not change the depository bank account under its lock box agreement until the parties to the Asset Purchase Agreement and Asset Acquisition Memorandum resolve their dispute.

Products

The Company’s principal products for its Wings of Nature™ product line are health bars in three flavors; Cranberry Crunch, Almond Raisin and Espresso.  The bars are USDA Certified Organic, use no refined sugar, are cold processed, sweetened with agave nectar, Kosher, and have no trans fat.

The Company’s principal products for its AC LaRocco Pizza line are weight watchers friendly, diabetic friendly, heart healthy, made with Organic whole grain, high fiber, light in sodium and all natural with no artificial ingredients.

We do not anticipate having any disruptions in availability or sources of supply.  The Company has multiple customers and we do not believe that we are wholly dependent on any single customer at this time.  We have several large customers that although we are not wholly dependent on them if we were to lose them as customers it would significant impact our revenues.  The Company’s Wings of Nature™ bars are USDA Certified Organic and we need government approval in order for the bars to stay Certified Organic.

Competition

We operate in highly competitive product markets. Some of these markets are dominated by competitors with greater resources. In addition, we compete for limited retailer shelf space for our products. Larger competitors include mainstream food companies such as Dean Foods, General Mills, Inc., Nestle S.A., Kraft Foods Inc., Groupe Danone, Kellogg Company, Unilever PLC, Pepsico, Sara Lee Corporation, and large cereal producers such as Nature’s Path and Kashi.  Retailers also market competitive products under their own private labels such as Whole Foods.  Other well- known brands with which we compete are Newman’s Own, Eden Foods, Amy’s and Walnut Acres.  While many of these large manufacturers’ primary products are not organic, they do have organic offerings within their product portfolio.

Employees and Employment Agreements

Currently, the Company has five employees, including our President and Chief Executive Officer, two sales persons for our frozen pizza line, and two full time administrative assistants. Of these individuals, all are employed on a full-time basis and three are under employment contracts including our President and Chief Executive Officer for which his employment contract with the Company expired on October 31, 2010.  The Company and its President and Chief Executive Officer are currently in negotiations to execute a new employment agreement.

We anticipate retaining additional sales and marketing (as employees or consultants) and clerical personnel within the next 12 months, if and when our financial resources permit.

Seasonality

While our snack food product lines are stronger in the warmer months, our pizza product line primarily markets frozen pizza products and, as a result, its quarterly results of operations reflect seasonal trends resulting from increased demand for its frozen pizza products in the cooler months of the year. In years where there are warm winter seasons, our sales of cooler weather products, which typically increase in our second and third fiscal quarters, may be negatively impacted.

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

ITEM 1A.

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. An investor should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline or we may be forced to cease operations.

RISKS RELATED TO OUR BUSINESS

We have limited capital resources and have experienced net losses and negative cash flows and we expect these conditions to continue for the foreseeable future, as such we expect that we will need to obtain additional financing to continue to operate our business. Such financing may be unavailable or available only on disadvantageous terms, which could cause the Company to curtail its business operations and delay the execution of its business plan.

To date, we have not generated significant revenues.  Our net losses for the years ended October 31, 2010 and 2009 were $2,015,518 and $756,425 respectively. From inception through October 31, 2010, we had an accumulated deficit of $6,605,715.  Our revenues have not been sufficient to sustain our operations and we expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  As such, we expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse affect on our business.  The items discussed above raise substantial doubt about our ability to continue as a going concern.  We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our products achieve market acceptance and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

We are currently involved in a dispute with respect to our A.C. LaRocco pizza business.  Such dispute may have a materially adverse impact on us.

On March 2, 2010, the Parent Company simultaneously entered into the Asset Purchase Agreement (the “Asset Purchase Agreement”) dated March 2, 2010 among  the Parent Company,  Take and Bake, Inc., doing business as A.C. LaRocco Pizza Company (the “Seller”), Clarence Scott and Karen Leffler and, the Company believes, acquired certain assets and liabilities of the Seller (as further described below) (the “Asset Acquisition”). The Seller was in the business of marketing and distributing all natural and organic, whole grain, heart healthy pizzas, including organic thin pizzas with sprouted grain crust.  The purchase price for the assets acquired by the Parent Company pursuant to the Asset Purchase Agreement is 15,000,000 shares of common stock (the “Share Consideration”) and monthly payments of $1,800 for a 60 month period.  In April 2010, the Parent Company formed a wholly owned subsidiary, A.C. LaRocco, Inc., a Delaware corporation, for the purpose of implementing its new pizza business.  We refer to this subsidiary as “New A.C. LaRocco.”

The assets acquired by the Company in the Asset Acquisition, included all of the assets of Seller constituting or used in connection with its business, except for certain excluded assets.  The assets excluded from the Asset Acquisition, included, among others: (i) receivables due to the Seller on March 2, 2010, (ii) cash and cash equivalents items on hand at the close of business on the closing date, (iii) accounts receivable earned from the operations of the business during the period beginning 60 days prior to the closing date and ending on the closing date, (iv) accounts receivable as to litigation commenced prior to the closing date against a debtor, (v) all judgments in favor of Seller in connection with the collection of accounts receivable and (vi) all  checkbooks,  stubs,  books of account , ledgers  and journals related to the prior operation of the Seller’s business.

As of the date of filing of this Annual Report on Form 10-K, the Parent Company had not issued the share consideration contemplated by the Asset Purchase Agreement.  The Parent Company’s Certificate of Incorporation

authorizes 200,000,000 shares of common stock, of which, as of the date of filing of this Annual Report on Form 10-K, all 200,000,000 shares were issued and outstanding.  As a result, the Parent Company is unable to issue the shares of common stock contemplated by the Asset Purchase Agreement until the number of the Parent Company’s authorized shares of common stock is increased.  An increase in the Parent Company’s authorized shares of common stock is dependent on the approval of the Parent Company’s shareholders.

On March 2, 2010, the parties to the Asset Purchase Agreement also entered into an Asset Acquisition Memorandum (the “Memorandum”).  The Memorandum provides, among other things, that the Parent Company is required to invest a minimum of $500,000 within six months of the closing date of the Asset Acquisition into New A.C. LaRocco, which payments may be made directly to New A.C. LaRocco or to anyone that the Seller and New A.C. LaRocco deem necessary.  As of October 31, 2010, the Parent Company had invested approximately $207,651 in New A.C. LaRocco.

The Memorandum further provides that a creditor of the Seller (the “Creditor”), is to maintain its priority security lien in all assets transferred in connection with the Asset Acquisition, including the AC LaRocco trade name and trademark logo until:

·

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

The Seller now alleges, among other things, that the Parent Company has materially breached its agreement with the Seller, that the closing of the transactions described above did not occur and that the Parent Company has not paid the asset purchase price.  The Seller further contends that it has the right to terminate its agreement with the Parent Company and is free to negotiate another deal with anyone with whom it desires to contract.   The Seller has requested that the Parent Company enter into a rescission agreement with respect to the above described transaction. The Parent Company intends to vigorously defend itself in this matter if required to do so.

The Parent Company has been informed by the Creditor, among other things, that if the Parent Company does not promptly resolve its dispute with the Seller and take certain other steps outlined by the Creditor that the Creditor will declare a default under its Secured Promissory Note and related agreements and foreclose on the assets and exercise all other rights granted to Creditor under those instruments and applicable commercial law.

The bank account located in Spokane, Washington that the Parent Company is using for the operations of the New A.C. LaRocco is in the name of Take and Bake. Inc. dba AC LaRocco Pizza.  In February 2011, the Creditor and Contract Manufacturer that holds a security interest in the assets of this operating company notified the Parent Company that it would not change the depository bank account under its lock box agreement until the parties to the Asset Purchase Agreement and Asset Acquisition Memorandum resolve their dispute.

The A.C. LaRocco pizza business represents a substantial portion of the Company’s revenue and an unfavorable resolution of the above described dispute would have a materially adverse impact on us and seriously harm our business, financial condition, results of operations and cash flows.  Even if this dispute is finally resolved in our favor, the dispute may still result in substantial costs for us and may divert management’s attention and resources, which could seriously harm our business, financial condition, results of operations and cash flows.

We are currently in default with respect to various outstanding debt obligations, which if we fail to repay, could result in foreclosure upon our assets.

We are currently in default with respect to a number of our debt obligations.  In the event we are unable to repay such debt obligations, we could lose all of our assets and be forced to cease our operations.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock and our business.

We will require additional financing to fund future operations. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities may similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us which could have a materially adverse affect on our business.

Accrued and Unpaid Payroll Taxes

As of October 31, 2010, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of October 31, 2010 was approximately $215,000 subject to further penalties and interest.  The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York.

As of October 31, 2010, the New A.C. LaRocco had not filed to do business in the State of Washington.  In February 2011, the New A.C. LaRocco filed the requisite documents with the State of Washington.  As of October 31, 2010 and as of the date of the this filing on Form 10-K, the New A.C. LaRocco had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington in an approximate amount of $35,000 including estimated penalties and interest for non-filing and non-payment.

If we are unable to resolve these tax liabilities such failure could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

We have not yet completed our merger with New York FHP.

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc.  The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”).  Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger.  In addition, in December 2007, the Parent Company’s charter was revoked by the State of New Jersey for failure to file annual reports. As a result, as of the date of this Annual Report on Form 10-K, the Parent Company and FHP New York had not completed the Merger.  Effective February 8, 2011, the Parent Company’s charter with the State of New Jersey has been reinstated.  The Company intends to make the required filings to complete the Merger and is working diligently to remediate these issues.  A failure to complete the Merger could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

There is no assurance that the market will continue to accept our products which could have an adverse affect on our business.

There can be no assurance that our food products will be perceived as being superior to existing products or new products being developed by competing companies or that such products will otherwise be accepted by consumers. The market prices for our products may exceed the prices of competitive products. There can be no assurance that the prices of our products will be perceived by consumers as cost-effective or that the prices of such products will be competitive with existing or new competing products. If consumers do not accept our products, we may be unable to achieve profitability.

Other companies, many of which have greater resources than we have, may develop competing products which may cause our products to become noncompetitive which could have an adverse affect on our business.

We will be competing with firms that sell organic food products. In addition, additional potential competitors may enter the market in the future. Some of these current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, well-established business organizations and product lines and significantly greater resources. There can be no assurance that one or more such companies will not succeed in developing or marketing products that will render our products noncompetitive. If we fail to compete successfully, our business would suffer.

We may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business which have a material adverse affect on our business.

Our success is highly dependent on the continued services of certain skilled management and personnel. The loss of any of these individuals could have a material adverse effect on us. In addition, our success will depend upon, among other factors, the recruitment and retention of additional highly skilled and experienced management and personnel. There can be no assurance that we will be able to retain existing employees or to attract and retain additional personnel on acceptable terms given the competition for such personnel and our limited financial resources.  In addition, we are highly dependent on the services of our President and Chief Executive Officer, Michael Friedman, and Mr. Friedman devotes a portion of his time to unrelated business interests.

Our common stock is considered a “penny stock” and as a result, related broker-dealer requirements may hamper its trading and liquidity.

Our common stock is considered to be a “penny stock” since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the common stock trades at a price less than $5.00 per share; (ii) the common stock is not traded on a “recognized” national exchange; or (iii) the common stock is issued by a company with average revenues of less than $6.0 million for the past three (3) years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend our common stock to investors, thus hampering its liquidity.

Section 15(g) and Rule 15g-2 require broker-dealers dealing in penny stocks to provide potential investors with documentation disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the documents before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any of our shares.

Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.

We may have difficulty raising necessary capital to fund operations as a result of market price volatility for our shares of common stock.

 The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	new products by us or our competitors;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to integrate operations and products;
•	our ability to execute our business plan;
•	operating results below expectations;
•	industry developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

Because we have limited revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above listed factors.  In recent years, the securities markets in the U.S. have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If our business development plans are successful, we may require additional financing to continue to develop our products and to expand into new markets. The success of our products may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

We will not pay cash dividends and investors may have to sell their shares in order to realize their investment.

We do not intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and marketing of our products. As a result, investors may have to sell their shares of common stock to realize their investment.

Our business and future operating results may be adversely affected by events that are outside of our control.

Our business and operating results are vulnerable to interruption by events outside of our control, such as earthquakes, fire, power loss, telecommunications failures and uncertainties arising out of terrorist attacks throughout the world, the economic consequences of military action and the associated political instability, and the effect of heightened security concerns on domestic and international travel and commerce.

RISKS RELATING TO OUR INDUSTRY

We may be subject to significant liability which could materially harm our business should the consumption of any of our products cause illness or physical harm.

The sale of food products for human consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties or product contamination or spoilage. Under certain circumstances, we may be required to recall or withdraw products, which may lead to a material adverse effect on our business. Even if a situation does not necessitate a recall or market withdrawal, product liability claims might be asserted against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-packers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness in the future we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. A product liability judgment against us or a product recall could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

We rely on independent certification for a number of our food products, the loss of which could materially harm our business.

We rely on independent certification, such as certifications of our products as “organic”, to differentiate our products from others. The loss of any independent certifications could adversely affect our market position as a natural and organic food company, which could harm our business.

We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. For example, we can lose our “organic” certification if a manufacturing plant becomes contaminated with non-organic materials, or if it is not properly cleaned after a production run. In addition, all raw materials must be certified organic.

Consumer concern regarding the safety and quality of food products or health concerns could adversely affect sales of certain of our products.

If consumers in our principal markets lose confidence in the safety and quality of our food products, even without a product liability claim or a product recall, our business could be adversely affected. Consumers have been increasingly focused on food safety and health and wellness with respect to the food products that they buy. The food industry is also subject to scrutiny relating to genetically modified organisms and the health implications of obesity. We have been and will continue to be impacted by publicity concerning the health implications of food products generally, which could negatively influence consumer perception and acceptance of our products and marketing programs. Developments in any of these areas could cause our results to differ materially from results that are reflected in forward-looking statements herein.

The cost of compliance with organic regulations may adversely impact our profitability.

Our products are organic and are required to meet the standards set forth in the Organic Foods Production Act and the regulations adopted by the National Organic Standards Board. These regulations require strict methods of production for organic food products and limit the ability of food processors to use non-organic or synthetic materials in the production of organic foods or in the raising of organic livestock. Compliance with these regulations will increase our cost of product, which we may be unable to offset with price increases.  Accordingly, compliance with these regulations may adversely affect our profitability.

Sales of our products will depend, in part, on the performance of local, regional and national supermarkets, retailers, distributors, brokers and wholesalers, and should they perform poorly or give higher priority to other brands or products, our business could be adversely affected.

In addition to our online web-store, we sell our products to consumers principally through local, regional and national supermarkets, retailers, distributors, brokers and wholesalers. There is no assurance that we will be able to maintain such distribution outlets.  The poor performance by such distributors, or our inability to collect accounts receivable from them, could materially and adversely affect our results of operations and financial condition. In addition, such distributors offer branded and private label products that compete directly with our products for retail shelf space and consumer purchases. Accordingly, there is a risk that our distributors may give higher priority to their own products or to the products of our competitors. In the future, our customers may not continue to purchase our products or provide our products with adequate levels of promotional support.

Our co-packers are subject to numerous laws and governmental regulations, exposing them to potential claims and compliance costs that could adversely affect our business

Our co-packers are subject to extensive regulation by the U.S. Food and Drug Administration (FDA), the U.S. Department of Agriculture (USDA) and other national, state and local authorities. For example, our co-packers are subject to the Food, Drug and Cosmetic Act and regulations promulgated by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging and safety of foods. Under this program the FDA regulates manufacturing practices for foods through our current "good manufacturing practices" regulations and specifies the recipes for certain foods. Furthermore, our co-packers’ processing facilities and products are subject to periodic inspection by federal, state and local authorities. Any changes in these laws and regulations could increase the cost of developing and distributing our products and otherwise increase the cost of conducting our business, which would adversely affect our financial condition and results of operations. In addition, failure by our co-packers to comply with applicable laws and regulations, including future laws and regulations, could subject them to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our supply of products, our business, consolidated financial condition, results of operations or liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. DESCRIPTION OF PROPERTIES

We maintain our current office at 280 Madison Ave Suite 1005 New York, NY 10016.  We do not have an written office lease, however, we pay approximately $750 per month for our current office location located in New York.  We maintain a limited amount of office equipment.  The Company does not lease any vehicles.

The New AC LaRocco maintains an office located in Spokane, Washington and pays rent for such space.  The office maintains a limited amount of office equipment and does not lease any vehicles.  Monthly rent for this space is approximately $1,100 including common area charges.

ITEM 3. LEGAL PROCEEDINGS

As of February 14, 2011, we were not a party to any material legal proceedings.

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON STOCK

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The following table sets forth the range of high and low bid prices per share of the common stock for each of the periods indicated, as reported on www.otcbb.com.

QUARTER	HIGH BID	LOW BID
4th Quarter 2010	$0.0170	$0.0000
3rd Quarter 2010	$0.0381	$0.0128
2nd Quarter 2010	$0.1499	$0.0096
1st Quarter 2010	$0.0399	$0.0010

4th Quarter 2009	$0.0069	$0.0010
3rd Quarter 2009	$0.0190	$0.0048
2nd Quarter 2009	$0.3100	$0.0050
1st Quarter 2009	$0.0300	$0.0055

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.  As of February 11, 2011, the last reported price of our common was $.012 per share.

Holders

As of February 11, 2011 there were 206 qualified holders of record of the Company’s Common Stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that restrict us from declaring dividends. The New Jersey Business Law, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities.

We have not paid any cash dividend to date and we will not be able to pay any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to the above mentioned limitations imposed under the New Jersey Business Corporations Act. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operation, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Equity Compensation Plan Information

As of October 31, 2010, we did not have any equity compensation plans.

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

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Annual Report on Form 10-K.

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Fresh Harvest” in this Annual Report on Form 10-K collectively refers to Fresh Harvest Products, Inc., a New Jersey corporation (the “Parent Company”), and subsidiaries.

Overview

We began realizing revenues from operations during the quarter ending July 31, 2006, and, as of November 1, 2007 we were no longer a development stage company.

We were formed in New Jersey as a blank check company on April 21, 2005 with no operations, assets or purpose other than the purpose of seeking a privately held operating company as an acquisition or merger candidate.

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc.  The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”).  Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger.  In addition, in December 2007, the Parent Company’s charter was revoked by the State of New Jersey for failure to file annual reports. As a result, as of the date of this Annual Report on Form 10-K, the Parent Company and FHP New York had not completed the Merger.  Effective February 8, 2011, the Parent Company’s charter with the State of New Jersey has been reinstated.  The Company intends to make the required filings to complete the Merger and is working diligently to remediate these issues.

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

Our primary efforts have been devoted to selling our line of organic food products and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future.

As of October 31, 2010, the Company had current assets of $171,086 that includes $16,711 cash, net accounts receivable of $120,758 and inventory of $33,617.  Management believes that the liquid cash and other liquid assets on hand as of October 31, 2010 are not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our audited financial statements contained in this Annual Report on Form 10-K have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

As of and for the years ended October 31, 2010 and 2009, our auditors have expressed substantial doubt we will continue as a going concern.

Results of Operations for the Fiscal Year Ending October 31, 2010 and October 31, 2009

Financial Information from Comparative Fiscal Year Periods

For the year ended October 31, 2010, we recorded net revenues of $645,033 versus net revenues of $87,502 in the year ended October 31, 2009. This increase of $557,531 is primarily attributed to the Company’s acquisition and operations of its organic pizza business through the New A.C. LaRocco on March 2, 2010.

Gross profit (loss) defined as revenues less cost of goods sold, was $91,776 for the year ended October 31, 2010, compared to ($60,350) for the year ended October 31, 2009.  The gross profit (loss) in the year ended October 31, 2009 was due to an audit adjustment of $86,591 to our annual financial statements for product that was determined to be obsolete as of that date.  The increase in the gross profit from 2009 to 2010 was primarily due to the Company’s acquisition and operations of its organic pizza business through the New A.C. LaRocco on March 2, 2010.

We incurred total operating expenses in the amount of $1,328,806 for the year ended October 31, 2010, as compared to $599,948 for the year ended October 31, 2009.  This increase of $728,857 is primarily due to an increase in salaries and wages; sales and marketing expenses and general and administrative fees due to the Company’s acquisition and operations of its organic pizza business through the New A.C. LaRocco on March 2, 2010.  The increase in legal and professional fees and a portion of the general and administrative expenses are primarily due to the Company issuing 34,705,760 of its common stock at an average per share price of $.009 for services rendered on behalf of the Company.

We incurred total other expenses in the amount of $778,488 for the year ended October 31, 2010, as compared to $96,127 for the year ended October 31, 2009.  This increase of $682,361 is primarily due to the amortization of Goodwill of $666,512 based on management’s assessment of the impairment charges for goodwill as of October 31, 2010 for the Company’s acquisition of its organic pizza business through the New A.C. LaRocco on March 2, 2010.

Our net loss was $2,015,518 for the year ended October 31, 2010 which was an increase from $756,425 for fiscal year ended October 31, 2009.  The increase was primarily a result of an increase in our total operating expenses and the non-cash impairment charges related to Goodwill of $666,512 related to the Company’s acquisition of its organic pizza business through the New A.C. LaRocco on March 2, 2010.

Effect of the non-cash impairment charge on October 31, 2010

There were 200,000,000 shares of our common stock outstanding as of October 31, 2010.  The non-cash impairment charges related to Goodwill of $666,512 had a negative $.03 per share impact on the outstanding shares as of October 31, 2010.

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

As of October 31, 2010, the Company had current assets of $171,086 that includes $16,711 cash, net accounts receivable of $120,758 and inventory of $33,617.  Management believes that the liquid cash and other liquid assets on hand as of October 31, 2010 are not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

As of October 31, 2010, the Company incurred $1,504,316 in accounts payable, $178,307 in short and long-term notes payable to related parties and $1,276,106 in short and long-term notes payable to unrelated third parties.  During the year ended October 31, 2010, the Company raised a total of $636,950 in new debt from related parties and unrelated third parties.  All of these new funds are in the form of convertible notes payable with a provision that the debt is convertible into stock of the Company subject the Company having enough authorized shares available to be issued.

Unfunded Investment Commitment

The asset acquisition memorandum dated March 2, 2010 required the Parent Company to invest a minimum of $500,000 within six months after the date of the memorandum

As of October 31, 2010, the Parent Company invested $207,651 in the New AC LaRocco under this memorandum.

As of October 31, 2010, the balance of this unfunded investment commitment was $292,349.  This amount is not reflected as a commitment on the consolidated balance sheet of the Company.

Accrued and Unpaid Payroll Taxes

As of October 31, 2010, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of October 31, 2010 was approximately $215,000 subject to further penalties and interest.  The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York.

As of October 31, 2010, the New A.C. LaRocco had not filed to do business in the State of Washington.  In February 2011, the New A.C. LaRocco filed the requisite documents with the State of Washington.  As of October 31, 2010 and as of the date of the this filing on Form 10-K, the New A.C. LaRocco had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington in an approximate amount of $35,000 including estimated penalties and interest for non-filing and non-payment.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented.

Material Agreement

On March 2, 2010, the Parent Company simultaneously entered into the Asset Purchase Agreement (the “Asset Purchase Agreement”) dated March 2, 2010 among  the Parent Company,  Take and Bake, Inc., doing business as A.C. LaRocco Pizza Company (the “Seller”), Clarence Scott and Karen Leffler and, the Company believes, acquired certain assets and liabilities of the Seller (as further described below) (the “Asset Acquisition”). The Seller was in the business of marketing and distributing all natural and organic, whole grain, heart healthy pizzas, including organic thin pizzas with sprouted grain crust.  The purchase price for the assets acquired by the Parent Company pursuant to the Asset Purchase Agreement is 15,000,000 shares of common stock (the “Share Consideration”) and monthly payments of $1,800 for a 60 month period.  In April 2010, the Parent Company formed a wholly owned subsidiary, A.C. LaRocco, Inc., a Delaware corporation, for the purpose of implementing its new pizza business.  We refer to this subsidiary as “New A.C. LaRocco.”

The assets acquired by the Company in the Asset Acquisition, included all of the assets of Seller constituting or used in connection with its business, except for certain excluded assets.  The assets excluded from the Asset Acquisition, included, among others: (i) receivables due to the Seller on March 2, 2010, (ii) cash and cash equivalents items on hand at the close of business on the closing date, (iii) accounts receivable earned from the operations of the business during the period beginning 60 days prior to the closing date and ending on the closing date, (iv) accounts receivable as to litigation commenced prior to the closing date against a debtor, (v) all judgments in favor of Seller in connection with the collection of accounts receivable and (vi) all  checkbooks,  stubs,  books of account , ledgers  and journals related to the prior operation of the Seller’s business.

As of the date of filing of this Annual Report on Form 10-K, the Parent Company had not issued the share consideration contemplated by the Asset Purchase Agreement.  The Parent Company’s Certificate of Incorporation authorizes 200,000,000 shares of common stock, of which, as of the date of filing of this Annual Report on Form 10-K, all 200,000,000 shares were issued and outstanding.  As a result, the Parent Company is unable to issue the shares of common stock contemplated by the Asset Purchase Agreement until the number of the Parent Company’s authorized shares of common stock is increased.  An increase in the Parent Company’s authorized shares of common stock is dependent on the approval of the Parent Company’s shareholders.

On March 2, 2010, the parties to the Asset Purchase Agreement also entered into an Asset Acquisition Memorandum (the “Memorandum”).  The Memorandum provides, among other things, that the Parent Company is required to invest a minimum of $500,000 within six months of the closing date of the Asset Acquisition into New A.C. LaRocco, which payments may be made directly to New A.C. LaRocco or to anyone that the Seller and New A.C. LaRocco deem necessary.  As of October 31, 2010, the Parent Company had invested approximately $207,651 in New A.C. LaRocco.

The Memorandum further provides that a creditor of the Seller (the “Creditor”), is to maintain its priority security lien in all assets transferred in connection with the Asset Acquisition, including the AC LaRocco trade name and trademark logo until:

·

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

The Seller now alleges, among other things, that the Parent Company has materially breached its agreement with the Seller, that the closing of the transactions described above did not occur and that the Parent Company has not paid the asset purchase price.  The Seller further contends that it has the right to terminate its agreement with the Parent Company and is free to negotiate another deal with anyone with whom it desires to contract.   The Seller has requested that the Parent Company enter into a rescission agreement with respect to the above described transaction. The Parent Company intends to vigorously defend itself in this matter if required to do so.

The Parent Company has been informed by the Creditor, among other things, that if the Parent Company does not promptly resolve its dispute with the Seller and take certain other steps outlined by the Creditor that the Creditor will declare a default under its Secured Promissory Note and related agreements and foreclose on the assets and exercise all other rights granted to Creditor under those instruments and applicable commercial law.

The bank account located in Spokane, Washington that the Parent Company is using for the operations of the New A.C. LaRocco is in the name of Take and Bake. Inc. dba AC LaRocco Pizza.  In February 2011, the Creditor and Contract Manufacturer that holds a security interest in the assets of this operating company notified the Parent Company that it would not change the depository bank account under its lock box agreement until the parties to the Asset Purchase Agreement and Asset Acquisition Memorandum resolve their dispute.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Principal Commitments

As of October 31, 2010, we had the following commitments:

1)

15,000,000 shares of the Company’s Common Stock issuable pursuant to the Asset Purchase Agreement dated March 2, 2010 among the Company,  Take and Bake, Inc., doing business as A.C. LaRocco Pizza Company, Clarence Scott and Karen Leffler.

2)

The balance of $292,349, which is the investment that was the subject of the Asset Acquisition Memorandum dated March 2, 2010.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

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

Valuation of Accounts Receivable

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

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the years ended October 31, 2010 and 2009, respectively.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Advertising

Advertising is expensed when incurred.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, and accounts payable are reflected in the accompanying consolidated financial statements at carrying value, which approximates fair value because of the short-term maturity of these instruments.

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

Impairment of Goodwill

The Company performed its annual goodwill impairment test during the fourth quarter of the year ended October 31, 2010. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its wholly-owned subsidiaries below its carrying value, an interim test will be performed.   No interim test was performed.

Based upon a combination of factors including a lower stock price of the Company’s common stock since March 2, 2010, the New A.C LaRocco’s operating losses since March 2, 2010, and challenging macro-economic conditions, the Company concluded that sufficient indicators existed to require it to perform a goodwill impairment analysis.

Having determined that the goodwill was potentially impaired, the Company performed the second step of the goodwill impairment analysis.  All of the impairment was allocated to the goodwill rather than allocating any of the impairment to any unrecognized intangible assets because they are subject to security interests and liens by the Creditor and Contract Manufacturer of the New A.C. LaRocco.

As of October 31, 2010, the Company recognized a pre-tax non-cash goodwill impairment charge of $666,512, to write off all of the goodwill related to its AC LaRocco subsidiary.

The non-cash charge had no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity.

Share-based compensation

The Company accounts for common stock issued to employees, directors, and consultants in accordance with the provisions of Stock Compensation. The compensation cost relating to share-based payment transactions will be recognized in the consolidated financial statements.  The cost associated with common stock issued to employees, directors and consultants will recognized, at fair value, on the date issued.  Awards granted to non-employee consultants will be subsequently re-measured to current fair value until performance is completed or a performance commitment exists.

Accounting for Uncertain Tax Positions

The Parent Company and or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, and local jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for the years prior to October 31, 2006.  With respect to state and local jurisdictions, with limited exception, the Parent Company and or its subsidiaries are no longer subject to income tax audits prior October 31, 2007.  In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

As of October 31, 2010, based on Management’s review of the Company’s tax position, the Parent Company and or subsidiaries had no significant unrecognized tax liabilities

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Immediately following are our audited financial statements and notes for the fiscal year ended October 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Fresh Harvest Products, Inc., and Subsidiaries

We have audited the accompanying consolidated balance sheets of Fresh Harvest Products, Inc., and Subsidiaries (“the Company”) as of October 31, 2010 and 2009, and the related consolidated statements of operations, deficiency in assets, and cash flows for each of the years in the two-year period ended October 31, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note no. 12 to the consolidated financial statements, the Company experienced a net loss of $2,015,518 and $756,425 for the years ended October 31, 2010 and 2009 along with an accumulated deficit of $6,605,715 as of October 31, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to raise capital , increase revenue, and achieve profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Conner & Associates, PC

CONNER & ASSOCIATES, PC

Newtown, Pennsylvania

12 February 2011

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets October 31, 2010 and 2009

	October 31, 2010		October 31, 2009
ASSETS
Current assets
Cash	$16,711		$-
Accounts receivable, net	120,758		8,759
Inventory	33,617		43,358
Total current assets	171,086		52,117

Property and Equipment
Equipment, net	10,397		35,610
Total assets	$181,483		$87,727

LIABILITIES AND DEFICIENCY IN ASSETS
Current liabilities
Book overdraft	$-		$83
Accounts payable	1,504,316	*	968,735
Notes payable, related parties, current	122,037	*	720,771
Notes payable, current	1,144,770	*	527,551
Total current liabilities	2,771,123		2,217,140

Long-term liabilities
Long-term debt, related parties, net of current portion	56,270		-
Long-term debt, net of current portion	131,336		-
Total long-term liabilities	187,606		-

Total liabilities	2,958,729		2,217,140

Commitments and Contingencies	450,000		-

Deficiency in assets
Common stock - $0.0001 par value, 200,000,000 shares,
authorized; 200,000,000 and 82,137,182 outstanding.	20,000		8,215
Additional paid in capital	3,358,469		2,452,570
Accumulated deficit	(6,605,715)		(4,590,197)
Total deficiency in assets	(3,227,246)		(2,129,413)
Total liabilities and deficiency in assets	$181,483		$87,727

* - reclassified for comparison purposes

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended October 31, 2010 and 2009

	For the	For the
	year ended	year ended
	October 31, 2010	October 31, 2009
Revenue	$762,488	$87,502
Returns and allowances	(117,455)	-
Revenue, net	645,033	87,502

Cost of goods sold	553,257	61,261
Inventory adjustment - obsolescence	-	86,591
Cost of goods sold, net	553,257	147,852

Gross profit (loss)	91,776	(60,350)

Operating expenses
Salaries and wages	231,722	201,000
Sales and marketing	331,216	109,448
Legal and professional fees	277,758	94,473
General and administrative	488,110	195,027
Total operating expenses	1,328,806	599,948

Income (loss) from operations	(1,237,030)	(660,298)

Other income (expense)
Amortization - goodwill	(666,512)	-
Interest expense	(75,040)	(85,232)
Loss on disposal of assets	(24,760)	-
Depreciation expense	(12,176)	(10,895)
Total other income (expenses)	(778,488)	(96,127)

Income (loss) before provision for income taxes	(2,015,518)	(756,425)

Provision for income taxes	-	-

Net (loss) income	$(2,015,518)	$(756,425)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding (basic and diluted)	151,019,714	62,191,720

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Deficiency of Assets
For the years ended October 31, 2010 and 2009

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, October 31, 2008	43,987,125	$4,399	$2,130,904	$(3,833,772)	$(1,698,469)

Stock issued for acquisition of assets	7,168,323	717	14,641	-	15,358
Stock issued for conversion of debt	3,048,387	305	30,484	-	30,789
Issuance of common stock - services	27,933,347	2,793	276,540	-	279,333
Net loss	-	-	-	(756,425)	(756,425)

Balance, October 31, 2009	82,137,182	$8,215	$2,452,570	$(4,590,197)	$(2,129,413)

Fees - asset acquisition agreement	-	-	(50,750)	-	(50,750)
Stock issued for conversion of debt	83,157,058	8,315	659,028	-	667,343
Issuance of common stock - services	34,705,760	3,470	297,621	-	301,091
Net loss	-	-	-	(2,015,518)	(2,015,518)

Balance, October 31, 2010	200,000,000	$20,000	$3,358,469	$(6,605,715)	$(3,227,246)

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended October 31, 2010 and 2009

	For the year		For the year
	ended		ended
	October 31, 2010		October 31, 2009
Cash flows from operating activities
Net (loss) income	$(2,015,518)		$(756,425)
Adjustments to reconcile net loss to cash flows
(used in) operating activities:
Stock issued for acquisition of assets	-		15,358
Fees - asset acquisition agreement	50,750		-
Stock issued for services	301,091		279,333
Stock issued for conversion of debt	667,343		30,789
Depreciation	12,176		10,895
(Increase) decrease in assets:
Accounts receivable	(111,998)		35,400
Inventory	9,741		7,013
Increase (decrease) in liabilities:
Book overdraft	(83)		83
Accounts payable and accrued interest	498,709	*	327,042
Cash flows (used in) provided by operating activities	(587,789)		(50,512)

Cash flows from investing activities
Proceeds from sale of equipment	-		4,800
Cash flows provided by investing activities	-		4,800

Cash flows from financing activities
Loan repayments	(32,368)		(98,417)
Proceeds from notes payable - related parties	82,000	*	89,064
Proceeds from notes payable	554,950		51,575
Cash flows provided by financing activities	604,582		42,222

Net increase (decrease) in cash	16,794		(3,489)
Cash and cash equivalents, beginning of year	(83)		3,406
Cash and cash equivalents, end of year	$16,711		$(83)

Supplemental disclosure of cash flow information:
Taxes paid	$-		$-
Interest paid	$3,516		$-
* - reclassified for comparison purposes

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010

NOTE 1.

GENERAL ORGANIZATION AND BUSINESS

Fresh Harvest Products, Inc., a New Jersey corporation (the “Parent Company”), and its subsidiaries (collectively referred to as the “Company”), are engaged in the proprietary development, sales and marketing of organic and natural food products.

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc.  The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”).  Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger.  In addition, in December 2007, the Parent Company’s charter was revoked by the State of New Jersey for failure to file annual reports.  As a result, as of the date of this Annual Report on Form 10-K, the Parent Company and FHP New York had not completed the Merger.  The Parent Company intends to make the required filings to complete the Merger and is working diligently to remediate these issues. On February 8, 2011 the State of New Jersey reinstated the Parent Company’s New Jersey State Charter and the Parent Company is now in Good Standing status with the State of New Jersey.

The Company sells its products to consumers through local, regional and national supermarkets, retailers, distributors, brokers, wholesalers and an online web-store.  In August 2009, the Parent Company formed a wholly-owned subsidiary, Wings of Nature, LLC. In April 2010, the Parent Company formed a wholly-owned subsidiary, New A.C. LaRocco, for the purpose of implementing its new pizza business.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future.  As of October 31, 2010, the Company has limited cash available for operations and has a accumulated deficit of $6,605,715. Management believes that cash on hand as of October 31, 2010 is not sufficient to fund operations through October 31, 2011.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has limited revenue and without realization of additional capital, it would be highly unlikely for the Company to continue as a going concern.

Material Agreement

On March 2, 2010, the Parent Company simultaneously entered into the Asset Purchase Agreement (the “Asset Purchase Agreement”) dated March 2, 2010 among  the Parent Company,  Take and Bake, Inc., doing business as A.C. LaRocco Pizza Company (the “Seller”), Clarence Scott and Karen Leffler and, the Company believes, acquired certain assets and liabilities of the Seller (as further described below) (the “Asset Acquisition”). The Seller was in the business of marketing and distributing all natural and organic, whole grain, heart healthy pizzas, including organic thin pizzas with sprouted grain crust.  The purchase price for the assets acquired by the Parent Company pursuant to the Asset Purchase Agreement is 15,000,000 shares of common stock (the “Share Consideration”) and monthly payments of $1,800 for a 60 month period.  In April 2010, the Parent Company formed a wholly owned subsidiary, A.C. LaRocco, Inc., a Delaware corporation, for the purpose of implementing its new pizza business.  We refer to this subsidiary as “New A.C. LaRocco.”

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010

The assets acquired by the Company in the Asset Acquisition, included all of the assets of Seller constituting or used in connection with its business, except for certain excluded assets.  The assets excluded from the Asset Acquisition, included, among others: (i) receivables due to the Seller on March 2, 2010, (ii) cash and cash equivalents items on hand at the close of business on the closing date, (iii) accounts receivable earned from the operations of the business during the period beginning 60 days prior to the closing date and ending on the closing date, (iv) accounts receivable as to litigation commenced prior to the closing date against a debtor, (v) all judgments in favor of Seller in connection with the collection of accounts receivable and (vi) all  checkbooks,  stubs,  books of account , ledgers  and journals related to the prior operation of the Seller’s business.

As of October 31, 2010, the Parent Company had not issued the share consideration contemplated by the Asset Purchase Agreement.  The Parent Company’s Certificate of Incorporation authorizes 200,000,000 shares of common stock, of which, as of October 31, 2010, all 200,000,000 shares were issued and outstanding.  As a result, the Parent Company is unable to issue the shares of common stock contemplated by the Asset Purchase Agreement until the number of the Parent Company’s authorized shares of common stock is increased.  An increase in the Parent Company’s authorized shares of common stock is dependent on the approval of the Parent Company’s shareholders.

On March 2, 2010, the parties to the Asset Purchase Agreement also entered into an Asset Acquisition Memorandum (the “Memorandum”).  The Memorandum provides, among other things, that the Parent Company is required to invest a minimum of $500,000 within six months of the closing date of the Asset Acquisition into New A.C. LaRocco, which payments may be made directly to New A.C. LaRocco or to anyone that the Seller and New A.C. LaRocco deem necessary.  As of October 31, 2010, the Parent Company had invested approximately $207,651 in New A.C. LaRocco.

The Memorandum further provides that a creditor of the Seller (the “Creditor”), is to maintain its priority security lien in all assets transferred in connection with the Asset Acquisition, including the AC LaRocco trade name and trademark logo until:

·

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

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010

NOTE  2.

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended October 31, 2010 and 2009.

Reclassifications

These consolidated financial statements include reclassification adjustments as of October 31, 2010 and 2009 to the accrued expenses, salaries and wages payable, interest, accrued payroll taxes, and notes payable for comparison purposes only.  These amounts have been reclassified on the balance sheet of the Company to accounts payable and notes payable, accordingly.  These reclassifications did not have any affect on the reported net loss for the year ended October 31, 2009.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of October 31, 2010.

As of October 31, 2010, the bank account located in Spokane, Washington that the Parent Company is using for the operations of the New A.C. LaRocco is in the name of Take and Bake. Inc. dba AC LaRocco Pizza.

Net Loss Per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

The weighted-average number of common shares outstanding for computing basic EPS for the years ended October 31, 2010 and 2009 were 151,019,714 and 62,191,720 respectively.

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

October 31, 2010

Accounts Receivable

The Company performs ongoing credit evaluations on existing and new customers daily. When it is determined that an amount included in accounts receivable is uncollectible it is written off as uncollectible.

As of October 31, 2010 and 2009, the allowance for doubtful accounts was $31,139 and zero, respectively.

Inventory

Inventory is valued at the lower of actual cost or market, utilizing the first-in, first-out method.  The Company provides write-downs for finished goods expected to become non-saleable due to age and specifically identifies and provides for slow moving products and packaging.

As of October 31, 2010 and 2009, the Company determined there was $0 and $86,591, respectively in obsolete inventory.  The amount in 2009 was charged to cost of goods sold.

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

For the years ended October 31, 2010 and 2009, depreciation expense was $12,176 and $10,895, respectively

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the years ended October 31, 2010 and 2009, respectively.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Advertising

Advertising is expensed when incurred. For the years ended October 31, 2010 and 2009, advertising expense was $21,219 and $150, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, and accounts payable are reflected in the accompanying consolidated financial statements at carrying value, which approximates fair value because of the short-term maturity of these instruments.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010

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

For the year ended October 31, 2010, the Company recognized a loss of $24,760 on the disposal of assets.

Impairment of Goodwill

The Company performed its annual goodwill impairment test during the fourth quarter of the year ended October 31, 2010. In addition, if and when events or circumstances change that would more likely than not reduce the fair value of any of its wholly-owned subsidiaries below its carrying value, an interim test will be performed.   No interim test was performed.

Based upon a combination of factors including a lower stock price of the Company’s common stock since March 2, 2010, the New A.C LaRocco’s operating losses since March 2, 2010, and challenging macro-economic conditions, the Company concluded that sufficient indicators existed to require it to perform a goodwill impairment analysis.

Having determined that the goodwill was potentially impaired, the Company performed the second step of the goodwill impairment analysis.  All of the impairment was allocated to the goodwill rather than allocating any of the impairment to any unrecognized intangible assets because they are subject to security interests and liens by the Creditor and Contract Manufacturer of the New A.C. LaRocco.

As of October 31, 2010, the Company recognized a pre-tax non-cash goodwill impairment charge of $666,512, to write off all of the goodwill related to its AC LaRocco subsidiary.

The non-cash charge had no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity.

Share-based compensation

The Company accounts for common stock issued to employees, directors, and consultants in accordance with the provisions of Stock Compensation. The compensation cost relating to share-based payment transactions will be recognized in the consolidated financial statements.  The cost associated with common stock issued to employees, directors and consultants will recognized, at fair value, on the date issued.  Awards granted to non-employee consultants will be subsequently re-measured to current fair value until performance is completed or a performance commitment exists.

For the years ended October 31, 2010 and 2009, the Company recognized $301,091 and $279,333 in stock issued for services.  The stock was valued at the closing price on the date issued less a 20% discount.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010

Accounting for Uncertain Tax Positions

The Parent Company and or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, and local jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for the years prior to October 31, 2005.  With respect to state and local jurisdictions, with limited exception, the Parent Company and or its subsidiaries are no longer subject to income tax audits prior October 31, 2005.  In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

NOTE 3.

ACCOUNTS PAYABLE

As of October 31, 2010 and 2009, the accounts payable was as follows:

	October 31, 2010	October 31, 2009
Account payable - trade	$831,299	$463,155
Accrued salaries wages	394,901	315,901
Accrued payroll taxes/penalties and interest	278,116	189,679
Total	$1,504,316	$968,735

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010

NOTE 4.

NOTES PAYABLE -  RELATED PARTIES

As of October 31, 2010 and 2009, the notes payable – related parties were as follows:

	October 31, 2010	October 31, 2009
Convertible note dated February 11, 2008 with an original principal balance of $692,028 with a maturity date of February 10, 2010. $442,028 of this note was assigned to another related party and the balance except the remaining accrued interest was converted to common stock of the Company, The conversion rate is $.05 per share.	$31,096	$666,077

Convertible demand note dated April 16, 2010 with an original principal balance of $26,000; annual interest rate of 5%. The conversion rate is at the lower of $.01 per share; or 2) 20% discount to the weighted average of the 5 day closing Bid prices following the written notification of conversion.	26,729	-

Unreimbursed expenses paid on behalf of the Parent Company - no formal agreement and no repayment terms	64,212	54,694

Convertible note dated October 19, 2010 with an original principal balance of $36,000; annual interest rate of 10% with a maturity date of October 18, 2012. The conversion rate is the lesser of $.01 per common share or a price at a 20% discount of the average of the closing bid prices of the Common Stock during the five trading days prior to the Conversion Date.	36,130	-

Convertible note dated October 7, 2010 with an original principal balance of $20,000; annual interest rate of 10% with a maturity date of October 6, 2012. The conversion rate is the lesser of $.01 per common share or a price at a 20% discount of the average of the closing bid prices of the Common Stock during the five trading days prior to the Conversion Date.	20,139	-
Total	$178,307	$720,771
Less: long-term portion	56,270	720,771

Total notes payable - related parties, current	$122,037	$-

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010

NOTE 5.

NOTES PAYABLE

As of October 31, 2010 and 2009, the notes payable were as follows:

		October 31, 2010	October 31, 2009
Convertible note dated October 6, 2008 with an original principal balance of $63,000 with a maturity date of January 4, 2009; annual interest at a rate of 12.5%. The lender received 500,000 shares of restricted common stock of the Company.	(1)	$22,925	$24,339

Convertible note dated October 1, 2005 with an original principal balance of $15,000 with a maturity date of April 1, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.50 per share.	(1)	25,124	22,702

Convertible note dated October 1, 2005 with an original principal balance of $30,000 with a maturity date of April 1, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.50 per share.	(1)	45,250	42,250

Convertible note dated October 1, 2005 with an original principal balance of $15,000 with a maturity date of April 1, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.50 per share.	(1)	22,625	21,125

Convertible note dated June 14, 2007 with an original principal balance of $15,000 with a maturity date of June 14, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.50 per share or a 25% discount of the market price of the Company's common shares.		20,250	18,750

Convertible note dated April 17, 2007 with an original principal balance of $20,000 with a maturity date of April 17, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.45 per share or a 35% discount of the market price of the Company's common shares.		27,000	25,000

Convertible note dated July 20, 2005 with an original principal balance of $10,000 with a maturity date of January 20, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.50 per share.		15,250	14,250

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010

Convertible note dated May 26, 2005 with an original principal balance of $20,000 with a maturity date of November 26, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.50 per share.

	30,833	28,833

Convertible note dated September 19, 2006 with an original principal balance of $100,000 with a maturity date of September 19, 2008; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company.

	103,874	99,408

Convertible note dated February 26, 2007 with an original principal balance of $30,000 with a maturity date of February 26, 2009; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.50 per share or a 35% discount of the market price of the Company's common shares.

	41,000	38,000
Convertible note dated December 23, 2006 with an original principal balance of $18,000 with a maturity date of December 23, 2008; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.95 per share for a total of 18,948 shares.	25,200	23,400

Convertible note dated April 17, 2007 with an original principal balance of $15,000 with a maturity date of April 17, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.45 per share or a 35% discount of the marker price of the Company's common shares.	20,250	18,250

Convertible note dated January 29, 2007 with an original principal balance of $15,000 with a maturity date of January 29, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.95 per share for a total of 15,790 shares.	21,000	19,500

Convertible note dated November 30, 2006 with an original principal balance of $50,000 with a maturity date of November 30, 2008; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.85 per share for a total of 58,823 shares.	70,000	65,000

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010

Convertible note dated November 13, 2008 with an original principal balance of $10,000 with a maturity date of February 11, 2009; annual interest at a rate of 12.5%.		-	7,217

Convertible note dated August 31, 2009 with an original principal balance of $15,000 with a maturity date of August 31, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.01 per share or a 20% discount of the marker price of the Company's common shares.	(1)	8,316	5,600

Convertible note dated August 26, 2009 with an original principal balance of $20,000 with a maturity date of August 26, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.01 per share or a 20% discount of the marker price of the Company's common shares.	(1)	23,105	22,400

Convertible note dated August 26, 2009 with an original principal balance of $20,000 with a maturity date of August 26, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.01 per share or a 20% discount of the marker price of the Company's common shares.	(1)	23,105	22,400

Convertible notes with an original principal balance of $476,668 ; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.01 per share or a 20% discount of the marker price of the Company's common shares.		522,975	5,127

Unreimbursed advances in June and July 2009 with an original amount of $4,000. There are no formal note agreements. The Company is accruing interest at an annual interest at a rate of 10%.		4,588	4,000

Convertible note dated September 17, 2010 with an original principal balance of $10,000 with a maturity date of September 17, 2011; annual interest at a rate of 8%. The note is convertible into common shares at any time at the option of the lender or the Company at a 50% discount of the average previous 10 days of the marker price of the Company's common shares.		10,000	-

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010

Note payable dated July 6, 2007 with an original principal balance of $218,357 and a principal balance on March 2, 2010 of $129,385 with a maturity date of August 26, 2012; annual interest at a rate of 6%.	(1)	91,276	-

Note payable per asset purchase agreement dated March 2, 2010 with an original principal balance of $108,000 with monthly payments of $1,800 for a 60 month period; annual interest at a rate of 0%.		102,160	-

Total		1,276,106	527,551
Less: long - term portion		(131,336)	-
Total notes payable, current		$1,144,770	$527,551

(1) As of October 31, 2010, the CEO of the Parent Company has personally guaranteed $261,726 of the outstanding notes payable.

NOTE 6.

STOCKHOLDERS’ EQUITY

As of October 31, 2010 and 2009, the Parent Company had authorized 200,000,000 shares of Common Stock at par value of $0.0001 per share.

As of October 31, 2010 and 2009 there were 200,000,000 and 82,137,182 shares of common stock outstanding.

NOTE 7.

PROVISION FOR CORPORATE INCOME TAXES

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

The Company has approximately $1,950,000 in gross deferred tax assets at October 31, 2010, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of October 31, 2010.

As of October 31, 2010, the Company has federal net operating loss carry forwards of approximately $5,000,000 available to offset future taxable income through 2031.

As of October 31 2010, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%
Income tax rate – net	0%

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010

Fin 48 - Accounting for Uncertain Tax Positions

The Parent Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, and local jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for the years prior to October 31, 2005.  With respect to state and local jurisdictions, with limited exception, the Parent Company and or its subsidiaries are no longer subject to income tax audits prior to October 31, 2005.  In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

Based on management’s review of the Company’s tax position, the Parent Company and subsidiaries had no significant unrecognized corporate tax liabilities as of October 31, 2010 and 2009 payable to the Internal Revenue Service due to the net operating loss carryforward, however, the Company had yet to file its 2005 through 2009 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 8.

UNPAID PAYROLL TAXES

As of October 31, 2010, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of October 31, 2010 was approximately $215,000 subject to further penalties and interest plus accruals on unpaid wages for a total of $278,116.  The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York

As of October 31, 2010, the New A.C. LaRocco had not filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington in an approximate amount of $35,000 including estimated penalties and interest for non-filing and non-payment.

NOTE 9.

OPERATING LEASES

Rent

As of October 31, 2010, the Parent Company maintains its office New York, New York.   There is no written office lease, however, the rent is approximately $750 per month for our current office location located in New York.  The Company maintains a limited amount of office equipment and does not lease any vehicles.

The New AC LaRocco maintains an office located in Spokane, Washington.  Monthly rent for this space is approximately $1,100 including common area charges. The office maintains a limited amount of office equipment and does not lease any vehicles.

For the years ended October 31, 2010 and 2009, rent expense was $38,340 and $0, respectively.

NOTE 10.

COMMITMENTS AND CONTINGENCIES

Unpaid Consideration

As of October 31, 2010, the Parent Company had $450,000 in unpaid consideration for the asset purchase agreement dated March 2, 2010 among the Parent Company,  Take and Bake, Inc., doing business as A.C. LaRocco Pizza Company, Clarence Scott and Karen Leffler in form of 15,000,000 shares of the Parent’s Company’s Common Stock.

As of October 31, 2010, the Parent Company did not have enough of its Common Stock authorized in order to issue the 15,000,000 common shares under the asset purchase agreement.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010

As of October 31, 2010, the $450,000 is reflected as a commitment in the consolidated balance sheet of the Company.

Unfunded Investment Commitment

The asset acquisition memorandum dated March 2, 2010 required the Parent Company to invest a minimum of $500,000 within six months after the date of the memorandum

As of October 31, 2010, the Parent Company invested $207,651 in the New AC LaRocco under this memorandum.

As of October 31, 2010, the balance of this unfunded investment commitment was $292,349.  This amount is not reflected as a commitment in the consolidated balance sheet of the Company.

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

As of October 31, 2010 and 2009, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements except for any  references to FAS no. 123R, stock-based compensation.

NOTE 12.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

For the years ended October 31, 2010 and 2009, the Company reported a net loss of $2,015,518 and $756,425, respectively.

As of October 31, 2010, the Company maintained total assets of $181,483, total liabilities including long-term debt of $2,958,729; a commitment of $450,000 for the unpaid consideration for the asset purchase agreement dated March 2, 2010; and an unfunded investment commitment of $292,349 for the acquisition memorandum dated March 2, 2010 along with an accumulated deficit of $6,605,715.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010

Management believes that additional capital will be required to fund operations through the year ended October 31, 2011 and beyond, as it attempts to generate increasing revenue, and develop new products. Management intends to attempt to raise capital through additional equity offerings and debt obligations. The Company’s ability to raise additional common equity capital is dependent on the approval of the Company’s shareholders of an increase in the authorized common stock of the Company. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying annual financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 13.

SUBSEQUENT EVENTS

Dispute – Asset Purchase Agreement and Asset Memorandum Agreement

Take and Bake. Inc. dba AC LaRocco Pizza, (“Take and Bake”) a party to the Asset Purchase Agreement and Asset Acquisition Memorandum dated March 2, 2010, in December 2010, alleged, among other things, that the Parent Company has materially breached its agreement with Take and Bake, that the closing of the transactions on March 2, 2010 did not occur and that the Parent Company has not paid the asset purchase price.  Take and Bake further contends that it has the right to terminate its agreement with the Parent Company and is free to negotiate another deal with anyone with whom it desires to contract. In December 2010, Take and Bake requested that the Parent Company enter into a rescission agreement with respect to the above.

In February 2011, the Parent Company has been informed by the Creditor who holds a security interest in assets subject to above agreements, among other things, that if the Parent Company does not promptly resolve its dispute with the Seller and take certain other steps outlined by the Creditor that they will declare a default under its Secured Promissory Note and related agreements and foreclose on the assets and exercise all other rights granted to Creditor under those instruments and applicable commercial law.

The bank account located in Spokane, Washington that the Parent Company is using for the operations of the New A.C. LaRocco is in the name of Take and Bake. Inc. dba AC LaRocco Pizza.  In February 2011, the Creditor notified the Parent Company that it would not change the depository bank account under its lock box agreement until the parties to the above agreements resolve their dispute.

As of February 14, 2011, the date the annual consolidated financial statements were available to be published, there are no other subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the year ended October 31, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●

We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer. This control deficiency did result in audit adjustments to our 2009 and 2010 interim and annual financial statements.  Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon sufficient operating cash flow and/or capital, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

During the quarter ended October 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The Parent Company has filed a Certificate of Designations (the “Certificate of Designations”) of Series A Convertible Preferred Stock with the State of New Jersey which designates 5,000,000 shares of the Parent Company’s Preferred Stock as Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  The Certificate of Designations provides, among other things, that each share of Series A Preferred Stock is convertible (subject to an increase in the number of shares of the Parent Company’s authorized common stock) into 100 shares of the Parent Company’s common stock.  On any matter presented to the stockholders of the Parent Company for their action or consideration at any meeting of stockholders of the Parent Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series A Preferred Stock would be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock held by such holder were convertible as of the record date for determining stockholders entitled to vote on such matter. In the event of any liquidation, dissolution or winding up of the Parent Company, either voluntary or involuntary, the assets of the Parent Company legally available for distribution by the Parent Company would be distributed with equal priority and pro rata among the holders of the Series A Preferred Stock and Common Stock in proportion to the number of shares of Common Stock held by them, with the shares of Series A Preferred Stock being treated for this purpose as if they had been converted to shares of Common Stock. As of the date of filing of this Annual Report on Form 10-K, no shares of Series A Preferred Stock have been issued by the Parent Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our current directors were appointed to serve until his successor is qualified and elected.  The names, addresses, ages and positions of our executive officers and directors as of February 14, 2011 are set forth below:

NAME AND ADDRESS	AGE	POSITIONS
Michael Jordan Friedman	33	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
280 Madison Avenue, Ste 1005 New York, New York 10016

Dominick M. Cingari	36	Director
280 Madison Avenue, Ste 1005 New York, New York 10016

Jay Odintz	50	Director
280 Madison Avenue, Ste 1005 New York, New York 10016

Backgrounds of our executive officers and directors

Michael Jordan Friedman – President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board.

2003 – Present – President, CEO, CFO and Chairman - Fresh Harvest Products, Inc.

2003 – Present – Board of Director Member, Talk Entertainment, Inc.

2001 – 2004 – Partner, The Willis Group, Inc. – New York, NY

Mr. Friedman has served as the Parent Company’s President, Chief Executive Officer, Chief Financial Officer and Chairman of the Parent Company’s Board of Directors since December 2005.  Mr. Friedman previously served as the President, Chief Executive Officer and Chairman of the Board of Directors of New York FHP.  Since 2003, Mr. Friedman has also served as the President and as a member of the Board of Directors of Talk Entertainment, Inc., an entertainment company.  Mr. Friedman was also previously a partner in The Willis Group, Inc., a food consulting company, from 2001 to 2004.  Mr. Friedman received a Master of Law in Taxation from New York Law School and Juris Doctor degree from New York Law School.

Dominick M. Cingari – Director.

2005 – Present – Board of Director Member, Fresh Harvest Products, Inc.

2005 – 2009 – Chief Operating Officer, Fresh Harvest Products, Inc.

2001 – 2005 – Briarwood Broker Group – Self-employed

2000 – 2005 – Sales, Poland’ Best Products, Inc. Stamford, CT

Mr. Cingari has served as a member of the Parent Company’s Board of Directors since December 2005.  From 2005 until 2009, Mr. Cingari served as the Chief Operating Officer of the Parent Company.  From 2001 to 2005, Mr. Cingari was the owner of the Briarwood Broker Group, a food brokerage company.  From 2000 until 2005, Mr. Cingari worked in sales from Poland’ Best Products, Inc., a specialty food company.  Mr. Cingari is a graduate of St. Joseph’s University.

Jay Odintz – Director.

2003 – Present – Board of Director Member, Fresh Harvest Products, Inc.

1986 – Present – Certified Financial Planner

1983 – Present – Certified Public Accountant

Mr. Odintz has served as a member of the Parent Company’s Board of Directors since December 2005.  Mr. Odintz previously served as a member of the Board of Directors of New York FHP.  Mr. Odintz is a certified financial planner and a certified public accountant.  Since 1982 Mr. Odintz has been a CPA and worked with Arthur Friedman CPA.

DIRECTOR QUALIFICATIONS AND EXPERIENCE.

The following table identifies some of the experience, qualifications, attributes and skills that the Board considered in making its decision to appoint and nominate directors to the Board. This information supplements the biographical information provided above. The vertical axis displays the primary factors reviewed by the Board in evaluating a board candidate.

Experience, Qualification, Skill or Attribute	Friedman	Cingari	Odintz
Professional standing in chosen field	x	x	x
Expertise in industry	x	x
Other public company experience	x		x
Specific skills/knowledge:	x	x	x

NOMINATION CRITERIA

Members of the Company’s Board of Directors were nominated to serve as directors based on reasons that included, among others, their experience with the Company and its industry and business experience.

FAMILY RELATIONSHIPS

There is no family relationship between any of our sole officer and our directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

In the past ten years no director or person nominated to become a director or executive officer of the Company: (1) has had a petition under the Federal bankruptcy laws or any state insolvency law filed by or against him, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing; (2) has been convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) has been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities: (i) as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws; (4) has been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3 of this section, or to be associated with persons engaged in any such activity; (5) has been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated; (6) has been found by a court of competent jurisdiction in a civil action or by the

Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated; (7) has been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any Federal or State securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (8) has been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

BOARD COMMITTEES

As of October 31, 2010, our board of directors did not have nominating, audit or compensation committees. Our Board currently approves all services to be provided by the Company’s independent registered public accounting firm.

In September 2010, the Board performed the pre-approval process for Conner & Associates, PC to perform the requisite federal and state corporate tax services required by each of these taxing authorities.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company Board of Directors does not have an “audit committee financial expert” as defined by Item 407 of Regulation S-K. The Company has not been able to attract anyone to its Board of Directors with the requisite background.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Specifically, for the year ending October 31, 2010, our officers, directors, and greater than ten percent beneficial shareholders were required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by the Company, for the year ending October 31, 2010, each of the Company’s directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities during the year ending October 31, 2010 made the required filings, except as follows:

1)

Michael Jordan Friedman (Officer, Director) has not filed a Form 4 related to transactions on April 1, 2009;

2)

Dominick Cingari (Director) has not filed Form 4 late related to April 1, 2009 transactions;

3)

Jay Odintz (Director) has not filed Form 4 related to April 1 2009 transaction,

4)

Richard Verdiramo, a former director of the Company, has not filed a Form 4 related to transactions on April 1, 2009

5)

Illuminate, Inc., a greater than ten percent beneficial shareholder at the time they entered into transactions in previous years has not filed its Form 4 related to any transactions.

6)

Directors Jay Odintz and former director Richard Verdiramo each have failed to file the required Form 3. Mr. Odintz and Mr. Verdiramo have been advised to address this oversight.

CODE OF ETHICS

We have adopted a code of ethics that applies to all of our executive officers and employees.  We posted our code of ethics on our website at www.freshharvestproducts.com/investors/governance

ITEM 11.

EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation earned and accrued, in all capacities, during the fiscal years ended October 31, 2010 and 2009, by Michael J. Friedman, the Company’s President, Chief Executive Officer and Chief Financial Officer:

SUMMARY COMPENSATION TABLE
Name and Principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael J. Friedman, President, CFO and CEO	2010	$144,000 (2)	0	0	0	0	0	0	144,000
	2009	$36,000 (2)		9,000 (1)					45,000

(1) 900,000 shares issued as additional compensation to this officer (2) Salary was accrued and none of it was paid in the form of cash as of October 31, 2010

Stock Option and Equity Compensation Plans

As of October 31, 2010, the Company did not have any stock option or equity plans.

Employees and Employment Agreements

As of October 31, 2010, we have five employees. As needed, we intend to hire third party independent contractors to provide services to us including such functions as: marketing, advertising and sales.

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

During the year ended October 31, 2010, our directors did not receive any compensation for their services nor any reimbursement of expenses.

Indebtedness to Management

As of October 31, 2010, the CEO of the Company has accrued and unpaid salary of $180,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 14, 2011, the total number of shares of common stock owned beneficially by directors and executive officers, individually, and as a group.  The stockholders listed below have direct ownership of his or her shares and possesses sole voting and dispositive power with respect to the shares. Unless otherwise indicated, the address for each shareholder below is that of the Company, i.e. 280 Madison Avenue, Suite 1005, New York, NY 10016.

Title of Class	Name and address of beneficial Owner	Number of shares beneficially owned (1)	Percent of class (2)
Shares of common stock	Michael Jordan Friedman (3)	6,620,307	3.31%

Shares of common stock	Dominick Cingari (4), (5)	1,350,000	0.68%

Shares of common stock	Jay Odintz (4)	800,000	0.4%

	All officers and directors as a Group	8,770,307	4.39%

(1)

The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Report from options, warrants, rights, conversion privileges or similar obligations.

(2)

Based on 200,000,000 shares of common stock issued and outstanding as of February 14, 2011.

(3)

Mr. Friedman is the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Parent Company

(4)

Member of the Parent Company’s Board of Directors.

(5)

These shares do not include 1,186,449 shares held by members of his family including 540,023 held by his father Salvatore J. Cingari, a member of our advisory board. Dominick Cingari denies any beneficial, dispositive, voting or equitable interest in the shares owned by his family members.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Mr. Odintz is considered to be an “independent” member of the Parent Company’s Board of Directors as that term is defined by NASDAQ Listing Rule 5605.  We believe that Mr. Friedman and Mr. Cingari would not be considered “independent” pursuant to NASDAQ Listing Rule 5605 for purposes of membership on any audit, compensation or nominating committees established by the Parent Company’s Board of Directors.

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

2010	$70,500	Conner & Associates, PC
2009	$15,000	Conner & Associates, PC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$-	Conner & Associates, PC
2009	$-	Conner & Associates, PC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2010	$7,500	Conner & Associates, PC
2009	$-	Conner & Associates, PC

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$-	Conner & Associates, PC
2009	$-	Conner & Associates, PC.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

The Board of Director’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, including the estimated fees and other terms of any such engagement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements: See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K

EXHIBITS

Exhibit	Description

2.1

Asset Purchase Agreement dated March 2, 2010 among  Fresh Harvest Products, Inc.,  Take and Bake, Inc., doing business as A.C. LaRocco Pizza Company, Clarence Scott and Karen Leffler (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on February 14, 2011)

2.2	Asset Acquisition Memorandum dated March 2, 2010 among Fresh Harvest Products, Inc., Take & Bake Inc d/b/a AC LaRocco Pizza Company, Clarence Scott and Karen Leffler

2.3

Merger Agreement between Serino 1, Corp. and Fresh Harvest Products, Inc. (the NY corporation) (Incorporated by reference to the Company’s Current Report on Form 8 K filed with the SEC on January 27, 2006)

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s Form 10SB filed with the SEC on June 29, 2005)

3.2	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to the Company’s Form 10SB filed with the SEC on June 29, 2005)

3.3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to the Company’s Current Report on Form 8 K filed with the SEC on January 27, 2006)

3.4	Bylaws (Incorporated by reference to the Company’s Form 10SB filed with the SEC on June 29, 2005)

10.1	La Rocco Security Agreement dated September 15, 2004 (Incorporated by reference to the Company’s Quarterly Report for the quarterly period ended July 31, 2010)

10.2	Form of the Asset Purchase Agreement as Executed (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2009)

10.3	Form of the Brokerage Agreement as Executed (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2009)

10.4	Form of the Consulting Agreement as Executed (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2009)

10.5

October 6, 2008 Promissory Note between Fresh Harvest Products, Inc. (borrower) and Joseph Cingari (lender) (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2008)

10.6

February 11, 2008 Convertible Promissory Note between Fresh Harvest  Products, Inc. (borrower) and Arthur Friedman (lender) (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2008)

10.7	June 14, 2007 two year $15,000 Convertible Promissory Note (Lender: Ronald DeAngelis) (Incorporated by reference to the Company’s Quarterly Report for the quarterly period ended July 31, 2007)

10.8	February 1, 2007, $15,000 Convertible Promissory Note (Lender: Kathleen Moynihan) (Incorporated by reference to the Company’s Quarterly Report for the quarterly period ended April 30, 2007)

10.9	February 26, 2007, $30,000 Convertible Promissory Note (Lender: Max Greenfield) (Incorporated by reference to the Company’s Quarterly Report for the quarterly period ended April 30, 2007)

10.10	April 17, 2007, $20,000 Convertible Promissory Note (Lender: Brian Donovan) (Incorporated by reference to the Company’s Quarterly Report for the quarterly period ended April 30, 2007)

10.11	April 17, 2007, $15,000 Convertible Promissory Note (Lender: Matt Moetzinger) (Incorporated by reference to the Company’s Quarterly Report for the quarterly period ended April 30, 2007)

10.12	April 24, 2007, $15,000 Convertible Promissory Note (Lender: Michael Scagliarini) (Incorporated by reference to the Company’s Quarterly Report for the quarterly period ended April 30, 2007)

10.13	November 30, 2006, $50,000 Convertible Promissory Note (Lender: Nancy Stetson) (Incorporated by reference to the Company’s Quarterly Report for the quarterly period ended January 31, 2007)

10.14	December 23, 2006, $18,000 Convertible Promissory Note (Lender: Margaret McMurrer) (Incorporated by reference to the Company’s Quarterly Report for the quarterly period ended January 31, 2007)

10.15	February 26, 2007 Promissory Note (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2007)

10.16	Friedman Employment Contract (Incorporated by reference to the Company’s Current Report on Form 8 K filed with the SEC on January 27, 2006)

10.17	March 20, 2006 Purchase Order (Incorporated by reference to the Company’s Form SB-2 filed with the SEC on May 12, 2006)

10.18	June 1, 2005 Sarah Dumbrille Loan Agreement (Incorporated by reference to the Company’s Form SB-2 filed with the SEC on May 12, 2006)

10.19	June 8, 2005 Linda Willis Loan Agreement (Incorporated by reference to the Company’s Form SB-2 filed with the SEC on May 12, 2006)

10.20	July 21, 2005 Richard Charles Philip Dumbrille Loan Agreement (Incorporated by reference to the Company’s Form SB-2 filed with the SEC on May 12, 2006)

10.21	October 1, 2005 Joseph Cingari Loan Agreement (Incorporated by reference to the Company’s Form SB-2 filed with the SEC on May 12, 2006)

10.22	October 3, 2005 Salvatore Cingari Loan Agreement (Incorporated by reference to the Company’s Form SB-2 filed with the SEC on May 12, 2006)

10.23	October 3, 2005 Thomas Cingari Loan Agreement (Incorporated by reference to the Company’s Form SB-2 filed with the SEC on May 12, 2006)

10.24	Form of SoySlim Agreement as executed as of February 1, 2006 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006)

10.25

Factoring Agreement between Platinum Funding Services LLC and the Company effective January 2, 2007

(Incorporated by reference to the Company’s Current Report on Form 8 K filed with the SEC on February 1, 2007)

10.26

Funding Agreement between Platinum Funding Services LLC and the Registrant effective January 2, 2007

(Incorporated by reference to the Company’s Current Report on Form 8 K filed with the SEC on February 1, 2007)

10.27	Performance Guaranty between Platinum Funding Services LLC and Michael Friedman (Incorporated by reference to the Company’s Current Report on Form 8 K filed with the SEC on February 1, 2007)

10.28	Performance Guaranty between Platinum Funding Services LLC and Michael Friedman (Incorporated by reference to the Company’s Current Report on Form 8 K filed with the SEC on February 1, 2007)

10.29	Right of Set-Off Letter in favor of Platinum Funding Services LLC dated January 2, 2007 (Incorporated by reference to the Company’s Current Report on Form 8 K filed with the SEC on February 1, 2007)

10.30

Security Agreement between Platinum Funding Services LLC and the Registrant effective January 2, 2007

(Incorporated by reference to the Company’s Current Report on Form 8 K filed with the SEC on February 1, 2007)

10.31	March 8, 2006 Barry Moskowitz Loan Agreement (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006)

10.32	September 19, 2006 Hendrik Freund Loan Agreement (Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2006)

14.1	Code of Ethics (Incorporated by reference to the Company’s Form SB-2 filed with the SEC on May 12, 2006)

23.1	Consent of Conner & Associates, P.C.

31.1

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2010.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Office and Principal Financial Officer).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 15, 2011

/s/ Michael J. Friedman

Name:  Michael J. Friedman,

Titles: President, Chief Executive Officer, Chief Financial

Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael J. Friedman

Michael J. Friedman, President, Chief Executive Officer, Chief Financial Officer and

Chairman of the Board (Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

February 15, 2011

/s/ Dominick M. Cingari

Dominick M. Cingari – Director.

February 15, 2011

/s/ Jay Odintz

Jay Odintz, C.P.A. – Director.

February 15 2011