Form 10-Q
period 2011-01-31
Fresh Harvest Products, Inc.
filed 2011-03-17
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

As of March 17, 2011, the registrant had 200,000,000 shares of common stock outstanding.

FORWARD LOOKING STATEMENTS.

Unless stated otherwise or the context otherwise requires, the words “we,” “us,” “our,” the “Company” or “Fresh Harvest” in this Quarterly Report on Form 10-Q collectively refers to Fresh Harvest Products, Inc., a New Jersey corporation (the “Parent Company”), and its subsidiaries. The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” relating to the Company, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These “forward looking statements” represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” or the negative or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements by their nature involve substantial risks and uncertainties, such as the affect of general economic and business conditions, our ability to implement our business and acquisition strategy, our ability to effectively integrate our acquisitions, competition, availability of key personnel, changes in, or the failure to comply with government regulations, and other risks detailed from time-to-time in the Company’s reports filed with the Securities and Exchange Commission, including in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Part I -Financial Information

4

Item 1.  Financial Statements

4

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

29

Item 4.  Controls and Procedures

29

Part II - Other Information

31

Item 1.   Legal Proceedings.

31

Item 1a.  Risk Factors.

31

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

38

Item 3.  Defaults Upon Senior Securities.

38

Item 4.  (Removed And Reserved)

38

Item 5.  Other Information.

38

Item 6.  Exhibits.

38

Signatures

39

PART I  - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	January 31, 2011	October 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$4,289	16,711
Accounts receivable, net	66,186	120,758
Inventory	26,178	33,617
Total current assets	96,653	171,086

Fixed assets
Equipment, net	8,765	10,397
Total assets	$105,418	181,483

LIABILITIES AND DEFICIENCY IN ASSETS
Current liabilities
Accounts payable	$1,673,098	$1,504,316
Accrued expenses
Notes payable, related parties, current	124,276	122,037
Notes payable, current	1,183,145	1,144,770
Accrued wages and related taxes payable
Total current liabilities	2,980,519	2,771,123

Long-term liabilities
Long-term debt, related parties, net of current portion	58,483	56,270
Long-term debt, net of current portion	131,460	131,336
Total long-term liabilities	189,943	187,606
Total liabilities	3,170,462	2,958,729

Commitments and Contingencies	450,000	450,000

Deficiency in assets
Common stock - $0.0001 par value, 200,000,000 shares,
authorized; 200,000,000 outstanding	20,000	20,000
Additional paid in capital	3,358,469	3,358,469
Accumulated deficit	(6,893,513)	(6,605,715)
Total deficiency in assets	(3,515,044)	(3,227,246)

Total liabilities and deficiency in assets	$105,418	$181,483

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
	For the	For the
	three months ended	three months ended
	January 31, 2011	January 31, 2010
	(Unaudited)	(Unaudited)
Revenue	$201,493	$17,889
Returns and allowances	(20,408)	-
Revenue, net	181,085	17,889

Cost of goods sold	107,691	8,687

Gross profit	73,394	9,202

Operating expenses
Salaries and wages	60,000	36,000
Sales and marketing	68,177	31,706
Legal and professional fees	69,004	80,940
General and administrative	132,440	2,573
Total operating expenses	329,621	151,219

Income (loss) from operations	(256,227)	(142,017)

Other income (expense)
Interest expense	(28,116)	(25,949)
Loss on disposal of assets	(1,823)	-
Depreciation expense	(1,632)	(2,853)
Total other income (expenses)	(31,571)	(28,802)

Income (loss) before provision for income taxes	(287,798)	(170,819)

Provision for income taxes	-	-

Net (loss) income	$(287,798)	$(170,819)

Basic and diluted earnings (loss) per common share	$(0.001)	$(0.004)

Weighted average common shares outstanding (basic and diluted)	200,000,000	44,220,821

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the	For the
	three months ended	three months ended
	January 31, 2011	January 31, 2010
Cash flows from operating activities
Net (loss) income	$(287,798)	$(170,819)
Adjustments to reconcile net loss to cash flows
(used in) provided by operating activities:
Stock issued for services	-	92,707
Stock issued for conversion of debt	-	266,500
Depreciation and amortization	1,632	2,853
(Increase) decrease in assets:
Accounts receivable	54,572	(17,064)
Inventory	7,439	5,897
Increase (decrease) in liabilities:
Accounts payable and accrued interest	198,721	(234,517)
Accrued expenses payable
Payroll and related taxes payable
Cash flows (used in) provided by operating activities	(25,434)	(54,443)

Cash flows from investing activities
Purchase of fixed assets
Proceeds from sale of equipment	-	-
Cash flows provided by investing activities	-	-

Cash flows from financing activities
Loan repayments	(9,988)	(1,000)
Proceeds from advances from related parties, net	3,000	-
Proceeds from issuance of loans payable	20,000	57,000
Cash flows provided by financing activities	13,012	56,000

Net increase (decrease) in cash	(12,422)	1,557

Cash and cash equivalents, beginning of period	16,711	(83)

Cash and cash equivalents, end of period	$4,289	$1,474

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

January 31, 2011

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

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future.  As of January 31, 2011, the Company has limited cash available for operations and has a accumulated deficit of $6,893,513.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

As of January 31, 2011, the Parent Company had not issued the share consideration contemplated by the Asset Purchase Agreement.  The Parent Company’s Certificate of Incorporation authorizes 200,000,000 shares of common stock, of which, as of January 31, 2011, all 200,000,000 shares were issued and outstanding.  As a result, the Parent Company is unable to issue the shares of common stock contemplated by the Asset Purchase Agreement until the number of the Parent Company’s authorized shares of common stock is increased.  An increase in the Parent Company’s authorized shares of common stock is dependent on the approval of the Parent Company’s shareholders.

On March 2, 2010, the parties to the Asset Purchase Agreement also entered into an Asset Acquisition Memorandum (the “Memorandum”).  The Memorandum provides, among other things, that the Parent Company is required to invest a minimum of $500,000 within six months of the closing date of the Asset Acquisition into New A.C. LaRocco, which payments may be made directly to New A.C. LaRocco or to anyone that the Seller and New A.C. LaRocco deem necessary.  As of January 31, 2011, the Parent Company had invested approximately $214,051 in New A.C. LaRocco.

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

 SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 as filed with the SEC on February 15, 2011.

Reclassifications

Certain amounts in the accompanying unaudited financial statements as of January 31, 2010 have been reclassified by the Company to conform to the January 31, 2011 presentation primarily with accounts payable, accrued interest and notes payable.  These reclassifications had no effect on the previously reported net loss.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of January 31, 2011.

As of January 31, 2011, the bank account located in Spokane, Washington that the Parent Company is using for the operations of the New A.C. LaRocco is in the name of Take and Bake. Inc. dba AC LaRocco Pizza.

Net Loss Per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

The weighted-average number of common shares outstanding for computing basic EPS for the three months ended January 31, 2011 and 2010 were 200,000,000 and 44,220,821 respectively.

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

As of January 31, 2011 and October 31, 2010, the allowance for doubtful accounts was $109,846 and $31,139, respectively.

Inventory

Inventory is valued at the lower of actual cost or market, utilizing the first-in, first-out method.  The Company provides write-downs for finished goods expected to become non-saleable due to age and specifically identifies and provides for slow moving products and packaging.

As of January 31, 2011 and October 31, 2010, the Company determined there was $0 and $0, respectively in obsolete inventory.

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

For the three months ended January 31, 2011 and 2010, depreciation expense was $1,632 and $2,853, respectively

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the three months ended January 31, 2011 and 2010, respectively.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Advertising

Advertising is expensed when incurred. For the three months ended January 31, 2011 and 2010, advertising expense was $31,281 and $0, respectively.

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

For the three months ended January 31, 2011 and 2010, the Company recognized a loss of $1,823 and $0 on the disposal of assets.

Share-based compensation

The Company accounts for common stock issued to employees, directors, and consultants in accordance with the provisions of FAS 123r - Stock Compensation. The compensation cost relating to share-based payment transactions will be recognized in the consolidated financial statements.  The cost associated with common stock issued to employees, directors and consultants will be recognized, at fair value, on the date issued.  Awards granted to non-employee consultants will be subsequently re-measured to current fair value until performance is completed or a performance commitment exists.

For the three months ended January 31, 2011 and 2010, the Company recognized $0 and $92,707, respectively in stock issued for services.  The stock was valued at the closing price on the date issued less a 20% discount.

Accounting for Uncertain Tax Positions

The Parent Company and/or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, and local jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for the years prior to October 31, 2005.  With respect to state and local jurisdictions, with limited exception, the Parent Company and/or its subsidiaries are no longer subject to income tax audits prior to October 31, 2005.  In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

NOTE 3.

ACCOUNTS PAYABLE

As of January 31, 2011 and October 31, 2010, the accounts payable was as follows:

	January 31, 2011	October 31, 2010

Account payable - trade	$956,310	$831,299
Accrued salaries and wages	422,960	394,901
Accrued payroll taxes/penalties and interest	293,828	278,116
Total	$1,673,098	$1,504,316

NOTE 4.

NOTES PAYABLE -  RELATED PARTIES

As of January 31, 2011 and October 31, 2010, the notes payable – related parties were as follows:

	January 31, 2011	October 31, 2010
Convertible note dated February 11, 2008 with an original principal balance of $692,028 with a maturity date of February 10, 2010. $442,028 of this note was assigned to another related party and the balance except the remaining accrued interest was converted to common stock of the Company. The conversion rate is $.05 per share.	$31,096	$31,096

Convertible demand note dated April 16, 2010 with an original principal balance of $26,000; annual interest rate of 5%. The conversion rate is at the lower of $.01 per share; or 2) 20% discount to the weighted average of the 5 day closing Bid prices following the written notification of conversion.	27,040	26,729

Unreimbursed expenses paid on behalf of the Parent Company - no formal agreement and no repayment terms	67,290	64,212

Convertible note dated October 19, 2010 with an original principal balance of $36,000; annual interest rate of 10% with a maturity date of October 18, 2012. The conversion rate is the lesser of $.01 per common share or a price at a 20% discount of the average of the closing bid prices of the Common Stock during the five trading days prior to the Conversion Date.	36,691	36,130

Convertible note dated October 7, 2010 with an original principal balance of $20,000; annual interest rate of 10% with a maturity date of October 6, 2012. The conversion rate is the lesser of $.01 per common share or a price at a 20% discount of the average of the closing bid prices of the Common Stock during the five trading days prior to the Conversion Date.	20,642	20,139
Total	$182,759	$178,307
Less: long-term portion	58,483	56,270

Total notes payable - related parties, current	$124,276	$122,037

NOTE 5.

NOTES PAYABLE

As of January 31, 2011 and October 31, 2010, the notes payable were as follows:

		January 31, 2011	October 31, 2010
Convertible note dated October 6, 2008 with an original principal balance of $63,000 with a maturity date of January 4, 2009; annual interest at a rate of 12.5%. The lender received 500,000 shares of restricted common stock of the Company.	(1)	$23,637	$22,925
Convertible note dated October 1, 2005 with an original principal balance of $15,000 with a maturity date of April 1, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share.	(1)	25,746	25,124
Convertible note dated October 1, 2005 with an original principal balance of $30,000 with a maturity date of April 1, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share.	(1)	46,373	45,250
Convertible note dated October 1, 2005 with an original principal balance of $15,000 with a maturity date of April 1, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share.	(1)	23,186	22,625
Convertible note dated June 14, 2007 with an original principal balance of $15,000 with a maturity date of June 14, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 25% discount of the market price of the Company's common shares.		20,752	20,250
Convertible note dated April 17, 2007 with an original principal balance of $20,000 with a maturity date of April 17, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.45 per share or a 35% discount of the market price of the Company's common shares.		27,670	27,000
Convertible note dated July 20, 2005 with an original principal balance of $10,000 with a maturity date of January 20, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share.		15,628	15,250
Convertible note dated May 26, 2005 with an original principal balance of $20,000 with a maturity date of November 26, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share.		31,598	30,833
Convertible note dated September 19, 2006 with an original principal balance of $100,000 with a maturity date of September 19, 2008; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company.		105,967	103,874

Convertible note dated February 26, 2007 with an original principal balance of $30,000 with a maturity date of February 26, 2009; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 35% discount of the market price of the Company's common shares.		42,221	41,000
Convertible note dated December 23, 2006 with an original principal balance of $18,000 with a maturity date of December 23, 2008; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.95 per share.		25,825	25,200
Convertible note dated April 17, 2007 with an original principal balance of $15,000 with a maturity date of April 17, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.45 per share or a 35% discount of the market price of the Company's common shares.		20,752	20,250
Convertible note dated January 29, 2007 with an original principal balance of $15,000 with a maturity date of January 29, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.95 per share.		21,521	21,000
Convertible note dated November 30, 2006 with an original principal balance of $50,000 with a maturity date of November 30, 2008; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.85 per share.		71,736	70,000
Convertible note dated August 31, 2009 with an original principal balance of $15,000 with a maturity date of August 31, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares.	(1)	8,522	8,316
Convertible note dated August 26, 2009 with an original principal balance of $20,000 with a maturity date of August 26, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares.	(1)	23,793	23,105
Convertible note dated August 26, 2009 with an original principal balance of $20,000 with a maturity date of August 26, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares.	(1)	23,793	23,105
Convertible note with an original principal balance of $476,668; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares.		535,948	522,975
Unreimbursed advances in June and July 2009 with an original amount of $4,000. There are no formal note agreements. The Company is accruing interest at an annual interest rate of 10%.		4,702	4,588

Convertible note dated September 17, 2010 with an original principal balance of $10,000 with a maturity date of September 17, 2011; annual interest at a rate of 8%. The note is convertible into common shares at any time at the option of the lender or the Company at a 50% discount of the average previous 10 days of the market price of the Company's common shares.		10,248	10,000
Note payable dated July 6, 2007 with an original principal balance of $218,357 and a principal balance on March 2, 2010 of $129,385 with a maturity date of August 26, 2012; annual interest at a rate of 6%.	(1)	82,662	91,276
Note payable per asset purchase agreement dated March 2, 2010 with an original principal balance of $108,000 with monthly payments of $1,800 for a 60 month period; annual interest at a rate of 0%.		102,160	102,160
Convertible note dated December 3, 2010 with an original principal balance of $20,000; maturity date of December 2, 2012; annual interest rate of 10%. The note is convertible into common shares at any time at the option of lender or the Company at a 20% discount to the average closing price on the previous five trading days, not including the conversion date.		20,165	-

Total		1,314,605	1,276,106

Less: long - term portion		131,460	131,336

Total notes payable, current		$1,183,145	$1,144,770

(1) - as of January 31, 2011 and October 31, 2010, the CEO of the Parent Company has personally guaranteed $257,712 and $261,726, respectively of the outstanding notes payable.

NOTE 6.

STOCKHOLDERS’ EQUITY

As of January 31, 2011 and October 31, 2010, the Parent Company had authorized 200,000,000 shares of Common Stock at par value of $0.0001 per share.

As of January 31, 2011 and October 31, 2010 there were 200,000,000 shares of common stock outstanding.

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

The Company has approximately $2,028,000 in gross deferred tax assets at January 31, 2011, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is $0 as of January 31, 2011.

As of January 31, 2011, the Company has federal net operating loss carry forwards of approximately $5,200,000 available to offset future taxable income through 2031.

As of January 31 2011, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

Based on management’s review of the Company’s tax position, the Parent Company and subsidiaries had no significant unrecognized corporate tax liabilities as of January 31, 2011 and October 31, 2010 payable to the Internal Revenue Service due to the net operating loss carryforward.  In January 2011, the Company filed its 2005 through 2009 Federal and New Jersey Corporate Income Tax Returns.

NOTE 8.

UNPAID PAYROLL TAXES

As of January 31, 2011, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of January 31, 2011 was approximately $217,000 subject to further penalties and interest plus accruals on unpaid wages for a total of $293,828.  The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York

As of January 31, 2011, the New A.C. LaRocco had filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington in an approximate amount of $35,000 including estimated penalties and interest for non-filing and non-payment.  The New A.C. LaRocco has filed all of the 2010 quarterly unemployment reports and made the requisite tax payments to the State of Washington.

NOTE 9.

OPERATING LEASES

Rent

As of January 31, 2011, the Parent Company maintains its office in New York, New York.   There is no written office lease, however, the rent is approximately $750 per month.  The Company maintains a limited amount of office equipment and does not lease any vehicles.

As of January 31, 2011, the New AC LaRocco maintains an office located in Spokane, Washington.  Monthly rent for this space is approximately $1,100 including common area charges. The office maintains a limited amount of office equipment and does not lease any vehicles.

For the three months ended January 31, 2011 and 2010, rent expense was $5,425 and $2,250, respectively.

NOTE 10.

COMMITMENTS AND CONTINGENCIES

Unpaid Consideration

As of January 31, 2011, the Parent Company had $450,000 in unpaid consideration for the asset purchase agreement dated March 2, 2010 among the Parent Company, Take and Bake, Inc., doing business as A.C. LaRocco Pizza Company, Clarence Scott and Karen Leffler in the form of 15,000,000 shares of the Parent’s Company’s Common Stock.

As of January 31, 2011, the Parent Company did not have enough of its Common Stock authorized in order to issue the 15,000,000 common shares under the asset purchase agreement.

As of January 31, 2011, the $450,000 is reflected as a commitment in the consolidated balance sheet of the Company.

Unfunded Investment Commitment

The Memorandum requires the Parent Company to invest a minimum of $500,000 within six months after the date of the Memorandum

As of January 31, 2011, the Parent Company had invested $214,051 in the New AC LaRocco under the Memorandum.

As of January 31, 2011, the balance of this unfunded investment commitment was $285,949.  This amount is not reflected as a commitment in the consolidated balance sheet of the Company.

NOTE  11.

THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Issued Accounting Pronouncements

As of and for the three months ended January 31, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 12.

DISPUTE – ASSET PURCHASE AGREEMENT  AND MEMORANDUM

The Seller alleges, among other things, that the Parent Company has materially breached its agreement with the Seller, that the closing of the transactions described above under Note 1 on March 2, 2010 did not occur and that the Parent Company has not paid the asset purchase price.  The Seller further contends that it has the right to terminate its agreement with the Parent Company and is free to negotiate another deal with anyone with whom it desires to contract.  The Seller has requested that the Parent Company enter into a rescission agreement with respect to the transactions described above under Note 1.

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

The bank account located in Spokane, Washington that the Parent Company is using for the operations of the New A.C. LaRocco is in the name of Take and Bake. Inc. dba AC LaRocco Pizza.  In February 2011, the Creditor notified the Parent Company that it would not change the depository bank account under its lock box agreement until the parties to the Asset Purchase Agreement and the Memorandum  resolve their dispute.

NOTE 13.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

For the three months ended January 31, 2011, the Company reported a net loss of $287,798.

As of January 31, 2011, the Company maintained total assets of $105,418, total liabilities including long-term debt of $3,170,462; a commitment of $450,000 for the unpaid consideration for the asset purchase agreement dated March 2, 2010; and an unfunded investment commitment of $285,949 for the asset acquisition memorandum dated March 2, 2010 along with an accumulated deficit of $6,893,513.

Management believes that additional capital will be required to fund operations through the year ended October 31, 2011 and beyond, as it attempts to generate increasing revenue, and develop new products. Management intends to attempt to raise capital through additional equity offerings and debt obligations. The Company’s ability to raise additional common equity capital is dependent on the approval of the Company’s shareholders of an increase in the authorized common stock of the Company. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 14.

SUBSEQUENT EVENTS

Certificate of Designations

On February 23, 2011, the Parent Company filed a Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of New Jersey.  The Certificate of Designations, subject to the requirements of New Jersey law,  states the designation, number of shares, powers, preferences, rights, qualifications, limitations and restrictions of the Parent Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”).  The Parent Company intends to seek shareholder ratification of the Certificate of Designations.  In summary, the Certificate of Designations provides:

Number

5,000,000 shares of the Parent Company’s Preferred Stock are designated as shares of Series A Convertible Preferred Stock.

Dividends

Any dividends (other than dividends on common stock payable solely in common stock or dividends on the Series A Preferred Stock payable solely in Series A Preferred Stock) declared or paid in any fiscal year will be declared or paid among the holders of the Series A Preferred Stock and common stock then outstanding in proportion to the greatest whole number of shares of common stock which would be held by each such holder if all shares of Series A Preferred Stock were converted into shares of common stock pursuant to the terms of the Certificate of Designations.  The Parent Company’s Board of Directors is under no obligation to declare dividends on the Series A Preferred Stock.

Conversion

Each share of Series A Preferred Stock is generally convertible (subject to an increase in the number of shares of the Parent Company’s authorized common stock (the “Conversion Amendment”)) into 100 shares of the Parent Company’s common stock (the “Conversion Rate”).

Subject to the prior increase in the number of the Parent Company’s authorized shares of common stock, each share of Series A Preferred Stock will automatically be converted into shares of common stock at the then effective Conversion Rate for such share immediately upon the election of the Parent Company.

Liquidation

In the event of any liquidation, dissolution or winding up of the Parent Company, the assets of the Parent Company legally available for distribution by the Parent Company will be distributed with equal priority and pro rata among the holders of the Series A Preferred Stock and common stock in proportion to the number of shares of common stock held by them, with the shares of Series A Preferred Stock being treated for this purpose as if they had been converted to shares of common stock at the then applicable Conversion Rate.

Voting

On any matter presented to the stockholders of the Parent Company for their action or consideration at any meeting of stockholders of the Parent Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series A Preferred Stock would be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter.  For purposes of the foregoing sentence, the Conversion Amendment shall be deemed to be in full force and all shares of Series A Preferred Stock would be considered to be fully convertible into shares of Common Stock without restriction.  Except as provided by law or by the other provisions of the Parent Company’s Certificate of Incorporation, holders of Series A Preferred Stock vote together with the holders of common stock as a single class.

Issuance to Take and Bake, Inc.

On March 2, 2011, the Parent Company issued 150,000 shares of Series A Preferred Stock to the Seller, which shares, subject to the limitations on conversion described above, would be convertible into 15,000,000 shares of the Parent Company’s common stock.

Other Issuances of Series A Preferred Stock

On March 4, 2011, the Parent Company entered into a letter agreement with Michael J. Friedman, the Parent Company’s President and Chief Executive Officer, pursuant to which the Parent Company and Mr. Friedman agreed that an aggregate of $228,008 of accrued but unpaid compensation would be converted into 268,244 shares of Series A Preferred Stock.

On March 4, 2011, the Parent Company issued 100,000 shares of Series A Preferred Stock to each of Michael Friedman, Jay Odintz and Dominick Cingari as a fee for their service on the Parent Company’s Board of Directors.

On March 8, 2011, the Parent Company and Jumpstart Marketing, Inc. (“Jumpstart”) entered into a letter agreement pursuant to which the Parent Company and Jumpstart agreed that that all amounts owed by the

Parent Company to Jumpstart under the Marketing Agreement dated November 20, 2009 (the “Marketing Agreement”) between the Parent Company and Jumpstart (pursuant to which Jumpstart provided certain marketing services to the Parent Company) would be converted into 99,000 shares of Series A Preferred Stock (the “Jumpstart Shares”) and that the Parent Company would not have any further obligations to Jumpstart under the Marketing Agreement or otherwise.

On March 8, 2011, the Parent Company and 5W Public Relations, LLC (“5W”) entered into a letter agreement pursuant to which the Parent Company and 5W agreed that that all amounts owed by the Parent Company to 5W under the letter agreement dated May 25, 2010  (the “5W Agreement”) between the Parent Company and 5W (pursuant to which 5W provided certain public relations services to the Parent Company) would be converted into 90,000 shares of Series A Preferred Stock (the “5W Shares”) and that the Parent Company would not have any further obligations to 5W under the 5W Agreement or otherwise.

Between March 3, 2011 and March 8, 2011, the Parent Company entered into letter agreements with certain creditors of the Parent Company pursuant to which such creditors agreed to convert an aggregate debt of approximately $686,914 into an aggregate of approximately 1,232,759 shares of Series A Preferred Stock.

As of March 17, 2011, the date the financial statements were available to be issued, there are no other subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the three months ended  January 31, 2011.

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

Since December 16, 2005, our business plan has been to develop proprietary products to sell, market and distribute.  Some of our products include: organic snack and coffee bars that have no refined sugar, are cholesterol free, trans fat free, low in sodium and gluten free and a frozen pizza product line that are made using a variety of crusts including, but not limited to, whole grain or sprouted grain crust, high in fiber and thin or ultra-thin crust.  Our goal is to bring healthy, great tasting organic and natural food products at affordable prices to the mass markets.  We are now selling the product lines to select supermarket chains and certain distributors in the United States.

Our primary efforts have been devoted to selling our line of organic food products and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future.

As of January 31, 2011, the Company had current assets of $96,653 that includes $4,289 in cash, net accounts receivable of $66,186 and inventory of $26,178.  Management believes that the liquid cash and other liquid assets on hand as of January 31, 2011 are not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

In our audited financial statements as of and for the two year period ended October 31, 2010, our auditors expressed a going concern for our company as of those dates.  The unaudited interim financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

Results of Operations for the Three Months Ended January 31, 2011 and January 31, 2010.

For the three months ended January 31, 2011, we recorded revenues of $181,085 versus $17,889 for an increase of $163,196 or 912% over the three months ended January 31, 2010. The increase is primarily due to revenues of the New AC LaRocco.

For the three months ended January 31, 2011, gross profit was $73,394 versus $9,202 for an increase of $64,192 or 698% over the three months ended January 31, 2010.  The increase is primarily due to revenues of the New AC LaRocco.

For the three months ended January 31, 2011, gross profit in percentages was 40.5% versus 51.4% over the three months ended January 31, 2010.  The change in gross profit is primarily due to change in product mix from our organic food lines to include the organic food sold under the brand name of Wings-of Nature and the organic pizza sold under the brand name of AC LaRocco.

For the three months ended January 31, 2011, operating expenses increased to $329,621 from $151,219 or 118% over the three months ended January 31, 2010.  The increase is primarily due to increases in salaries and wages, sales and marketing and general and administrative expenses due to the Asset Acquisition along with an increase in the allowance for doubtful accounts and the continuing costs related to the Parent Company’s SEC reporting requirements.

For the three months ended January 31, 2011, interest expense on our convertible notes payable increased to $28,116 from $25,949, or 8.4%, over the three months ended January 31, 2010.  This increase is primarily due to the $23,000 we raised in the form of convertible notes payable during the three months ended January 31, 2011.  In addition, our inability to cause the conversion of certain of the outstanding convertible notes payable into shares of common stock due to a lack of available authorized shares to be issued upon such conversions has contributed to our inability to reduce the outstanding amount of such debt.

For the three months ended January 31, 2011, we realized a net loss of $287,798 as compared to $170,819 or a 68.5% increase over the three months ended January 31, 2010.  The increase is primarily due to the lack of sufficient revenues and increases in salaries and wages, sales and marketing and general and administrative expenses due to the Asset Acquisition and the continuing costs related to the Parent Company’s SEC reporting requirements.

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

As of January 31, 2011, we had current assets of $96,653 including $4,289 cash, inventory of $26,178 and net accounts receivable of $66,186.  We had fixed assets with a net book value of $8,765 and we had total liabilities of $3,170,462.

Currently, we do not have sufficient financial resources to implement or complete our business plan. We anticipate that we will need a minimum of approximately $600,000 to satisfy our cash requirements over the next 12 months. We cannot be assured that revenue from operations will be sufficient to fund our activities during the next 12 months. Accordingly, we will have to seek alternates sources of capital. We can offer no assurance that we will be able to raise such funds on acceptable terms to us or otherwise. If we are unsuccessful in our attempts to raise sufficient capital, we may have to cease operations or postpone our plans to initiate or complete our business plan.

If we are unable to raise the required financing, we will be delayed in commencing our business plan and may have to cease operations. Currently, we have a limited credit history with vendors, suppliers, manufacturers, packagers and food producers; we must pay for our purchases “up front” and are not granted credit terms. This will continue until we have established a satisfactory credit history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. Our inability to obtain credit from such providers has a significant impact upon our liquidity and our ability to utilize funds for other purposes. Similarly, if and when we hire salesmen and /or additional personnel, including management and sales personnel, the cost related to such hiring will have a significant impact on our liquidity and deployment of funds.

The food producer of our organic pizza line under the brand name of AC LaRocco has a lock box agreement on the cash collected from accounts receivable.  After they are paid for their invoices and the monthly payment requirement on the outstanding note payable owed to them, we receive the balance of the cash collections.  This will continue until we are able to satisfy the balance of the note and negotiate an alternative acceptable payment arrangement with them.

	For the three months ended
	January 31, 2011	January 31, 2010
Net cash (used in) provided by operating activities	$(25,434)	$(54,443)

Net cash (used in) investing activities	$-	$-

Net cash provided by (used in) financing activities	$13,012	$56,000

Net increase (decrease) in cash and cash equivalents	$(12,422)	$1,557

Cash and cash equivalents, beginning of period	$16,711	$(83)

Cash and cash equivalents, end of period	$4,289	$1,474

As of January 31, 2011, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of January 31, 2011 was approximately $217,000 subject to further penalties and interest plus accruals on unpaid wages for a total of $293,828.  The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York.

As of January 31, 2011, the New A.C. LaRocco had filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington in an approximate amount of $35,000 including estimated penalties and interest for non-filing and non-payment.  The New A.C. LaRocco has filed all of the 2010 quarterly unemployment reports and made the requisite tax payments to the State of Washington.

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

As of the date of filing of this Quarterly Report on Form 10-Q, the Parent Company had not issued the 15,000,000 shares of common stock contemplated by the Asset Purchase Agreement.  The Parent Company’s Certificate of Incorporation authorizes 200,000,000 shares of common stock, of which, as of the date of filing of this Quarterly Report on Form 10-Q, all 200,000,000 shares were issued and outstanding.  As a result, the Parent Company is unable to issue the shares of common stock contemplated by the Asset Purchase Agreement until the number of the Parent Company’s authorized shares of common stock is increased.  An increase in the Parent Company’s authorized shares of common stock is dependent on the approval of the Parent Company’s shareholders.  On March 2, 2011, the Parent Company issued 150,000 shares of its Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) to the Seller.  Please see the discussion of this issuance below.

On March 2, 2010, the parties to the Asset Purchase Agreement also entered into an Asset Acquisition Memorandum (the “Memorandum”).  The Memorandum provides, among other things, that the Parent Company is required to invest a minimum of $500,000 within six months of the closing date of the Asset Acquisition into New A.C. LaRocco, which payments may be made directly to New A.C. LaRocco or to anyone that the Seller and New A.C. LaRocco deem necessary.  As of January 31, 2011, the Parent Company had invested approximately $214,051 in New A.C. LaRocco.

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

The bank account located in Spokane, Washington that the Parent Company is using for the operations of the New A.C. LaRocco is in the name of Take and Bake. Inc. dba AC LaRocco Pizza.  In February 2011, the Creditor notified the Parent Company that it would not change the depository bank account under its lock box agreement until the parties to the Asset Purchase Agreement and the Memorandum resolve their dispute.

Certificate of Designations

On February 23, 2011, the Parent Company filed a Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of New Jersey.  The Certificate of Designations, subject to the requirements of New Jersey law,  states the designation, number of shares, powers, preferences, rights, qualifications, limitations and restrictions of the Parent Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”).  The Parent Company intends to seek shareholder ratification of the Certificate of Designations.  In summary, the Certificate of Designations provides:

Number

5,000,000 shares of the Parent Company’s Preferred Stock are designated as shares of Series A Convertible Preferred Stock.

Dividends

Any dividends (other than dividends on common stock payable solely in common stock or dividends on the Series A Preferred Stock payable solely in Series A Preferred Stock) declared or paid in any fiscal year will be declared or paid among the holders of the Series A Preferred Stock and common stock then outstanding in proportion to the greatest whole number of shares of common stock which would be held by each such holder if all shares of Series A Preferred Stock were converted into shares of common stock pursuant to the terms of the Certificate of Designations.  The Parent Company’s Board of Directors is under no obligation to declare dividends on the Series A Preferred Stock.

Conversion

Each share of Series A Preferred Stock is generally convertible (subject to an increase in the number of shares of the Parent Company’s authorized common stock (the “Conversion Amendment”)) into 100 shares of the Parent Company’s common stock (the “Conversion Rate”).

Subject to the prior increase in the number of the Parent Company’s authorized shares of common stock, each share of Series A Preferred Stock will automatically be converted into shares of common stock at the then effective Conversion Rate for such share immediately upon the election of the Parent Company.

Liquidation

In the event of any liquidation, dissolution or winding up of the Parent Company, the assets of the Parent Company legally available for distribution by the Parent Company will be distributed with equal priority and pro rata among the holders of the Series A Preferred Stock and common stock in proportion to the number of shares of common stock held by them, with the shares of Series A Preferred Stock being treated for this purpose as if they had been converted to shares of common stock at the then applicable Conversion Rate.

Voting

On any matter presented to the stockholders of the Parent Company for their action or consideration at any meeting of stockholders of the Parent Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series A Preferred Stock would be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter.  For purposes of the foregoing sentence, the Conversion Amendment shall be deemed to be in full force and all shares of Series A

Preferred Stock would be considered to be fully convertible into shares of Common Stock without restriction.  Except as provided by law or by the other provisions of the Parent Company’s Certificate of Incorporation, holders of Series A Preferred Stock vote together with the holders of common stock as a single class.

Issuance to Take and Bake, Inc.

On March 2, 2011, the Parent Company issued 150,000 shares of Series A Preferred Stock to the Seller, which shares, subject to the limitations on conversion described above, would be convertible into 15,000,000 shares of the Parent Company’s common stock.

Other Issuances of Series A Preferred Stock

On March 4, 2011, the Parent Company entered into a letter agreement with Michael J. Friedman, the Parent Company’s President and Chief Executive Officer, pursuant to which the Parent Company and Mr. Friedman agreed that an aggregate of $228,008 of accrued but unpaid compensation would be converted into 268,244 shares of Series A Preferred Stock.

On March 4, 2011, the Parent Company issued 100,000 shares of Series A Preferred Stock to each of Michael Friedman, Jay Odintz and Dominick Cingari as a fee for their service on the Parent Company’s Board of Directors.

On March 8, 2011, the Parent Company and Jumpstart Marketing, Inc. (“Jumpstart”) entered into a letter agreement pursuant to which the Parent Company and Jumpstart agreed that that all amounts owed by the Parent Company to Jumpstart under the Marketing Agreement dated November 20, 2009 (the “Marketing Agreement”) between the Parent Company and Jumpstart (pursuant to which Jumpstart provided certain marketing services to the Parent Company) would be converted into 99,000 shares of Series A Preferred Stock (the “Jumpstart Shares”) and that the Parent Company would not have any further obligations to Jumpstart under the Marketing Agreement or otherwise.

On March 8, 2011, the Parent Company and 5W Public Relations, LLC (“5W”) entered into a letter agreement pursuant to which the Parent Company and 5W agreed that that all amounts owed by the Parent Company to 5W under the letter agreement dated May 25, 2010  (the “5W Agreement”) between the Parent Company and 5W (pursuant to which 5W provided certain public relations services to the Parent Company) would be converted into 90,000 shares of Series A Preferred Stock (the “5W Shares”) and that the Parent Company would not have any further obligations to 5W under the 5W Agreement or otherwise.

Between March 3, 2011 and March 8, 2011, the Parent Company entered into letter agreements with certain creditors of the Parent Company pursuant to which such creditors agreed to convert an aggregate debt of approximately $686,914 into an aggregate of approximately 1,232,759 shares of Series A Preferred Stock.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Principal Commitments

As of January 31, 2011, we did not have any material commitments for capital expenditures other than the investment required to be made with respect to New A.C. LaRocco as described above.

Critical Accounting Policies

Our interim unaudited consolidated financial statements as of January 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods covered.

A summary of accounting policies that have been applied to the unaudited consolidated financial statements can be found in Note No. 2 to our unaudited consolidated interim financial statements.

We evaluate our estimates on an on-going basis. The most significant estimates relate to accounts receivable and the fair value of financial instruments. We base our estimates on historical company and industry experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from those estimates.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of January 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Material Weakness in Internal Controls Over Financial Reporting

As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010, the Company’s management has identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that the Company’s internal control over financial reporting had the following deficiency:

●

We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer. This control deficiency did result in adjustments to our 2011 interim and 2010 interim and annual financial statements.  Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.  Risk Factors.

We are subject to various risks that may materially harm our business, financial condition and results of operations. An investor should carefully consider the risks and uncertainties described below and the other information in this Quarterly Report on Form 10-Q before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline or we may be forced to cease operations.

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

To date, we have not generated significant revenues.  Our net losses for the years ended October 31, 2010 and 2009 were $2,015,518 and $756,425 respectively and our net loss for the three months ended January 31, 2011 was $287,798. As of January 31, 2011, we realized an accumulated deficit of $6,893,513.  Our revenues have not been sufficient to sustain our operations and we expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  As such, we expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse affect on our business.  The items discussed above raise substantial doubt about our ability to continue as a going concern.  We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our products achieve market acceptance and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

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

As of the date of filing of this Quarterly Report on Form 10-Q, the Parent Company had not issued the 15,000,000 shares of common stock contemplated by the Asset Purchase Agreement.  The Parent Company’s Certificate of Incorporation authorizes 200,000,000 shares of common stock, of which, as of the date of filing of this Quarterly Report on Form 10-Q, all 200,000,000 shares were issued and outstanding.  As a result, the Parent Company is unable to issue the shares of common stock contemplated by the Asset Purchase Agreement until the number of the Parent Company’s authorized shares of common stock is increased.  An increase in the Parent Company’s authorized shares of common stock is dependent on the approval of the Parent Company’s shareholders.  On March 2, 2011, the Parent Company issued 150,000 shares of its Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) to the Seller.  Please see the discussion of this issuance under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On March 2, 2010, the parties to the Asset Purchase Agreement also entered into an Asset Acquisition Memorandum (the “Memorandum”).  The Memorandum provides, among other things, that the Parent Company is required to invest a minimum of $500,000 within six months of the closing date of the Asset Acquisition into New A.C. LaRocco, which payments may be made directly to New A.C. LaRocco or to anyone that the Seller and New A.C. LaRocco deem necessary.  As of January 31, 2011, the Parent Company had invested approximately $214,051 in New A.C. LaRocco.

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

The Parent Company has no shares of common stock that are authorized and unissued and there is no assurance that its shareholders will approve an increase in the number of its authorized shares of common stock. The failure of the Parent Company’s shareholders to approve an increase in the number of the Parent Company’s authorized shares of common stock would have a material adverse effect on the Company’s business,  financial condition, results of operations, liquidity and ability to continue as a going concern.

All 200,000,000 shares of the Parent Company’s authorized common stock were outstanding as of the date of this Quarterly Report on Form 10-Q.  If the Parent Company’s shareholders fail to approve an increase in the number of authorized shares of common stock, the Parent Company may not be able to do any of the following (i) meet its obligations under the Asset Purchase Agreement and the Memorandum with respect to the issuance of share consideration, (ii) issue shares of common stock in connection with future acquisitions, if any, (iii) issue shares of common stock in connection with any future convertible debt or equity financings, if any, (iv) issue shares of common stock upon the conversion of outstanding shares of Parent Company’s preferred stock, including the Series A Preferred Stock, (v) issue warrants and stock options, (vi) issue shares in connection with employee benefit programs, (vii) issue shares in connection with outstanding convertible loans or (viii) issue shares in connection with other purposes as the Board may determine in its discretion.  The failure of the Parent Company’s shareholders to approve an increase in the number of the Parent Company’s authorized shares of common stock would have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

The Certificate of Designations provides that each share of Series A Preferred Stock is convertible, upon the happening of certain events, into 100 shares of common stock which may result in dilution.

As of the date of filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission, there were 2,140,003 shares of Series A Preferred Stock outstanding.  The Certificate of Designations provides that following an increase in the number of authorized shares of the Company’s common stock, each share of Series A Preferred Stock would be convertible into 100 shares of common stock.  In the event that the Company increases its authorized shares of common stock, such increase could cause substantial dilution to the ownership interests of our shareholders.

The Company intends to seek the ratification of the Certificate of Designations by the Company’s shareholders, which approval may not be obtained.  If the Company fails to obtain the necessary shareholder approval of the Certificate of Designations then the Certificate of Designations may not be enforceable under applicable law, which may have a material adverse effect on the Company’s business, financial condition and liquidity.

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

Accrued and Unpaid Payroll Taxes

As of January 31, 2011, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of January 31, 2011 was approximately $217,000 subject to further penalties and interest plus accruals on unpaid wages for a total of $293,828.  The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York

As of January 31, 2011, the New A.C. LaRocco had filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington in an approximate amount of $35,000 including estimated penalties and interest for non-filing and non-payment.  The New A.C. LaRocco has filed all of the 2010 quarterly unemployment reports and made the requisite tax payments to the State of Washington.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2011, the Company sold promissory notes convertible into shares of its common stock in the principal amount of $23,000.  The exemption from registration for the issuance of such promissory notes was based on Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

See the disclosure under Notes Nos. 4 and 5 to the Company's unaudited consolidated interim financial statements with respect to the Company's past due loans.

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

Fresh Harvest Products, Inc.

(Registrant)

/s/ Michael Jordan Friedman

_______________________________________

Michael Jordan Friedman, President, Chief Executive Officer and Chief Financial Officer

Date: March 17, 2011