Form 10-K/A
period 2010-10-31
Fresh Harvest Products, Inc.
filed 2011-05-25
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A is being submitted to, among other things, (i) reclassify certain items on the consolidated statements of operations and the consolidated statements of cash flows for the years ended October 31, 2010 and 2009 along with additional disclosures regarding the asset acquisition dated March 2, 2010 that was accounted for a business acquisition under ASC 805 – Business Combinations , (ii) identify the Company’s principal suppliers,   (iii) revise the Company’s disclosure regarding certain pending corporate transactions, (iv) revise the principal stockholders table to include certain beneficial owners of 5% or more of the Company’s common stock, (v) add additional disclosure regarding certain related party loans, (vi) add a description of the Company’s President’s employment agreement and (vii) make certain other clarifying changes ..

None of the reclassifications nor disclosures resulted in any changes to the previously reported net loss for the years ended October 31, 2010 and 2009 of $2,015,518 and $756,425, respectively.

TABLE OF CONTENTS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

4

PART I

5

ITEM 1.  DESCRIPTION OF BUSINESS

5

ITEM 1A. RISK FACTORS

9

ITEM 1B. UNRESOLVED STAFF COMMENTS

15

ITEM 2. DESCRIPTION OF PROPERTIES

15

ITEM 3. LEGAL PROCEEDINGS

15

ITEM 4. (Removed and Reserved)

15

PART II

16

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF COMMON STOCK

16

ITEM 6. SELECTED FINANCIAL DATA

16

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

17

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

25

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

47

ITEM 9A. CONTROLS AND PROCEDURES

47

ITEM 9B. OTHER INFORMATION

48

PART III

49

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

49

ITEM 11. EXECUTIVE COMPENSATION

52

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

54

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND

DIRECTOR INDEPENDENCE

55

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

57

PART IV

58

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

58

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless stated otherwise or the context otherwise requires, the words “we,” “us,” “our,” the “Company” or “Fresh Harvest” in this Annual Report on Form 10-K/A collectively refers to Fresh Harvest Products, Inc., a New Jersey corporation (the “Parent Company”), and its subsidiaries. The information in this Annual Report on Form 10-K/A contains “forward-looking statements” relating to the Company, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc.  The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”).  Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger.  In addition, in December 2007, the Parent Company’s charter was revoked by the State of New Jersey for failure to file annual reports. As a result, as of the date of this Annual Report on Form 10-K/A , the Parent Company and New York FHP had not completed the Merger.  Effective February 8, 2011, the Parent Company’s charter with the State of New Jersey has been reinstated.   Before the Company can complete the Merger, the parties to the Merger must take certain steps, including, the payment of all taxes owed by New York FHP to the State of New York.  As of October 31, 2010, New York FHP owed New York State payroll related taxes in the amount of $30,145 plus applicable interest and penalties.  The Company intends to take the steps required to complete the Merger, however, the Company cannot forecast when it will pay the amounts owed to the State of New York or otherwise complete the Merger.

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

The Company has multiple customers and we do not believe that we are wholly dependent on any single customer at this time.  We have several large customers that although we are not wholly dependent on them if we were to lose them as customers it would significantly impact our revenues.  The Company’s Wings of Nature™ bars are USDA Certified Organic and we need government approval in order for the bars to stay Certified Organic.

Rose & Shore, Inc. and Shandiz Natural Foods manufacture the Company’s pizza and health bar products, respectively.  Rose & Shore and Shandiz Natural Foods are generally responsible for obtaining the raw materials for the manufacture of the Company’s products. A disruption in the supply of our products from Rose & Shore or Shandiz Natural Foods would have a material effect on our business.

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

ITEM 1A.

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. An investor should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K/A before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline or we may be forced to cease operations.

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

As of February 15, 2011, the Parent Company had not issued the share consideration contemplated by the Asset Purchase Agreement.  The Parent Company’s Certificate of Incorporation authorizes 200,000,000 shares of common stock, of which, as of February 15, 2011, all 200,000,000 shares were issued and outstanding.  As a result, the Parent Company is unable to issue the shares of common stock contemplated by the Asset Purchase Agreement until the number of the Parent Company’s authorized shares of common stock is increased.  An increase in the Parent Company’s authorized shares of common stock is dependent on the approval of the Parent Company’s shareholders.

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

As of October 31, 2010, the New A.C. LaRocco had not filed to do business in the State of Washington.  In February 2011, the New A.C. LaRocco filed the requisite documents with the State of Washington.  As of October 31, 2010 and as of February 15, 2011, the New A.C. LaRocco had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington in an approximate amount of $35,000 including estimated penalties and interest for non-filing and non-payment.

If we are unable to resolve these tax liabilities such failure could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

We have not yet completed our merger with New York FHP.

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc.  The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”).  Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger.  In addition, in December 2007, the Parent Company’s charter was revoked by the State of New Jersey for failure to file annual reports. As a result, as of the date of this Annual Report on Form 10- K/A , the Parent Company and New York FHP had not completed the Merger.  Effective February 8, 2011, the Parent Company’s charter with the State of New Jersey has been reinstated.   Before the Company can complete the Merger, the parties to the Merger must take certain steps, including, the payment of all taxes owed by New York FHP to the State of New York.  As of October 31, 2010, New York FHP owed New York State payroll related taxes in the amount of $30,145 plus applicable interest and penalties.  The Company intends to take the steps required to complete the Merger, however, the Company cannot forecast when it will pay the amounts owed to the State of New York or otherwise complete the Merger. A failure to complete the Merger could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Annual Report on Form 10-K/A.

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Fresh Harvest” in this Annual Report on Form 10-K/A collectively refers to Fresh Harvest Products, Inc., a New Jersey corporation (the “Parent Company”), and subsidiaries.

Overview

We began realizing revenues from operations during the quarter ending July 31, 2006, and, as of November 1, 2007 we were no longer a development stage company.

We were formed in New Jersey as a blank check company on April 21, 2005 with no operations, assets or purpose other than the purpose of seeking a privately held operating company as an acquisition or merger candidate.

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc.  The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”).  Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger.  In addition, in December 2007, the Parent Company’s charter was revoked by the State of New Jersey for failure to file annual reports. As a result, as of the date of this Annual Report on Form 10-K/A , the Parent Company and New York FHP had not completed the Merger.  Effective February 8, 2011, the Parent Company’s charter with the State of New Jersey has been reinstated.   Before the Company can complete the Merger, the parties to the Merger must take certain steps, including, the payment of all taxes owed by New York FHP to the State of New York.  As of October 31, 2010, New York FHP owed New York State payroll related taxes in the amount of $30,145 plus applicable interest and penalties.  The Company intends to take the steps required to complete the Merger, however, the Company cannot forecast when it will pay the amounts owed to the State of New York or otherwise complete the Merger.

Since December 16, 2005, our business plan has been to develop proprietary products to sell, market and distribute.  Some of our products include: organic snack and coffee bars that have no refined sugar, are cholesterol free, trans fat free, low in sodium and gluten free.  Our goal is to bring healthy, great tasting organic food products at affordable prices to the mass markets.  We are now selling the product line to select supermarkets chains in the eastern part of the United States.

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

Our audited financial statements contained in this Annual Report on Form 10-K/A have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

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

As of October 31, 2010, the New A.C. LaRocco had not filed to do business in the State of Washington.  In February 2011, the New A.C. LaRocco filed the requisite documents with the State of Washington.  As of October 31, 2010 and as of February 15 , 2011 , the New A.C. LaRocco had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington in an approximate amount of $35,000 including estimated penalties and interest for non-filing and non-payment.

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

As of February 15, 2011, the Parent Company had not issued the share consideration contemplated by the Asset Purchase Agreement.  The Parent Company’s Certificate of Incorporation authorizes 200,000,000 shares of common stock, of which, as of February 15, 2011, all 200,000,000 shares were issued and outstanding.  As a result, the Parent Company is unable to issue the shares of common stock contemplated by the Asset Purchase Agreement until the number of the Parent Company’s authorized shares of common stock is increased.  An increase in the Parent Company’s authorized shares of common stock is dependent on the approval of the Parent Company’s shareholders.

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

PURCHASE PRICE ALLOCATION

The acquisition of the assets of Take and Bake, Inc. on March 2, 2010 was accounted for a business combination as defined under ASC 805.  The purchase price allocation is as follows:

The purchase price allocation is as follows:

Identifiable Assets
Inventory	(1)	$11,076
Equipment	(2)	8,330
Trade name, logo and trade secrets	(3)	-

Total identifiable assets		$19,406

Consideration paid
Assumption of liabilities	(4)	$235,918

Common Stock - 15,000,000 shares
of the Company at $.03 per share	(5)	450,000

Total consideration paid		685,918

Less: Identifiable assets		19,406

Goodwill	(6)	$666,512

Explanation:

(1)

 The valuation of the inventory was based on cost and was being maintained by a third-party warehouse that maintained perpetual inventory records.

(2)

The valuation of the equipment was based on a third-party appraisal as of March 2, 2010.

(3)

The Management of the Company determined that based on market conditions that existed as of March 2, 2010, the Company’s principal supplier had a perfected security interest in all assets of Take and Bake, Inc. and that Take and Bake, Inc. operated at a loss for several years prior to March 2, 2010, the trade name, logo and trade secrets were to valued at zero.

(4)

The assumption of liabilities includes two (2) term notes payable to the Company’s principal supplier and to Take and Bake, Inc.

(5)

Since there was no methodology set forth in the Agreement dated March 2, 2010 as to how the 15,000,000 shares of restricted common stock of the Company were to be valued, therefore Management of the Company determined the value of the common stock to be the closing price of the Company’s common stock of $.03 without taking into consideration any discounts for the restrictions, the lack of trading volume to sell the shares if they were free trading and that the 15,000,000 represented approximately 11%  of the outstanding shares as of March 2, 2010.

(6)

Management of the Company determined the Goodwill defined as Total Consideration Paid less Identifiable Assets to be $666,512.

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

* - reclassified for comparison purposes

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended October 31, 2010 and 2009

	For the	For the
	year ended	year ended
	October 31, 2010	October 31, 2009

Revenue	$762,488	$87,502
Returns and allowances	(117,455)	-
Revenue, net	645,033	87,502

Cost of goods sold	558,165	64,822
Inventory adjustment - obsolescence	-	86,591
Cost of goods sold, net	558,165	151,413

Gross (loss) profit	86,868	(63,911)

Operating expenses
Amortization - goodwill	666,512	-
Salaries and wages	231,722	201,000
Sales and marketing	334,154	112,084
Legal and professional fees	277,758	94,473
General and administrative	492,440	199,725
Total operating expenses	2,002,586	607,282

Income (loss) from operations	(1,915,718)	(671,193)

Other income (expenses)
Interest expense	(75,040)	(85,232)
Loss on disposal of assets	(24,760)	-
Total other income (expenses)	(99,800)	(85,232)

Income (loss) before provision for income taxes	(2,015,518)	(756,425)

Provision for income taxes	-	-

Net (loss) income	$(2,015,518)	$(756,425)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding (basic and diluted)	151,019,714	62,191,720
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

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended October 31, 2010 and 2009
	For the year		For the year
	ended		ended
	October 31, 2010		October 31, 2009
Cash flows from operating activities
Net (loss) income	$(2,015,518)		$(756,425)
Adjustments to reconcile net loss to cash flows
(used in) operating activities:
Stock issued for services	301,091		279,333
Loss on the disposal of assets	24,760		-
Depreciation	12,176		10,895
Amortization of goodwill	666,512		-
(Increase) decrease in assets:
Accounts receivable	(111,999)		35,400
Inventory	9,741		7,013
Increase (decrease) in liabilities:
Book overdraft	(83)		83
Accounts payable and accrued interest	535,581		327,042
Cash flows used in operating activities	(577,738)		(96,659)

Cash flows from investing activities
Proceeds from sale of equipment	-		4,800
Cash flows provided by investing activities	-		4,800

Cash flows from financing activities
Loan repayments	(42,502)		(52,270)
Proceeds from advances from related parties	82,000		89,064
Proceeds from issuance of loans payable	554,950		51,575
Cash flows provided by financing activities	594,448		88,369

Net increase (decrease) in cash	16,711		(3,489)

Cash and cash equivalents, beginning of year	(83)		3,406

Cash and cash equivalents, end of year	$16,628		$(83)

Supplemental disclosure of cash flow information:
Taxes paid	$-		$-
Interest paid	$3,516		$-

Non - cash financing activities:
Stock issued for conversion of debt	$667,343		$30,789
Stock issued for asset acquisition	-	*	15,358
Commitment - stock to be issued for business acquisition net of fees of $50,750	$399,250		$-

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

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc.  The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”).  Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger.  In addition, in December 2007, the Parent Company’s charter was revoked by the State of New Jersey for failure to file annual reports.  As a result, as of the date of this Annual Report on Form 10-K/A , the Parent Company and New York FHP had not completed the Merger.   On February 8, 2011 the State of New Jersey reinstated the Parent Company’s New Jersey State Charter and the Parent Company is now in Good Standing status with the State of New Jersey.   Before the Company can complete the Merger, the parties to the Merger must take certain steps, including, the payment of all taxes owed by New York FHP to the State of New York.  As of October 31, 2010, New York FHP owed New York State payroll related taxes in the amount of $30,145 plus applicable interest and penalties.  The Company intends to take the steps required to complete the Merger, however, the Company cannot forecast when it will pay the amounts owed to the State of New York or otherwise complete the Merger.

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

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010

PURCHASE PRICE ALLOCATION

The acquisition of the assets of Take and Bake, Inc. on March 2, 2010 was accounted for a business combination as defined under ASC 805.  The purchase price allocation is as follows:

The purchase price allocation is as follows:

Identifiable Assets
Inventory	$11,076
Equipment	8,330
Trade name, logo and trade secrets	-

Total identifiable assets	$19,406

Consideration paid
Assumption of liabilities	$235,918

Common Stock - 15,000,000 shares
of the Company at $.03 per share	450,000

Total consideration paid	685,918

Less: Identifiable assets	19,406

Goodwill	$666,512

Explanation:

(1)

 The valuation of the inventory was based on cost and was being maintained by a third-party warehouse that maintained perpetual inventory records.

(2)

The valuation of the equipment was based on a third-party appraisal as of March 2, 2010.

(3)

The Management of the Company determined that based on market conditions that existed as of March 2, 2010, the Company’s principal supplier had a perfected security interest in all assets of Take and Bake, Inc. and that Take and Bake, Inc. operated at a loss for several years prior to March 2, 2010, the trade name, logo and trade secrets were to valued at zero.

(4)

The assumption of liabilities includes two (2) term notes payable to the Company’s principal supplier and to Take and Bake, Inc.

(5)

Since there was no methodology set forth in the Agreement dated March 2, 2010 as to how the 15,000,000 shares of restricted common stock of the Company were to be valued, therefore Management of the Company determined the value of the common stock to be the closing price of the Company’s common stock of $.03 without taking into consideration any discounts for the restrictions, the lack of trading volume to sell the shares if they were free trading and that the 15,000,000 represented approximately 11%  of the outstanding shares as of March 2, 2010.

(6)

Management of the Company determined the Goodwill defined as Total Consideration Paid less Identifiable Assets to be $666,512.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K/A , an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

This Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this Annual Report on Form 10-K/A.

Changes in Internal Controls over Financial Reporting

During the quarter ended October 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 23, 2011, the Company filed a Certificate of Designations of Series A Convertible Preferred Stock (the “ Certificate of Designations ”) with the Secretary of State of the State of New Jersey.  The Certificate of Designations, subject to the requirements of New Jersey law,  states the designation, number of shares, powers, preferences, rights, qualifications, limitations and restrictions of Fresh Harvest’s Series A Convertible Preferred Stock, par value $0.0001 per share.  See the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2011 for additional information regarding the Certificate of Designations.

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

Directors’ Compensation

During the year ended October 31, 2010, our directors did not receive any compensation for their services nor any reimbursement of expenses.  We intend to compensate our directors for their services as directors by the issuance to them of restricted common stock or other securities.

Employment Agreement

On November 1, 2005, the Company and Michael J. Friedman entered into an employment agreement.  The employment agreement provides for a five year term which can be extended upon mutual written consent of the parties.  Pursuant to the employment agreement, Mr. Friedman is to be employed in the position of President or such other capacity as the Company may prescribe.  The employment agreement provides for an initial base salary of $10,000 per month which amount was subsequently increased to $12,000 per month.  The employment agreement provides for annual increases to Mr. Friedman’s salary based on inflation, which increase cannot be less than 3.5%.  The employment agreement also contemplates Mr. Friedman’s participation in certain contemplated incentive compensation plans (which have not yet been enacted). The employment agreement further provides that Mr. Friedman is entitled to receive all other benefits generally available to the Company’s other executives and managerial employees.

The employment agreement provides that the Company may terminate the agreement without cause upon six months prior notice to Mr. Friedman.  The Company can terminate the employment agreement at any time without notice if Mr. Friedman commits and is subsequently convicted of a felony or is guilty of willful misconduct, gross negligence or misuse of Company property or assets.

Mr. Friedman can terminate the employment agreement by giving three months prior notice of his resignation.  The employment agreement can also be terminated by Mr. Friedman upon his voluntary retirement which would be effective on the last day of any fiscal year, provided that the effective date of retirement occurs after Mr. Friedman’s 65th birthday, and that Mr. Friedman gives the Company six months' prior written notice of such retirement.  The employment agreement also provides that the Company is to maintain disability insurance on Mr. Friedman and that upon the termination of the employment agreement as a result of a disability Mr. Friedman would be entitled to receive three years of salary.

The employment agreement also provides that in the event of a merger where the Company is not the surviving entity, or of a sale of all or substantially all of the Company’s assets, the Company could assign the employment agreement and all rights and obligations under it to any business entity that succeeds to all or substantially all of the Company’s business through that merger or sale of assets, or  on at least 30 days' prior written notice to Mr. Friedman, terminate the employment agreement effective on the date of the merger or sale of assets (a “Merger Termination”).

The employment agreement also restricts the ability of Mr. Friedman to compete with the Company for 24 months after the termination of his employment with the Company.

The employment agreement further provides that if the employment agreement is terminated without cause by the Company or if termination or a change in position and/or responsibility occurs in connection with a Merger Termination, or if the employment agreement is not renewed by the Company, for any reason, Mr. Friedman would be paid an additional three (3) years base salary at the most current rate of base salary plus an amount equal to the most current amount earned or paid based on the contemplated incentive compensation plans.

The employment agreement further provides that in the event of any material breach of the employment agreement on the part of the Company, Mr. Friedman may terminate his employment under the employment agreement and would be entitled to receive as liquidated damages, the full amount of his base salary and incentive compensation, based on the incentive compensation that would have been paid to Mr. Friedman had he continued under the employment agreement, provided for the three (3) years following Mr. Friedman’s exercise of his option to terminate his employment under the employment agreement.

Indebtedness to Management

As of October 31, 2010, the CEO of the Company has accrued and unpaid salary of $180,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of February 14, 2011 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of our common stock (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, the address for each shareholder below is that of the Company, i.e. 280 Madison Avenue, Suite 1005, New York, NY 10016.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)
Common Stock	Michael Friedman (2)	6,620,307	3.31%

Common Stock	Dominick Cingari (3)	1,350,000	0.68%

Common Stock	Jay Odinitz (3)	800,000	0.40%

	All executive officers and directors as a group (three people)	8,770,307	4.39%

Common Stock	Summit Ventures, LLC (4) 1 Clearwater Lane East Hampton, CT 06424	16,557,500	7.65%

Common Stock	Kobjac Mining & Exploration Ghana, Ltd (5) No 5 Adotei St Accra, Ghana	12,674,125	5.96%

Common Stock	Consultria Y Finanzas Tanishafal S.A. De S.V. (6) Calle Plata No 5, Col Lazaro Cardenas, Ecatepec De Morales Edo De Mexico 55190	12,674,125	5.96%

Common Stock	Welk Consulting, LLC (7) 131 Pleasant St, Meriden, CT 06451	12,674,125	5.96%

Common Stock	Neil Johnson (8) 96 Webster St Hartford, CT 06114	12,674,125	5.96%

Common Stock	Arthur Friedman (9)	10,996,670	5.21%

Common Stock	Marcia Roberts (9)	10,996,670	5.21%

(1) Applicable percentage of ownership is based on 200,000,000 shares of common stock outstanding as of February 14, 2011 together with securities exercisable or convertible into shares of common stock within 60 days of February 14, 2011 for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 14, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Mr. Friedman is the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Parent Company.

(3) Member of the Parent Company’s Board of Directors.

(4) Assumes the conversion of an aggregate of $132,460 owed by the Company to Summit Ventures, LLC as of February 14, 2011 pursuant to certain outstanding convertible promissory notes. The number of shares of common stock issuable pursuant to such convertible promissory notes is based on an assumed conversion price of $0.008 per share.  For purposes of this table any limits on conversion set forth in the applicable convertible promissory notes have been disregarded.

(5) Assumes the conversion of an aggregate of $101,393 owed by the Company to Kobjac Mining & Exploration Ghana, Ltd as of February 14, 2011 pursuant to certain outstanding convertible promissory notes. The number of shares of common stock issuable pursuant to such convertible promissory notes is based on an assumed conversion price of $0.008 per share.  For purposes of this table any limits on conversion set forth in the applicable convertible promissory notes have been disregarded.

(6) Assumes the conversion of an aggregate of $101,393 owed by the Company to Consultria Y Finanzas Tanishafal S.A. De S.V. as of February 14, 2011 pursuant to certain outstanding convertible promissory notes. The number of shares of common stock issuable pursuant to such convertible promissory notes is based on an assumed conversion price of $0.008 per share.  For purposes of this table any limits on conversion set forth in the applicable convertible promissory notes have been disregarded.

(7) Assumes the conversion of an aggregate of $101,393 owed by the Company to Welk Consulting, LLC as of February 14, 2011 pursuant to certain outstanding convertible promissory notes. The number of shares of common stock issuable pursuant to such convertible promissory notes is based on an assumed conversion price of $0.008 per share.  For purposes of this table any limits on conversion set forth in the applicable convertible promissory notes have been disregarded.

(8) Assumes the conversion of an aggregate of $101,393 owed by the Company to Neil Johnson as of February 14, 2011 pursuant to certain outstanding convertible promissory notes. The number of shares of common stock issuable pursuant to such convertible promissory notes is based on an assumed conversion price of $0.008 per share.  For purposes of this table any limits on conversion set forth in the applicable convertible promissory notes have been disregarded.

(9) Assumes (i) the conversion of $31,096 subject to a convertible note, as of October 31, 2010, held by Arthur Friedman and based on a conversion price of $0.05 per share, (ii) the conversion of $26,729 subject to a convertible note, as of October 31, 2010, held by Arthur Friedman and based on an assumed conversion price of $0.008 per share; (iii) the conversion of $36,130 subject to a convertible note, as of October 31, 2010, held by Marcia Roberts and based on an assumed conversion price of $0.008 per share and (iv) the conversion of $20,139 subject to a convertible note, as of October 31, 2010, held by Marcia Roberts and based on an assumed conversion price of $0.008 per share.  Arthur Friedman and Marcia Roberts are husband and wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

On October 5, 2005, Salvatore Cingari, the father of Dominick Cingari (a member of the Company’s Board of Directors) acquired a convertible note from the Company in the original principal amount of $30,000.  The note has an annual interest rate of 10% and a maturity date of April 1, 2007.  The note is convertible into shares of common stock at any time at the option of the lender or the Company at a conversion price of $0.50 per share.  As of October 31, 2010, the Company owed Salvatore Cingari $45,250 with respect to this note.

On February 11, 2008, Arthur Friedman, the father of the Company’s President and Chief Executive Officer, acquired a convertible note from the Company in the original principal amount of $692,028 and with a maturity date of February 10,

2010.  As of November 2, 2009, the Company owed Arthur Friedman $666,077 pursuant to this note (which is the greatest amount owed to Mr. Friedman under the note during the fiscal year ended October 31, 2010).  Arthur Friedman subsequently assigned $442,028 of this note to Marcia Roberts, the mother of the Company’s President and Chief Executive Officer, which amount is no longer outstanding.  The balance of the note, except for the remaining accrued interest, was converted into shares of the Company’s common stock.  As of October 31, 2010, the Company owed Arthur Friedman $31,096 with respect to this convertible note.

On April 16, 2010, Arthur Friedman acquired a convertible demand note with an original principal balance of $26,000 and an annual interest rate of 5%.  The note is convertible into shares of common stock based on a conversion rate equal to the lower of $0.01 per share or a 20% discount to the weighted average five day closing bid price following written notification of conversion.  As of October 31, 2010, the Company owed Arthur Friedman $26,729 in principal and accrued but unpaid interest under this note.

As of October 31, 2010, the Company also owed Arthur Friedman $64,212 with respect to certain expenses paid by Mr. Friedman on behalf of the Parent Company.  The Company and Arthur Friedman have not entered into a written agreement with respect to this loan.

During the fiscal year ended October 31, 2010, the Company made payments to Arthur Friedman of an aggregate of $9,658 with respect to the above described debts.

On October 19, 2010, Marcia Roberts, the mother of the Company’s President and Chief Executive Officer, acquired a convertible note from the Company in the original principal amount of $36,000 and with an annual interest rate of 10% and a maturity date of October 18, 2012.  The note is convertible into shares of common stock based on a conversion rate equal to the lesser of $0.01 per common share or a 20% discount of the average of the closing bid prices of the Company’s common stock during the five trading days prior to the conversion date.  As of October 31, 2010, the Company owed Ms. Roberts $36,130 in principal and accrued but unpaid interest under the note.

On October 7, 2010, Marcia Roberts acquired a convertible note from the Company in the original principal amount of $20,000 and with an annual interest rate of 10% and a maturity date of October 6, 2012.  The note is convertible into shares of common stock based on a rate equal to the lesser of $0.01 per share or a 20% discount of the average of the closing bid prices of the Company’s common stock during the five trading days prior to the conversion date.

During the fiscal year ended October 31, 2010, the Company made payments to Marcia Roberts of an aggregate of $5,500 with respect to the above described debts.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements: See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K/A

EXHIBITS

Exhibit	Description

2.1

Asset Purchase Agreement dated March 2, 2010 among  Fresh Harvest Products, Inc.,  Take and Bake, Inc., doing business as A.C. LaRocco Pizza Company, Clarence Scott and Karen Leffler (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2010)

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

Date:  May 25, 2011

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

May 25, 2011

/s/ Dominick M. Cingari

Dominick M. Cingari – Director.

May 25, 2011

/s/ Jay Odintz

Jay Odintz, C.P.A. – Director.

May 25, 2011