Form 10-Q
period 2011-04-30
Fresh Harvest Products, Inc.
filed 2011-06-14
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011

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

As of June 14, 2011, the registrant had 200,000,000 shares of common stock outstanding.

FORWARD LOOKING STATEMENTS.

Unless stated otherwise or the context otherwise requires, the words “we,” “us,” “our,” the “Company” or “Fresh Harvest” in this Quarterly Report on Form 10-Q collectively refers to Fresh Harvest Products, Inc., a New Jersey corporation (the “Parent Company”), and its subsidiaries. The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” relating to the Company, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. These “forward looking statements” represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” or the negative or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements by their nature involve substantial risks and uncertainties, such as our ability to obtain additional working capital, the affect of general economic and business conditions, our ability to implement our business and acquisition strategy, our ability to effectively integrate our acquisitions, competition, availability of key personnel, changes in, or the failure to comply with government regulations, and other risks detailed from time-to-time in the Company’s reports filed with the Securities and Exchange Commission, including in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2010, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

4

Item 1.  Financial Statements

4

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

33

Item 4.  Controls and Procedures

33

Part II - Other Information

34

Item 1.   Legal Proceedings.

34

Item 1a.  Risk Factors.

34

Item 2.  Unregistered Sales of Equity Securities and Use Of Proceeds

39

Item 3.  Defaults Upon Senior Securities.

40

Item 4.  (Removed And Reserved)

40

Item 5.  Other Information.

40

Item 6.  Exhibits.

40

Signatures

41

PART I  - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	April 30, 2011	October 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash	$4,552	16,711
Accounts receivable, net	42,269	120,758
Inventory	25,477	33,617
Total current assets	72,298	171,086

Fixed assets
Equipment, net	7,549	10,397

Total assets	$79,847	181,483

LIABILITIES AND DEFICIENCY IN ASSETS
Current liabilities
Accounts payable	$1,518,415	$1,504,316
Notes payable, related parties, current	-	122,037
Notes payable, current	108,599	1,144,770
Total current liabilities	1,627,014	2,771,123

Long-term liabilities
Long-term debt, related parties, net of current portion	-	56,270
Long-term debt, net of current portion	804,195	131,336
Total long-term liabilities	804,195	187,606
Total liabilities	2,431,209	2,958,729

Commitments and Contingencies	-	450,000

Deficiency in assets
Series A Preferred Stock - $0.0001 par value,
5,000,000 shares authorized; 2,140,003 outstanding	1,566,199	-
Common stock - $0.0001 par value, 200,000,000 shares,
authorized; 200,000,000 outstanding	20,000	20,000
Additional paid in capital	3,358,469	3,358,469
Accumulated deficit	(7,296,030)	(6,605,715)
Total deficiency in assets	(2,351,362)	(3,227,246)

Total liabilities and deficiency in assets	$79,847	$181,483

See accompanying notes to the unaudited condensed consolidated financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue, net	$221,643	$70,804	$402,728	$188,693

Cost of goods sold	195,244	142,385	302,935	153,596

Gross profit	26,399	28,419	99,793	35,097

Operating expenses
Salaries and wages	36,000	36,755	96,000	72,755
Sales and marketing	78,064	36,743	146,241	74,077
Legal and professional fees	134,764	53,310	203,768	91,611
General and administrative	160,874	79,259	294,946	163,515
Total operating expenses	409,702	206,067	740,955	401,958

Loss from operations	(383,303)	(177,648)	(641,162)	(366,861)

Other income (expense)
Interest expense	(19,214)	(37,172)	(47,330)	(63,121)
Loss on disposal of assets	-	-	(1,823)	-
Total other income (expense)	(19,214)	(37,172)	(49,153)	(63,121)

Loss before provision for income taxes	(402,517)	(214,820)	(690,315)	(429,982)

Provision for income taxes	-	-	-	-

Net loss	$(402,517)	(214,820)	$(690,315)	$(429,982)

Basic and diluted earnings (loss)
per common share	$(0.002)	(0.001)	$(0.003)	$(0.003)

Weighted average common shares
outstanding (basic and diluted)	200,000,000	164,477,153	200,000,000	139,788,934

See accompanying notes to the unaudited condensed consolidated financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	For the	For the
	six months ended	six months ended
	April 30, 2011	April 30, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(690,315)	$(429,982)
Adjustments to reconcile net loss to cash flows
(used in) provided by operating activities:
Stock issued for services	-	92,707
Depreciation and amortization	2,848	2,853
(Increase) decrease in assets:
Accounts receivable	78,489	(68,924)
Prepaid expenses	-	(25,465)
Inventory	8,140	(134,080)
Deposits and other	-	(31,000)
Increase (decrease) in liabilities:
Accounts payable and accrued interest	493,666	419,712
Cash flows (used in) provided by operating activities	(107,172)	(174,179)

Cash flows from investing activities
Purchase of fixed assets	-	(8,330)
Cash flows (used in) investing activities	-	(8,330)

Cash flows from financing activities
Loan repayments	(24,987)	(2,000)
Proceeds from advances from related parties, net	-	5,106
Proceeds from loans payable	120,000	317,260
Cash flows provided by financing activities	95,013	320,366

Net increase (decrease) in cash	(12,159)	137,857

Cash and cash equivalents, beginning of period	16,711	(83)

Cash and cash equivalents, end of period	$4,552	$137,774

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Stock issued for conversion of debt	$1,116,199	$266,500
Commitment - stock issued for business acquisition	$450,000	$-

See accompanying notes to the unaudited condensed consolidated financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

April 30, 2011

NOTE 1.

GENERAL ORGANIZATION AND BUSINESS

Fresh Harvest Products, Inc., a New Jersey corporation (the “Parent Company”), and its subsidiaries (collectively referred to as the “Company”), are engaged in the proprietary development, sales and marketing of organic and natural food products.

 On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc.  The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”).  Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger.  As a result, as of the date of this Quarterly Report on Form 10-Q, the Parent Company and New York FHP had not completed the Merger.  Before the Company can complete the Merger, the parties to the Merger must take certain steps, including, the payment of all taxes owed by New York FHP to the State of New York.  As of April 30, 2011, New York FHP owed New York State payroll related taxes in the amount of approximately $32,000 plus applicable interest and penalties.  The Company intends to take the steps required to complete the Merger, however, the Company cannot forecast when it will pay the amounts owed to the State of New York or otherwise complete the Merger.

In August 2009, the Parent Company formed a wholly-owned subsidiary, Wings of Nature, LLC. In April 2010, the Parent Company formed a wholly-owned subsidiary, New A.C. LaRocco, for the purpose of implementing its new pizza business.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future.  As of April 30, 2011, the Company has limited cash available for operations and has an accumulated deficit of $7,296,030. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has limited revenue and without realization of additional capital, it would be highly unlikely for the Company to continue as a going concern.

Material Agreements

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

On March 2, 2011, in lieu of the 15,000,000 shares of common stock described in the Asset Purchase Agreement, the Parent Company issued 150,000 shares of its Series A Convertible Preferred Stock to the Seller. The Parent Company’s Certificate of Incorporation authorizes 200,000,000 shares of common stock, of which, as of April 30, 2011, all 200,000,000 shares were issued and outstanding.  As a result, the Parent Company is unable to issue the shares of common stock contemplated by the Asset Purchase Agreement until the number of the Parent Company’s authorized shares of common stock is increased.  An increase in the Parent Company’s authorized shares of common stock is dependent on the approval of the Parent Company’s shareholders.

On March 2, 2010, the parties to the Asset Purchase Agreement also entered into an Asset Acquisition Memorandum (the “Memorandum” which we refer to together with the Asset Purchase Agreement, as the “Transaction Documents”).  The Memorandum provides, among other things, that the Parent Company is required to invest a minimum of $500,000 within six months of the closing date of the Asset Acquisition into New A.C. LaRocco, which payments may be made directly to New A.C. LaRocco or to anyone that the Seller and New A.C. LaRocco deem necessary.  As of April 30, 2011, the Parent Company had invested approximately $275,041 in the New A.C. LaRocco.

PURCHASE PRICE ALLOCATION

The acquisition of the assets of Take and Bake, Inc. on March 2, 2010 was accounted for as a business combination as defined under ASC 805.  The purchase price allocation is as follows:

Identifiable Assets
Inventory	(1)	$11,076
Equipment	(2)	8,330
Trade name, logo and trade secrets	(3)	-
Total identifiable assets		$19,406

Consideration paid
Assumption of liabilities	(4)	$235,918

Common Stock - 15,000,000 shares
of the Company at $.03 per share	(5)	450,000

Total consideration paid		685,918

Less: Identifiable assets		19,406

Goodwill	(6)	$666,512

Explanation:

1.

The valuation of the inventory was based on cost and was being maintained by a third-party warehouse that maintained perpetual inventory records.

2.

The valuation of the equipment was based on a third-party appraisal as of March 2, 2010.

3.

The Management of the Company determined that based on market conditions that existed as of March 2, 2010, the Company’s principal supplier had a perfected security interest in all assets of Take and Bake, Inc. and that Take and Bake, Inc. operated at a loss for several years prior to March 2, 2010, the trade name, logo and trade secrets were valued at zero.

4.

The assumption of liabilities includes two (2) term notes payable to the Company’s principal supplier and to Take and Bake, Inc.

5.

There was no methodology set forth in the Agreement dated March 2, 2010 as to how the 15,000,000 shares of restricted common stock of the Company were to be valued, therefore, Management of the Company determined the value of the common stock to be the closing price of the Company’s common stock of $.03 without taking into consideration any discounts for the restrictions, the lack of trading volume to sell the shares if they were free trading and that the 15,000,000 shares represented approximately 11% of the outstanding shares as of March 2, 2010.

6.

Management of the Company determined the Goodwill, defined as Total Consideration Paid less Identifiable Assets, to be $666,512.

Settlement Agreement

On May 4, 2011, the Parent Company, New York FHP, New A.C. LaRocco, the Seller, Clarence Scott and Karen Leffler entered into a Settlement Agreement and Release (the “Settlement Agreement”), which was effective on May 11, 2011.

The terms of the Settlement Agreement include, among others:

(i)

The Parent Company shall issue an additional 150,000 shares of Series A Convertible Preferred Stock to the Seller (the “Share Payment”);

(ii)

during the 90 day period following the effective date of the Settlement Agreement, Fresh Harvest will pay to the Seller an aggregate of $23,000;

(iii)

neither Mr. Scott nor Ms. Leffler would be restricted from accepting employment with, consulting with or investing in any business in competition with Fresh Harvest or its subsidiaries;

(iv)

each of the Seller, Mr. Scott and Ms. Leffler acknowledged and agreed that upon receipt of the Share Payment by the Parent Company and compliance by New A.C. LaRocco with the provisions of Section 2(b) of the Settlement Agreement (i.e., payment of $23,000 to the Seller), all amounts owed by Fresh Harvest and/or New A.C. LaRocco to the Seller, Mr. Scott and Ms. Leffler in connection with the Asset Acquisition, pursuant to the Transaction Documents (including the employment agreements between Fresh Harvest and each of Mr. Scott and Ms. Leffler) or otherwise shall be deemed satisfied and paid in full;

(v)

each of the Seller, Mr. Scott and Ms. Leffler acknowledged and agreed that on March 2, 2010, the Parent Company acquired all right, title and interest in (collectively, the “Acquired Assets”) all of the property and assets, real, personal or mixed, tangible and intangible, of every kind and description of the Seller, except for: (1) receivables due to the Seller on March 2, 2010, (2) cash and cash equivalent items on hand at the close of business on March 2, 2010, (3) accounts receivable earned from the operation of the Seller’s business during the period beginning sixty (60) days prior to March 2, 2010 and ending on March 2, 2010, (4) accounts receivable as to litigation commenced prior to March 2, 2010 against a debtor for purposes of collection, (5) all judgments in favor of the Seller in connection with the collection of accounts receivable as of March 2, 2010 and (6) all  checkbooks,  stubs,  books of account, ledgers  and journals related to the prior operation of the Seller’s business prior to March 2, 2010;

(vi)

each of the Seller, Mr. Scott and Ms. Leffler further acknowledged and agreed that the only liability assumed by Fresh Harvest from the Seller pursuant to the Transaction Documents was the assumption of that certain Secured Promissory Note dated July 6, 2007 in the original principal amount of $218,356.94 (and with a principal balance of $129,384.59 on March 2, 2010) owed by the Seller to a specified creditor;

(vii)

New A.C. LaRocco agreed to transfer to the Seller certain specified assets and any rights and obligations of New A.C. LaRocco and/or Fresh Harvest with respect to the facility located in Spokane, Washington; and

(viii)

subject to certain conditions, the domain name healthypizzarevolution.com, will be the property of Mr. Scott.

The Settlement Agreement also provides for a mutual release of claims by the parties.

NOTE  2.

 SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K/A as filed with the SEC on May 25, 2011.

Reclassifications

Certain amounts in the accompanying unaudited interim condensed consolidated financial statements as of April 30, 2010 have been reclassified by the Company to conform to the April 30, 2011 presentation primarily with accounts payable, accrued interest and notes payable.  These reclassifications had no effect on the previously reported net loss.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of April 30, 2011.

As of April 30, 2011, the bank account located in Spokane, Washington that the Parent Company is using for the operations of the New A.C. LaRocco is in the name of Take and Bake, Inc. dba AC LaRocco Pizza.

As of April 30, 2011 and 2010, the Company’s cash balances of $4,552 and $16,711 contained amounts of $3,875 and zero, respectively, which are held by the Company’s food producer of its organic pizza line for payment pursuant to their lock-box agreement with the Company.

Net Loss Per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

For the three months ended April 30, 2011 and 2010, the weighted-average number of common shares outstanding for computing basic EPS were 200,000,000 and 164,477,153, respectively.

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

As of April 30, 2011 and October 31, 2010, the allowance for doubtful accounts was $136,396 and $31,139, respectively.

Inventory

Inventory is valued at the lower of actual cost or market, utilizing the first-in, first-out method.  The Company provides write-downs for finished goods expected to become non-saleable due to age and specifically identifies and provides for slow moving products and packaging.

As of April 30, 2011 and October 31, 2010, the Company determined there was zero in obsolete inventory.

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

For the six months ended April 30, 2011 and 2010, depreciation expense was $2,848 and $2,853, respectively.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the six months ended April 30, 2011 and 2010, respectively.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Advertising

Advertising is expensed when incurred. For the six months ended April 30, 2011 and 2010, advertising expense was $36,865 and zero, respectively.

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

For the six months ended April 30, 2011 and 2010, the Company recognized a loss of $1,823 and $0 on the disposal of assets.

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

For the six months ended April 30, 2011 and 2010, the Company recognized zero and $92,707, respectively, in stock issued for services.  The stock was valued at the closing price on the date issued less a 20% discount.

Accounting for Uncertain Tax Positions

The Parent Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, and local jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for the years prior to October 31, 2005.  With respect to state and local jurisdictions, with limited exception, the Parent Company and its subsidiaries are no longer subject to income tax audits prior to October 31, 2005.  In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

NOTE 3.

ACCOUNTS PAYABLE

As of April 30, 2011 and October 31, 2010, the accounts payable was as follows:

	April 30, 2011	October 31, 2010

Account payable - trade	$1,137,102	$831,299
Accrued salaries and wages	70,518	394,901
Accrued payroll taxes/penalties and interest	310,795	278,116
Total	$1,518,415	$1,504,316

NOTE 4.

NOTES PAYABLE -  RELATED PARTIES

As of April 30, 2011 and October 31, 2010, the notes payable – related parties were as follows:

	April 30, 2011	October 31, 2010
Convertible note dated February 11, 2008 with an original principal balance of $692,028 with a maturity date of February 10, 2010. $442,028 of this note was assigned to another related party and the balance, except the remaining accrued interest, was converted to common stock of the Company. The conversion rate is $.05 per share.	$-	$31,096

Convertible demand note dated April 16, 2010 with an original principal balance of $26,000; annual interest rate of 5%. The conversion rate is at the lower of 1) $.01 per share; or 2) 20% discount to the weighted average of the 5 day closing Bid prices following the written notification of conversion.	-	26,729

Unreimbursed expenses paid on behalf of the Parent Company - no formal agreement and no repayment terms	-	64,212

Convertible note dated October 19, 2010 with an original principal balance of $36,000; annual interest rate of 10% with a maturity date of October 18, 2012. The conversion rate is the lesser of $.01 per common share or a price at a 20% discount of the average of the closing bid prices of the Common Stock during the five trading days prior to the Conversion Date.	-	36,130
Convertible note dated October 7, 2010 with an original principal balance of $20,000; annual interest rate of 10% with a maturity date of October 6, 2012. The conversion rate is the lesser of $.01 per common share or a price at a 20% discount of the average of the closing bid prices of the Common Stock during the five trading days prior to the Conversion Date.	-	20,139
Total	$-	$178,307
Less: long-term portion	-	56,270

Total notes payable - related parties, current	$-	$122,037

In March 2011, the Parent Company issued 260,670 shares of Series A Convertible Preferred Stock in exchange for the outstanding balance of $181,426 of Notes Payable – Related Parties.

NOTE 5.

NOTES PAYABLE

As of April 30, 2011 and October 31, 2010, the notes payable were as follows:

		April 30, 2011	October 31, 2010

Convertible note dated October 6, 2008 with an original principal balance of $63,000 with a maturity date of January 4, 2009; annual interest at a rate of 12.5%. The lender received 500,000 shares of restricted common stock of the Company.	(1)	$24,396	$22,925
Convertible note dated October 1, 2005 with an original principal balance of $15,000 with a maturity date of April 1, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share.	(1)	26,406	25,124
Convertible note dated October 1, 2005 with an original principal balance of $30,000 with a maturity date of April 1, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share.	(1)	47,560	45,250
Convertible note dated October 1, 2005 with an original principal balance of $15,000 with a maturity date of April 1, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share.	(1)	23,780	22,625
Convertible note dated June 14, 2007 with an original principal balance of $15,000 with a maturity date of June 14, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 25% discount of the market price of the Company's common shares.		21,284	20,250
Convertible note dated April 17, 2007 with an original principal balance of $20,000 with a maturity date of April 17, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.45 per share or a 35% discount of the market price of the Company's common shares.		28,378	27,000
Convertible note dated July 20, 2005 with an original principal balance of $10,000 with a maturity date of January 20, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share.		16,029	15,250
Convertible note dated May 26, 2005 with an original principal balance of $20,000 with a maturity date of November 26, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share.		32,407	30,833
Convertible note dated September 19, 2006 with an original principal balance of $100,000 with a maturity date of September 19, 2008; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company.		109,264	103,874

Convertible note dated February 26, 2007 with an original principal balance of $30,000 with a maturity date of February 26, 2009; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 35% discount of the market price of the Company's common shares.		43,522	41,000
Convertible note dated December 23, 2006 with an original principal balance of $18,000 with a maturity date of December 23, 2008; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.95 per share.		26,487	25,200
Convertible note dated April 17, 2007 with an original principal balance of $15,000 with a maturity date of April 17, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.45 per share or a 35% discount of the market price of the Company's common shares.		21,284	20,250
Convertible note dated January 29, 2007 with an original principal balance of $15,000 with a maturity date of January 29, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.95 per share.		22,072	21,000
Convertible note dated November 30, 2006 with an original principal balance of $50,000 with a maturity date of November 30, 2008; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.85 per share.		73,574	70,000
Convertible note dated August 31, 2009 with an original principal balance of $15,000 with a maturity date of August 31, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares.	(1)	8,741	8,316
Convertible note dated August 26, 2009 with an original principal balance of $20,000 with a maturity date of August 26, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares.	(1)	24,526	23,105
Convertible note dated August 26, 2009 with an original principal balance of $20,000 with a maturity date of August 26, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares.	(1)	24,526	23,105
Convertible notes with an original principal balance of $476,668; annual interest at a rate of 10%. The notes are convertible into common shares at any time at the option of the lender or the Company at a $0.01 per share or a 20% discount of the market price of the Company's common shares.		27,710	522,975
Unreimbursed advances in June and July 2009 with an original amount of $4,000. There are no formal note agreements. The Company is accruing interest at an annual interest at a rate of 10%.		4,822	4,588

Convertible note dated September 17, 2010 with an original principal balance of $10,000 with a maturity date of September 17, 2011; annual interest at a rate of 8%. The note is convertible into common shares at any time at the option of the lender or the Company at a 50% discount of the average previous 10 days of the market price of the Company's common shares.		10,409	10,000
Note payable dated July 6, 2007 with an original principal balance of $218,357 and a principal balance on March 2, 2010 of $129,385 with a maturity date of August 26, 2012; annual interest at a rate of 6%.	(1)	70,039	91,276
Note payable per asset purchase agreement dated March 2, 2010 with an original principal balance of $108,000 with monthly payments of $1,800 for a 60 month period; annual interest at a rate of 0%.		102,160	102,160
Convertible note dated December 3, 2010 with an original principal balance of $20,000; maturity date of December 2, 2012; annual interest rate of 10%. The note is convertible into common shares at any time at the option of lender or the Company at a 20% discount to the average closing price on the previous five trading days, not including the conversion date.		20,761	-
Convertible note dated February 11, 2011 with an original principal balance of $100,000; maturity date of August 10, 2011; annual interest rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company.		102,657	-

Total		912,794	1,276,106

Less: long - term portion		108,599	131,336

Total notes payable, current		$804,195	$1,144,770

(1) - As of April 30, 2011 and October 31, 2010, the CEO of the Parent Company has personally guaranteed $249,974 and $261,726, respectively of the outstanding notes payable.

NOTE 6.

STOCKHOLDERS’ EQUITY

Series A Preferred Stock

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

Subject to the prior increase in the number of the Parent Company’s authorized shares of common stock, each share of Series A Preferred Stock will automatically be converted into shares of common stock at the then effective Conversion Rate for such share immediately upon the election of the Parent Company.  The Parent Company intends to make such election promptly following such increase in its authorized common stock.

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

Issuance to Take and Bake, Inc.

On March 2, 2011, in lieu of the 15,000,000 shares of common stock described in the Asset Purchase Agreement, the Parent Company issued 150,000 shares of Series A Preferred Stock to the Seller, which shares, subject to the limitations on conversion described above, would be convertible into 15,000,000 shares of the Parent Company’s common stock.  On May 27, 2011, the Parent Company issued an additional 150,000 shares of Series A Preferred Stock to the Seller pursuant to the terms of the Settlement Agreement.

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

As of April 30, 2011, the outstanding Series A Preferred Shares were issued for the following:

Accounts Payable	189,000
Board of Directors	300,000
Consideration - Business Acquisition	150,000
Employment Contract - Mr. Friedman	268,244
Notes Payable - Non-Related Parties	972,089
Notes Payable - Related Parties	260,670

Total	2,140,003

Common Stock

As of April 30, 2011 and October 31, 2010, the Parent Company had authorized and issued 200,000,000 shares of Common Stock at par value of $0.0001 per share.

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

As of April 30, 2011, the Company has approximately $2,240,000 in gross deferred tax assets resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, as of April 30, 2011, the net provision for income taxes is $0.

As of April 30, 2011, the Company has federal net operating loss carry forwards of approximately $5,600,000 available to offset future taxable income through 2031.

As of April 30, 2011, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

Based on management’s review of the Company’s tax position, the Parent Company and subsidiaries had no significant unrecognized corporate tax liabilities as of April 30, 2011 and October 31, 2010 payable to the Internal Revenue Service due to the net operating loss carryforward.  In January 2011, the Company filed its 2005 through 2009 Federal and New Jersey Corporate Income Tax Returns.

NOTE 8.

UNPAID PAYROLL TAXES

As of April 30, 2011, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of April 30, 2011 was approximately $217,000 subject to further penalties and interest plus accruals on unpaid wages for a total of approximately $300,000.

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York

As of April 30, 2011, the New A.C. LaRocco had filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington of approximately $35,000 including estimated penalties and interest for non-filing and non-payment.  The New A.C. LaRocco has filed all of the 2010 quarterly unemployment reports and made the requisite tax payments to the State of Washington.  As of January 1, 2011, the New A.C. LaRocco does not have any payroll as all employees have been terminated.

NOTE 9.

OPERATING LEASES

Rent

As of April 30, 2011, the Parent Company maintains its office in New York, New York.   There is no written office lease; however, the rent is approximately $750 per month.  The Company maintains a limited amount of office equipment and does not lease any vehicles.

As of April 30, 2011, the New AC LaRocco maintains an office located in Spokane, Washington.  Monthly rent for this space is approximately $1,100 including common area charges. The office maintains a limited amount of office equipment and does not lease any vehicles.

For the six months ended April 30, 2011 and 2010, rent expense was $4,517 and $11,700, respectively.

NOTE 10.

COMMITMENTS AND CONTINGENCIES

(See Note 1, Material Agreements and Settlement Agreement)

Share Consideration – Take and Bake, Inc., Acquisition

On March 2, 2011, the Parent Company issued 150,000 shares of Series A Preferred Stock to the Seller. Subject to the prior increase in the number of the Parent Company’s authorized shares of common stock, each share of Series A Preferred Stock will automatically be converted into shares of common stock at the then effective

Conversion Rate for such share immediately upon the election of the Parent Company.  The Parent Company intends to make such election promptly following such increase in its authorized common stock.

Unfunded Investment Commitment– Take and Bake, Inc., Acquisition

The related Memorandum required the Parent Company to invest a minimum of $500,000 within six months after the date of the Memorandum

As of April 30, 2011, the Parent Company had invested $275,041 in the New AC LaRocco under the Memorandum.

As of April 30, 2011, the balance of this unfunded investment commitment was $224,959.  This amount is not reflected as a commitment in the consolidated balance sheet of the Company.

NOTE  11.

THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Issued Accounting Pronouncements

As of and for the six months ended April 30, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 12.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

For the six months ended April 30, 2011, the Company reported a net loss of $690,315

As of April 30, 2011, the Company maintained total assets of $79,847; total liabilities of $2,431,209 including long-term debt of $804,195 along with an accumulated deficit of $7,296,030.

Management believes that additional capital will be required to fund operations through the year ending October 31, 2011 and beyond, as it attempts to generate increasing revenue, and develop new products. Management intends to attempt to raise capital through additional equity offerings and debt obligations. The Company’s ability to raise additional common equity capital is dependent on the approval of the Company’s shareholders of an increase in the authorized common stock of the Company. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 13.

SUBSEQUENT EVENTS

Settlement Agreement

On May 4, 2011, the Parent Company, New York FHP, New A.C. LaRocco, the Seller, Clarence Scott and Karen Leffler entered into a Settlement Agreement and Release (the “Settlement Agreement”), which was effective on May 11, 2011.  (See Note 1, Material Agreements and Settlement Agreement)

Letter Agreement – Mercury Equity Group

On May 17, 2011, the Parent Company entered into a letter agreement with Mercury Equity Group, LLC (“Mercury”) to, among other things, retain Mercury on an exclusive basis to provide general financial advisory and investment banking services to the Company. The agreement provides, among other things, for the issuance to Mercury of up to a number of shares of the Company’s common stock equal to 5% of the total issued and outstanding shares of the Company’s common stock on a fully diluted basis upon the happening of certain events.

As of June 14, 2011, the date the financial statements were available to be issued, there are no other subsequent events that are required to be recorded or disclosed in the accompanying financial statements as of and for the three months ended April 30, 2011.

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

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc.  The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”).  Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger.  As a result, as of the date of this Quarterly Report on Form 10-Q, the Parent Company and New York FHP had not completed the Merger.  Before the Company can complete the Merger, the parties to the Merger must take certain steps, including the payment of all taxes owed by New York FHP to the State of New York.  As of April 30, 2011, New York FHP owed New York State payroll related taxes in the amount of approximately $32,000 plus applicable interest and penalties.  The Company intends to take the steps required to complete the Merger, however, the Company cannot forecast when it will pay the amounts owed to the State of New York or otherwise complete the Merger.

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

As of April 30, 2011, the Company had current assets of $72,298 that includes $4,552 in cash, net accounts receivable of $42,269 and inventory of $25,477.  Management believes that the liquid cash and other liquid assets on hand as of April 30, 2011 are not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

In our audited financial statements as of and for the two year period ended October 31, 2010, our auditors expressed a going concern for our company as of those dates.

The unaudited interim condensed consolidated financial statements contained in this quarterly report have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

Results of Operations for the Three Months Ended April 30, 2011 and April 30, 2010

For the three months ended April 30, 2011, we recorded net revenues of $221,643 versus $170,804 for an increase of $50,839 or 29.8% over the three months ended April 30, 2010. The increase is primarily due to revenues of the New AC LaRocco.

For the three months ended April 30, 2011, gross profit was $26,399 versus $28,419 for a decrease of $2,020 or 7.1% over the three months ended April 30, 2010.  The decrease is primarily due to increase in product costs of the New AC LaRocco.

For the three months ended April 30, 2011, gross profit in percentages was 11.9% versus 16.6% over the three months ended April 30, 2010.  The change in gross profit is primarily due to change in product mix from our organic food lines to include the organic food sold under the brand name of Wings-of Nature and the organic pizza sold under the brand name of AC LaRocco.

For the three months ended April 30, 2011, operating expenses increased to $409,702 from $206,067 or 98.8% over the three months ended April 30, 2010.  The increase is primarily due to increases in salaries and wages, sales and marketing and general and administrative expenses due to the Asset Acquisition along with an increase in the allowance for doubtful accounts and the continuing costs related to the Parent Company’s SEC reporting requirements.

For the three months ended April 30, 2011, interest expense on our convertible notes payable decreased to $19,214 from $37,172, or 48.3% over the three months ended April 30, 2010.  This decrease is primarily due to the notes payable that were converted to Series A Preferred Stock during the three months ended April 30, 2011.

In addition, our inability to cause the conversion of certain of the outstanding convertible notes payable into shares of common stock due to a lack of available authorized shares to be issued upon such conversions has contributed to our inability to reduce the outstanding amount of such debt even further than we were able to with the issuance of the Series A Preferred Stock.

For the three months ended April 30, 2011, we realized a net loss of $402,517 as compared to $214,820 or an 87.4% increase over the three months ended April 30, 2010.  The increase is primarily due to the lack of sufficient revenues and increases in salaries and wages, sales and marketing and general and administrative expenses due to the Asset Acquisition and the continuing costs related to the Parent Company’s SEC reporting requirements.

Results of Operations for the Six Months Ended April 30, 2011 and April 30, 2010

For the six months ended April 30, 2011, we recorded net revenues of $402,728 versus $188,693 for an increase of $214,035 or 113.4% over the six months ended April 30, 2010. The increase is primarily due to revenues of the New AC LaRocco.

For the six months ended April 30, 2011, gross profit was $99,793 versus $35,097 for an increase of $64,696 or 184.3% over the six months ended April 30, 2010.  The increase is primarily due to revenues of the New AC LaRocco.

For the six months ended April 30, 2011, gross profit in percentages was 24.8% versus 18.6% over the six months ended April 30, 2010.  The change in gross profit is primarily due to change in product mix from our organic food lines to include the organic food sold under the brand name of Wings-of Nature and the organic pizza sold under the brand name of AC LaRocco.

For the six months ended April 30, 2011, operating expenses increased to $740,955 from $401,958 or 84.3% over the six months ended April 30, 2010.  The increase is primarily due to increases in salaries and wages, sales and marketing and general and administrative expenses due to the Asset Acquisition along with an increase in the allowance for doubtful accounts and the continuing costs related to the Parent Company’s SEC reporting requirements.

For the six months ended April 30, 2011, interest expense on our convertible notes payable decreased to $47,330 from $63,121, or 25.0% over the six months ended April 30, 2010.  This decrease is primarily due to the notes payable that were converted to Series A Preferred Stock during the six months ended April 30, 2011.

In addition, our inability to cause the conversion of certain of the outstanding convertible notes payable into shares of common stock due to a lack of available authorized shares to be issued upon such conversions has contributed to our inability to reduce the outstanding amount of such debt even further than we were able to with the issuance of the Series A Preferred Stock.

For the six months ended April 30, 2011, we realized a net loss of $690,315 as compared to $429,982 or a 60.5% increase over the six months ended April 30, 2010.  The increase is primarily due to the lack of sufficient revenues and increases in salaries and wages, sales and marketing and general and administrative expenses due to the Asset Acquisition and the continuing costs related to the Parent Company’s SEC reporting requirements

Liquidity and Capital Resources

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

The Company’s ability to raise additional common equity capital is dependent on the approval by the Company’s shareholders of an increase in the authorized common stock of the Company.

As of April 30, 2011, we had current assets of $72,298 including $4,552 cash, inventory of $25,477 and net accounts receivable of $42,269.  We had fixed assets with a net book value of $7,549 and we had total liabilities of $2,431,209.

Currently, we do not have sufficient financial resources to implement or complete our business plan. We anticipate that we will need a minimum of approximately $600,000 to satisfy our cash requirements over the next 12 months.  We cannot be assured that revenue from operations will be sufficient to fund our activities during the next 12 months. Accordingly, we will have to seek alternate sources of capital. We can offer no assurance that we will be able to raise such funds on acceptable terms to us or otherwise. If we are unsuccessful in our attempts to raise sufficient capital, we may have to cease operations or postpone our plans to initiate or complete our business plan.

If we are unable to raise the required financing, we will be delayed in commencing our business plan and may have to cease operations. Currently, we have a limited credit history with vendors, suppliers, manufacturers, packagers and food producers; we must pay for our purchases “up front” and are not granted credit terms. This will continue until we have established a satisfactory credit history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. Our inability to obtain credit from such providers has a significant impact upon our liquidity and our ability to utilize funds for other purposes. Similarly, if and when we hire additional personnel, including management and sales personnel, the cost related to such hiring will have a significant impact on our liquidity and deployment of funds.

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

Since March 2, 2010 through April 30, 2011, the food producer of our organic pizza line has been paid approximately $60,000 of principal on the note payable we assumed in the Asset Acquisition, In addition, as of April 30, 2011, we were current in the amount owed to such food producer for their accounts payable.

	For the Six months ended
	April 30, 2011	April 30, 2010
Net cash (used in) operating activities	$(107,172))	$(174,179)

Net cash (used in) investing activities	$-	$(8,330)

Net cash provided by financing activities	$95,013	$320,366

Net increase (decrease) in cash and cash equivalents	$(12,159)	$137,857

Cash and cash equivalents, beginning of period	$16,711	$(83)

Cash and cash equivalents, end of period	$4,552	$137,774

As of April 30, 2011, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of April 30, 2011 was approximately $217,000 subject to further penalties and interest plus accruals on unpaid wages for approximately $300,000.  The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York

As of April 30, 2011, the New A.C. LaRocco had filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington in an approximate amount of $35,000 including estimated penalties and interest for non-filing and non-payment.  The New A.C. LaRocco has filed all of the 2010 quarterly unemployment reports and made the requisite tax payments to the State of Washington.

Material Agreements

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

The assets acquired by the Company in the Asset Acquisition, included all of the assets of Seller constituting or used in connection with its business, except for certain excluded assets.  The assets excluded from the Asset Acquisition, included, among others: (i) receivables due to the Seller on March 2, 2010, (ii) cash and cash equivalent items on hand at the close of business on the closing date, (iii) accounts receivable earned from the operations of the business during the period beginning 60 days prior to the closing date and ending on the closing date, (iv) accounts receivable as to litigation commenced prior to the closing date against a debtor, (v) all judgments in favor of Seller in connection with the collection of accounts receivable and (vi) all  checkbooks,  stubs,  books of account , ledgers and journals related to the prior operation of the Seller’s business.

On March 2, 2011, in lieu of the 15,000,000 shares of common stock described in the Asset Purchase Agreement, the Parent Company issued 150,000 shares of its Series A Convertible Preferred Stock to the Seller. The Parent Company’s Certificate of Incorporation authorizes 200,000,000 shares of common stock, of which, as of April 30, 2011, all 200,000,000 shares were issued and outstanding.  As a result, the Parent Company is unable to issue the shares of common stock contemplated by the Asset Purchase Agreement until the number of the Parent Company’s authorized shares of common stock is increased.  An increase in the Parent Company’s authorized shares of common stock is dependent on the approval of the Parent Company’s shareholders.

On March 2, 2010, the parties to the Asset Purchase Agreement also entered into an Asset Acquisition Memorandum (the “Memorandum” which we refer to together with the Asset Purchase Agreement, as the “Transaction Documents”).  The Memorandum provides, among other things, that the Parent Company is required to invest a minimum of $500,000 within six months of the closing date of the Asset Acquisition into New A.C. LaRocco, which payments may be made directly to New A.C. LaRocco or to anyone that the Seller and New A.C. LaRocco deem necessary.

As of April 30, 2011, the Parent Company had invested approximately $275,041 in the New A.C. LaRocco.

PURCHASE PRICE ALLOCATION

The acquisition of the assets of Take and Bake, Inc. on March 2, 2010 was accounted for as a business combination as defined under ASC 805.  The purchase price allocation is as follows:

Identifiable Assets
Inventory	(1)	$11,076
Equipment	(2)	8,330
Trade name, logo and trade secrets	(3)	-

Total identifiable assets		$19,406

Consideration paid
Assumption of liabilities	(4)	$235,918

Common Stock - 15,000,000 shares
of the Company at $.03 per share	(5)	450,000

Total consideration paid		685,918

Less: Identifiable assets		19,406

Goodwill	(6)	$666,512

Explanation:

1.

The valuation of the inventory was based on cost and was being maintained by a third-party warehouse that maintained perpetual inventory records.

2.

The valuation of the equipment was based on a third-party appraisal as of March 2, 2010.

3.

The Management of the Company determined that based on market conditions that existed as of March 2, 2010, the Company’s principal supplier had a perfected security interest in all assets of Take and Bake, Inc.

and that Take and Bake, Inc. operated at a loss for several years prior to March 2, 2010, therefore, the trade name, logo and trade secrets were valued at zero.

4.

The assumption of liabilities includes two (2) term notes payable to the Company’s principal supplier and to Take and Bake, Inc.

5.

There was no methodology set forth in the Agreement dated March 2, 2010 as to how the 15,000,000 shares of restricted common stock of the Company were to be valued, therefore Management of the Company determined the value of the common stock to be the closing price of the Company’s common stock of $.03 without taking into consideration any discounts for the restrictions, the lack of trading volume to sell the shares if they were free trading and that the 15,000,000 shares represented approximately 11% of the outstanding shares as of March 2, 2010.

6.

Management of the Company determined the Goodwill, defined as Total Consideration Paid less Identifiable Assets, to be $666,512.

Settlement Agreement

On May 4, 2011, the Parent Company, New York FHP, New A.C. LaRocco, the Seller, Clarence Scott and Karen Leffler entered into a Settlement Agreement and Release (the “Settlement Agreement”), which was effective on May 11, 2011.

The terms of the Settlement Agreement include, among others:

(i)

The Parent Company shall issue an additional 150,000 shares of Series A Convertible Preferred Stock to the Seller (the “Share Payment”);

(ii)

during the 90 day period following the effective date of the Settlement Agreement, Fresh Harvest will pay to the Seller an aggregate of $23,000;

(iii)

neither Mr. Scott nor Ms. Leffler would be restricted from accepting employment with, consulting with or investing in any business in competition with Fresh Harvest or its subsidiaries;

(iv)

each of the Seller, Mr. Scott and Ms. Leffler acknowledged and agreed that upon receipt of the Share Payment by the Parent Company and compliance by New A.C. LaRocco with the provisions of Section 2(b) of the Settlement Agreement (i.e., payment of $23,000 to the Seller), all amounts owed by Fresh Harvest and/or New A.C. LaRocco to the Seller, Mr. Scott and Ms. Leffler in connection with the Asset Acquisition, pursuant to the Transaction Documents (including the employment agreements between Fresh Harvest and each of Mr. Scott and Ms. Leffler) or otherwise shall be deemed satisfied and paid in full;

(v)

each of the Seller, Mr. Scott and Ms. Leffler acknowledged and agreed that on March 2, 2010, the Parent Company acquired all right, title and interest in (collectively, the “Acquired Assets”) all of the property and assets, real, personal or mixed, tangible and intangible, of every kind and description of the Seller, except for: (1) receivables due to the Seller on March 2, 2010, (2) cash and cash equivalent items on hand at the close of business on March 2, 2010, (3) accounts receivable earned from the operations of the Seller’s business during the period beginning sixty (60) days prior to March 2, 2010 and ending on March 2, 2010, (4) accounts receivable as to litigation commenced prior to March 2, 2010 against a debtor for purposes of collection, (5) all judgments in favor of the Seller in connection with the collection of accounts receivable as of March 2, 2010 and (6) all  checkbooks,  stubs,  books of account, ledgers  and journals related to the prior operation of the Seller’s business prior to March 2, 2010;

(vi)

each of the Seller, Mr. Scott and Ms. Leffler further acknowledged and agreed that the only liability assumed by Fresh Harvest from the Seller pursuant to the Transaction Documents was the assumption of that certain Secured Promissory Note dated July 6, 2007 in the original principal amount of $218,356.94 (and with a principal balance of $129,384.59 on March 2, 2010) owed by the Seller to a specified creditor;

(vii)

New A.C. LaRocco agreed to transfer to the Seller certain specified assets and any rights and obligations of New A.C. LaRocco and/or Fresh Harvest with respect to the facility located in Spokane, Washington; and

(viii)

subject to certain conditions, the domain name healthypizzarevolution.com, will be the property of Mr. Scott.

The Settlement Agreement also provides for a mutual release of claims by the parties.

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

Subject to the prior increase in the number of the Parent Company’s authorized shares of common stock, each share of Series A Preferred Stock will automatically be converted into shares of common stock at the then effective Conversion Rate for such share immediately upon the election of the Parent Company.  The Parent Company intends to make such election promptly following such increase in its authorized common stock.

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

Issuance to Take and Bake, Inc.

On March 2, 2011, in lieu of the 15,000,000 shares of common stock described in the Asset Purchase Agreement, the Parent Company issued 150,000 shares of Series A Preferred Stock to the Seller, which shares, subject to the limitations on conversion described above, would be convertible into 15,000,000 shares of the Parent Company’s common stock.  On May 27, 2011, the Parent Company issued an additional 150,000 shares of Series A Preferred Stock to the Seller pursuant to the terms of the Settlement Agreement.

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

As of April 30, 2011, the outstanding Series A Preferred Shares were issued for the following:

Accounts Payable	189,000
Board of Directors	300,000
Consideration - Business Acquisition	150,000
Employment Contract - Mr. Friedman	268,244
Notes Payable - Non-Related Parties	972,089
Notes Payable - Related Parties	260,670

Total	2,140,003

Letter Agreement – Mercury Equity Group

On May 17, 2011, the Parent Company entered into a letter agreement with Mercury Equity Group, LLC (“Mercury”) to, among other things, retain Mercury on an exclusive basis to provide general financial advisory and investment banking services to the Company.  The agreement provides, among other things, for the issuance to Mercury of up to a number of shares of the Company’s common stock equal to 5% of the total issued and outstanding shares of the Company’s common stock on a fully diluted basis upon the happening of certain events.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Principal Commitments

As of April 30, 2011, we did not have any material commitments for capital expenditures other than the investment required to be made with respect to New A.C. LaRocco as described above.

Critical Accounting Policies

Our interim unaudited condensed consolidated financial statements as of April 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods covered.

A summary of accounting policies that have been applied to the interim unaudited condensed consolidated financial statements can be found in Note No. 2 to our interim unaudited condensed consolidated financial statements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of April 30, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Material Weakness in Internal Controls Over Financial Reporting

As previously reported in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2010, the Company’s management has identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that the Company’s internal control over financial reporting had the following deficiency:

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To date, we have not generated significant revenues.  Our net losses for the years ended October 31, 2010 and 2009 were $2,015,518 and $756,425 respectively and our net loss for the six months ended April 30, 2011 was $690,315. As of April 30, 2011, we realized an accumulated deficit of $7,296,030.  Our revenues have not been sufficient to sustain our operations and we expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  As such, we expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse affect on our business.  The items discussed above raise substantial doubt about our ability to continue as a going concern.  We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our products achieve market acceptance and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

We are currently in default with respect to various outstanding debt obligations, which if we fail to repay, could result in foreclosure upon our assets.

We are currently in default with respect to a number of our debt obligations.  In the event we are unable to repay such debt obligations; we could lose all of our assets and be forced to cease our operations.

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

All 200,000,000 shares of the Parent Company’s authorized common stock were outstanding as of the date of this Quarterly Report on Form 10-Q.  If the Parent Company’s shareholders fail to approve an increase in the number of authorized shares of common stock, the Parent Company may not be able to do any of the following (i) issue shares of common stock in connection with future acquisitions, if any, (ii) issue shares of common stock in connection with any future convertible debt or equity financings, if any, (iii) issue shares of common stock upon the conversion of outstanding shares of Parent Company’s preferred stock, including the Series A Preferred Stock, (iv) issue warrants and stock options, (v) issue shares in connection with employee benefit programs, (vi) issue shares in connection with outstanding convertible loans or (vii) issue shares in connection with other purposes as the Board may determine in its discretion.  The failure of the Parent Company’s shareholders to approve an increase in the number of the Parent Company’s authorized shares of common stock would have a material adverse effect on the Company’s business, financial condition, results of operations and liquidity.

The Certificate of Designations provides that each share of Series A Preferred Stock is convertible, upon the happening of certain events, into 100 shares of common stock which may result in dilution.

As of April 30, 2011 there were 2,140,003 shares of Series A Preferred Stock outstanding.  The Certificate of Designations provides that following an increase in the number of authorized shares of the Company’s common stock, each share of Series A Preferred Stock would be convertible into 100 shares of common stock.  In the event that the Company increases its authorized shares of common stock, such increase could cause substantial dilution to the ownership interests of our shareholders.

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

Accrued and Unpaid Payroll Taxes

As of April 30, 2011, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of April 30, 2011 was approximately $217,000 subject to further penalties and interest plus accruals on unpaid wages for a total of approximately $300,000.

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York .

As of April 30, 2011, the New A.C. LaRocco had filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington of approximately $35,000 including estimated penalties and interest for non-filing and non-payment.  The New A.C. LaRocco has filed all of the 2010 quarterly unemployment reports and made the requisite tax payments to the State of Washington.

As of April 30, 2011, New A.C. LaRocco continued to have unpaid payroll taxes payable to the Internal Revenue Service. As of January 1, 2011, the New A.C. LaRocco does not have any payroll as all employees have been terminated. If we are unable to resolve these tax liabilities such failure could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

We have not yet completed our merger with New York FHP.

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc.  The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”).  Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger.  As a result, as of the date of this Quarterly Report on Form 10-Q, the Parent Company and New York FHP had not completed the Merger.  Before the Company can complete the Merger, the parties to the Merger must take certain steps, including, the payment of all taxes owed by New York FHP to the State of New York.  As of April 30, 2011, New York FHP owed New York State payroll related taxes in the amount of approximately $32,000 plus applicable interest and penalties.  The Company intends to take the steps required to complete the Merger, however, the Company cannot forecast when it will pay the amounts owed to the State of New York or otherwise complete the Merger. A failure to complete the Merger could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 30, 2011, the Company sold a promissory note convertible into shares of its common stock in the principal amount of $100,000 to an investor.  The conversion price of such note is $0.0085 as adjusted pursuant to the terms of the note; provided however that such note is not convertible into shares of common stock until such time as the Company has increased its authorized shares of common stock in an amount sufficient to be issued upon conversion of the note.

During the three months ended April 30, 2011, the Company also agreed to issue a consultant 10,000,000 shares of common stock, following an increase in the Company’s authorized shares of common stock, as compensation for services rendered by such consultant.

The exemption from registration for the issuance of the above described promissory note and the contemplated issuance of common stock to a consultant was based on Section 4(2) of the Securities Act of 1933, as amended..

Item 3.  Defaults Upon Senior Securities.

See the disclosure under Notes Nos. 4 and 5 to the Company's interim unaudited condensed consolidated financial statements with respect to the Company's past due loans.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit	Description

3.1	Certificate of Designations of Series A Convertible Preferred Stock (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2011)

10.1

Settlement Agreement and Release dated May 4, 2011 among Fresh Harvest Products, Inc., a New Jersey corporation, Fresh Harvest Products, Inc., a New York corporation, A.C. LaRocco, Inc., a Delaware corporation, Take and Bake, Inc., a Washington corporation, Clarence Scott and Karen Leffler. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2011)

10.2

Letter Agreement dated May 17, 2011 between Fresh Harvest Products, Inc. and Mercury Equity Group, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2011)

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

Date: June 14, 2011