Form 10-K/A
period 2010-10-31
Fresh Harvest Products, Inc.
filed 2011-07-05
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K/A is being submitted to, among other things, (i) reclassify certain items on the consolidated statements of operations and the consolidated statements of cash flows for the years ended October 31, 2010 and 2009 along with additional disclosures regarding the asset acquisition dated March 2, 2010 that was accounted for as a business acquisition under ASC 805 – Business Combinations, (ii) revise the purchase price allocation and change “amortization of goodwill” to “impairment of goodwill” (iii) revise the Company’s disclosure regarding certain pending corporate transactions, (iv) revise Management's Discussion and Analysis of Financial Condition and Results of Operations, (v) add additional disclosure regarding certain related party loans and (vi) make certain other clarifying changes ..

None of the reclassifications or disclosures resulted in any changes to the previously reported net loss for the years ended October 31, 2010 and 2009 of $2,015,518 and $756,425, respectively.

The Purchase Price Allocation for the Agreement dated March 2, 2010 is amended as follows:

	As Originally
	Filed	As Amended
Identifiable Assets
Inventory	$11,076	$11,076
Equipment	8,330	8,330
Trade name, logo and trade secrets	-	-

Subtotal	$19,406	$19,406

Less: assumed liabilities	-	(127,918)

Total identifiable assets,
net of assumed liabilities	$19,406	$(108,512)

Consideration Paid

Notes payable	$235,918	$108,000

Common Stock - 15,000,000 shares
of the Company at $.03 per share	450,000	450,000

Total consideration paid	$685,918	$558,000

Less: Total identifiable assets,
net of assumed liabilities	19,406	(108,512)

Goodwill	$666,512	$666,512

TABLE OF CONTENTS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

3

PART I

3

ITEM 1.  DESCRIPTION OF BUSINESS

3

ITEM 1A. RISK FACTORS

3

ITEM 1B. UNRESOLVED STAFF COMMENTS

3

ITEM 2. DESCRIPTION OF PROPERTIES

3

ITEM 3. LEGAL PROCEEDINGS

3

ITEM 4. (Removed and Reserved)

3

PART II

3

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF COMMON STOCK

3

ITEM 6. SELECTED FINANCIAL DATA

3

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS.

3

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

3

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

3

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

3

ITEM 9A. CONTROLS AND PROCEDURES

3

ITEM 9B. OTHER INFORMATION

3

PART III

3

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

3

ITEM 11. EXECUTIVE COMPENSATION

3

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

3

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

3

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

3

PART IV

3

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless stated otherwise or the context otherwise requires, the words “we,” “us,” “our,” the “Company” or “Fresh Harvest” in this Amendment No. 2 to Annual Report on Form 10-K/A (this “Annual Report on Form 10-K/A) collectively refers to Fresh Harvest Products, Inc., a New Jersey corporation (the “Parent Company”), and its subsidiaries. The information in this Annual Report on Form 10-K/A contains “forward-looking statements” relating to the Company, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc.  The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”).  Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Parent Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger.   As a result, as of the date of this Annual Report on Form 10-K/A, the Parent Company and New York FHP had not completed the Merger.  In order to complete the Merger, the Parent Company and New York FHP plan to take the following steps:

1. Pay all taxes owed by New York FHP to the State of New York.  As of October 31, 2010, New York FHP owed New York State payroll related taxes in the amount of approximately $30,145 plus applicable interest and penalties.

2. File an application on behalf of the Parent Company for authority to do business in the State of New York with the Secretary of State of the State of New York, which application requires the consent of the New York State Tax Commission, and pay any applicable late filing penalties.

3. File a final franchise tax return with the State of New York with respect to New York FHP.

4. File a Certificate of Merger with the Secretary of State of the State of New Jersey.

5. File a Certificate of Merger with the Secretary of State of the State of New York.

The Parent Company intends to take the steps required to complete the Merger, however, the Parent Company cannot forecast when it will pay the amounts owed to the State of New York, make the indicated filings or otherwise complete the Merger.  In addition, there is a risk that the State of New York and the State of New Jersey may require the Parent Company and New York FHP to take additional actions that the Company is not presently contemplating.  If the Parent Company and New York FHP are unable to complete the above described steps and to consummate the Merger, then there is a risk that the Parent Company’s acquisition of New York FHP could be challenged which could seriously harm the Parent Company’s business, financial condition, results of operations and cash flows.  If the Parent Company and New York FHP are unable to consummate the Merger, the value of the Parent Company’s shares held by the Parent Company’s shareholders could significantly decline.

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

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc.  The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”).  Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Parent Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger.   As a result, as of the date of this Annual Report on Form 10-K/A, the Parent Company and New York FHP had not completed the Merger.  In order to complete the Merger, the Parent Company and New York FHP plan to take the following steps:

1. Pay all taxes owed by New York FHP to the State of New York.  As of October 31, 2010, New York FHP owed New York State payroll related taxes in the amount of approximately $30,145 plus applicable interest and penalties.

2. File an application on behalf of the Parent Company for authority to do business in the State of New York with the Secretary of State of the State of New York, which application requires the consent of the New York State Tax Commission, and pay any applicable late filing penalties.

3. File a final franchise tax return with the State of New York with respect to New York FHP.

4. File a Certificate of Merger with the Secretary of State of the State of New Jersey.

5. File a Certificate of Merger with the Secretary of State of the State of New York.

The Parent Company intends to take the steps required to complete the Merger, however, the Parent Company cannot forecast when it will pay the amounts owed to the State of New York, make the indicated filings or otherwise complete the Merger.  In addition, there is a risk that the State of New York and the State of New Jersey may require the Parent Company and New York FHP to take additional actions that the Company is not presently contemplating.  If the Parent Company and New York FHP are unable to complete the above described steps and to consummate the Merger, then there is a risk that the Parent Company’s acquisition of New York FHP could be challenged which could seriously harm the Parent Company’s business, financial condition, results of operations and cash flows.  If the Parent Company and New York FHP are unable to consummate the Merger, the value of the Parent Company’s shares held by the Parent Company’s shareholders could significantly decline..

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

ITEM 2. DESCRIPTION OF PROPERTIES

We maintain our current office at 280 Madison Ave Suite 1005 New York, NY 10016.  We do not have a written office lease; however, we pay approximately $750 per month for our current office location located in New York.  We maintain a limited amount of office equipment.  The Company does not lease any vehicles.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc.  The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”).  Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Parent Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger.   As a result, as of the date of this Annual Report on Form 10-K/A, the Parent Company and New York FHP had not completed the Merger.  In order to complete the Merger, the Parent Company and New York FHP plan to take the following steps:

1. Pay all taxes owed by New York FHP to the State of New York.  As of October 31, 2010, New York FHP owed New York State payroll related taxes in the amount of approximately $30,145 plus applicable interest and penalties.

2. File an application on behalf of the Parent Company for authority to do business in the State of New York with the Secretary of State of the State of New York, which application requires the consent of the New York State Tax Commission, and pay any applicable late filing penalties.

3. File a final franchise tax return with the State of New York with respect to New York FHP.

4. File a Certificate of Merger with the Secretary of State of the State of New Jersey.

5. File a Certificate of Merger with the Secretary of State of the State of New York.

The Parent Company intends to take the steps required to complete the Merger, however, the Parent Company cannot forecast when it will pay the amounts owed to the State of New York, make the indicated filings or otherwise complete the Merger.  In addition, there is a risk that the State of New York and the State of New Jersey may require the Parent Company and New York FHP to take additional actions that the Company is not presently contemplating.  If the Parent Company and New York FHP are unable to complete the above described steps and to consummate the Merger, then there is a risk that the Parent Company’s acquisition of New York FHP could be challenged which could seriously harm the Parent Company’s business, financial condition, results of operations and cash flows.  If the Parent Company and New York FHP are unable to consummate the Merger, the value of the Parent Company’s shares held by the Parent Company’s shareholders could significantly decline.

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

Gross profit (loss) defined as revenues less cost of goods sold, was $86,868 for the year ended October 31, 2010, compared to ($63,911) for the year ended October 31, 2009.  The gross loss in the year ended October 31, 2009 was due to an audit adjustment of $86,591 to our annual financial statements for product that was determined to be obsolete as of that date.  The increase in the gross profit from 2009 to 2010 was primarily due to the Company’s acquisition and operations of its organic pizza business through the New A.C. LaRocco on March 2, 2010.

We incurred total operating expenses in the amount of $2,002,586 for the year ended October 31, 2010, as compared to $607,282 for the year ended October 31, 2009.  This increase of $1,395,304 is primarily due to an increase in salaries and wages; sales and marketing expenses and general and administrative fees due to the Company’s acquisition and operations of its organic pizza business through the New A.C. LaRocco on March 2, 2010.  The increase in legal and professional fees and a portion of the general and administrative expenses are primarily due to the Company issuing 34,705,760 of its common stock at an average per share price of $.009 for services rendered on behalf of the Company.

We incurred total other expenses in the amount of $99,800 for the year ended October 31, 2010, as compared to $85,232 for the year ended October 31, 2009.  This increase of $14,568 is primarily due to the loss on disposal of assets of $24,760 and a decrease in the interest expense.

Our net loss was $2,015,518 for the year ended October 31, 2010 which was an increase from $756,425 for the fiscal year ended October 31, 2009.  The increase was primarily a result of an increase in our total operating expenses and the non-cash impairment charges related to Goodwill of $666,512 related to the Company’s acquisition of its organic pizza business through the New A.C. LaRocco on March 2, 2010.

Effect of the non-cash impairment charge on October 31, 2010

There were 200,000,000 shares of our common stock outstanding as of October 31, 2010.  The non-cash impairment charges related to Goodwill of $666,512 had a negative $.003 per share impact on the outstanding shares as of October 31, 2010.

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

As of October 31, 2010, the New A.C. LaRocco had not filed to do business in the State of Washington.  In February 2011, the New A.C. LaRocco filed the requisite documents with the State of Washington.  As of October 31, 2010 and as of February 15 , 2011, the New A.C. LaRocco had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington in an approximate amount of $35,000 including estimated penalties and interest for non-filing and non-payment.

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

PURCHASE PRICE ALLOCATION

The acquisition of the assets of Take and Bake, Inc. on March 2, 2010 was accounted for as a business combination as defined under ASC 805.  The purchase price allocation is as follows:

	As Originally
	Filed	As Amended
Identifiable Assets
Inventory	$11,076	$11,076	(1)
Equipment	8,330	8,330	(2)
Trade name, logo and trade secrets	-	-	(3)

Subtotal	$19,406	$19,406

Less: assumed liabilities	-	(127,918)	(4)

Total identifiable assets,
net of assumed liabilities	$19,406	$(108,512)

Consideration Paid

Notes payable	$235,918	$108,000	(5)

Common Stock - 15,000,000 shares
of the Company at $.03 per share	450,000	450,000	(6)

Total consideration paid	$685,918	$558,000

Less: Total identifiable assets,
net of assumed liabilities	19,406	(108,512)

Goodwill	$666,512	$666,512	(7)

Explanation:

(1)

 The valuation of the inventory was based on cost and was being maintained by a third-party warehouse that maintained perpetual inventory records.

(2)

The valuation of the equipment was based on a third-party appraisal as of March 2, 2010.

(3)

The m anagement of the Company determined that based on market conditions that existed as of March 2, 2010, the Company’s principal supplier had a perfected security interest in all assets of Take and Bake, Inc. and that Take and Bake, Inc. operated at a loss for several years prior to March 2, 2010 , therefore the trade name, logo and trade secrets were valued at zero.

(4)

The assumption of liabilities includes a term note payable to Rose & Shore, Inc., the Company’s principal supplier.

(5)

The consideration paid included a term note payable to Take and Bake, Inc.

(6)

Since there was no methodology set forth in the Agreement dated March 2, 2010 as to how the 15,000,000 shares of restricted common stock of the Company were to be valued, management of the Company determined the value of the common stock to be the closing price of the Company’s common stock of $.03 without taking into consideration any discounts for the restrictions, the lack of trading volume to sell the shares if they were free trading and that the 15,000,000 shares represented approximately 11% of the outstanding shares as of March 2, 2010.

(7)

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note no. 12 to the consolidated financial statements, the Company experienced a net loss of $2,015,518 and $756,425 for the years ended October 31, 2010 and 2009 along with an accumulated deficit of $6,605,715 as of October 31, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to raise capital, increase revenue, and achieve profitable operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

* - reclassified for comparison purposes

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended October 31, 2010 and 2009

	For the	For the
	year ended	year ended
	October 31, 2010	October 31, 2009

Revenue	$762,488	$87,502
Returns and allowances	(117,455)	-
Revenue, net	645,033	87,502

Cost of goods sold	558,165	64,822
Inventory adjustment - obsolescence	-	86,591
Cost of goods sold, net	558,165	151,413

Gross (loss) profit	86,868	(63,911)

Operating expenses
Impairment of goodwill	666,512	-
Salaries and wages	231,722	201,000
Sales and marketing	334,154	112,084
Legal and professional fees	277,758	94,473
General and administrative	492,440	199,725
Total operating expenses	2,002,586	607,282

Income (loss) from operations	(1,915,718)	(671,193)

Other income (expenses)
Interest expense	(75,040)	(85,232)
Loss on disposal of assets	(24,760)	-
Total other income (expenses)	(99,800)	(85,232)

Income (loss) before provision for income taxes	(2,015,518)	(756,425)

Provision for income taxes	-	-

Net (loss) income	$(2,015,518)	$(756,425)

Basic and diluted earnings (loss) per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding (basic and diluted)	151,019,714	62,191,720
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

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended October 31, 2010 and 2009
	For the year	For the year
	ended	ended
	October 31, 2010	October 31, 2009
Cash flows from operating activities
Net (loss) income	$(2,015,518)	$(756,425)
Adjustments to reconcile net loss to cash flows
(used in) operating activities:
Stock issued for services	301,091	279,333
Loss on the disposal of assets	24,760	-
Depreciation	12,176	10,895
Impairment of goodwill	666,512	-
(Increase) decrease in assets:
Accounts receivable	(111,999)	35,400
Inventory	9,741	7,013
Increase (decrease) in liabilities:
Book overdraft	(83)	83
Accounts payable and accrued interest	535,581	327,126
Cash flows used in operating activities	(577,738)	(96,575)

Cash flows from investing activities
Proceeds from sale of equipment	-	4,800
Cash flows provided by investing activities	-	4,800

Cash flows from financing activities
Loan repayments	(42,502)	(52,270)
Proceeds from advances from related parties	82,000	89,064
Proceeds from issuance of loans payable	554,950	51,575
Cash flows provided by financing activities	594,448	88,369

Net increase (decrease) in cash	16,711	(3,406)

Cash and cash equivalents, beginning of year	-	3,406

Cash and cash equivalents, end of year	$16,711	$-

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$3,516	$-

Non - cash financing activities:
Stock issued for conversion of debt	$667,343	$30,789
Stock issued for asset acquisition	-	15,358
Commitment - stock to be issued for business acquisition net of fees of $50,750	$399,250	$-

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

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc.  The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”).  Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Parent Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger.   As a result, as of the date of this Annual Report on Form 10-K/A, the Parent Company and New York FHP had not completed the Merger.  In order to complete the Merger, the Parent Company and New York FHP plan to take the following steps:

1. Pay all taxes owed by New York FHP to the State of New York.  As of October 31, 2010, New York FHP owed New York State payroll related taxes in the amount of approximately $30,145 plus applicable interest and penalties.

2. File an application on behalf of the Parent Company for authority to do business in the State of New York with the Secretary of State of the State of New York, which application requires the consent of the New York State Tax Commission, and pay any applicable late filing penalties.

3. File a final franchise tax return with the State of New York with respect to New York FHP.

4. File a Certificate of Merger with the Secretary of State of the State of New Jersey.

5. File a Certificate of Merger with the Secretary of State of the State of New York.

The Parent Company intends to take the steps required to complete the Merger, however, the Parent Company cannot forecast when it will pay the amounts owed to the State of New York, make the indicated filings or otherwise complete the Merger.  In addition, there is a risk that the State of New York and the State of New Jersey may require the Parent Company and New York FHP to take additional actions that the Company is not presently contemplating.  If the Parent Company and New York FHP are unable to complete the above described steps and to consummate the Merger, then there is a risk that the Parent Company’s acquisition of New York FHP could be challenged which could seriously harm the Parent Company’s business, financial condition, results of operations and cash flows.  If the Parent Company and New York FHP are unable to consummate the Merger, the value of the Parent Company’s shares held by the Parent Company’s shareholders could significantly decline.

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

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future.  As of October 31, 2010, the Company has limited cash available for operations and has an accumulated deficit of $6,605,715. Management believes that cash on hand as of October 31, 2010 is not sufficient to fund operations through October 31, 2011.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

Material Agreement

On March 2, 2010, the Parent Company simultaneously entered into the Asset Purchase Agreement (the “Asset Purchase Agreement”) dated March 2, 2010 among th e Parent Company,  Take and Bake, Inc., doing business as A.C. LaRocco Pizza Company (the “Seller”), Clarence Scott and Karen Leffler and, the Company believes, acquired certain assets and liabilities of the Seller (as further described below) (the “Asset Acquisition”). The Seller was in the business of marketing and distributing all natural and organic, whole grain, heart healthy pizzas, including organic thin pizzas with sprouted grain crust.  The purchase price for the assets acquired by the Parent Company pursuant to the Asset Purchase Agreement is 15,000,000 shares of common stock (the “Share Consideration”) and monthly payments of $1,800 for a 60 month period.  In April 2010, the Parent Company formed a wholly owned subsidiary, A.C. LaRocco, Inc., a Delaware corporation, for the purpose of implementing its new pizza business.  We refer to this subsidiary as “New A.C. LaRocco.”

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

PURCHASE PRICE ALLOCATION

The acquisition of the assets of Take and Bake, Inc. on March 2, 2010 was accounted for as a business combination as defined under ASC 805.  The purchase price allocation is as follows:

	As Originally
	Filed	As Amended
Identifiable Assets
Inventory	$11,076	$11,076	(1)
Equipment	8,330	8,330	(2)
Trade name, logo and trade secrets	-	-	(3)

Subtotal	$19,406	$19,406

Less: assumed liabilities	-	(127,918)	(4)

Total identifiable assets,
net of assumed liabilities	$19,406	$(108,512)

Consideration Paid

Notes payable	$235,918	$108,000	(5)

Common Stock - 15,000,000 shares
of the Company at $.03 per share	450,000	450,000	(6)

Total consideration paid	$685,918	$558,000

Less: Total identifiable assets,
net of assumed liabilities	19,406	(108,512)

Goodwill	$666,512	$666,512	(7)

Explanation:

(1)

The valuation of the inventory was based on cost and was being maintained by a third-party warehouse that maintained perpetual inventory records.

(2)

The valuation of the equipment was based on a third-party appraisal as of March 2, 2010.

(3)

The management of the Company determined that based on market conditions that existed as of March 2, 2010, the Company’s principal supplier had a perfected security interest in all assets of Take and Bake, Inc. and that Take and Bake, Inc. operated at a loss for several years prior to March 2, 2010, therefore the trade name, logo and trade secrets were valued at zero.

(4)

The assumption of liabilities includes a term note payable to Rose & Shore, Inc., the Company’s principal supplier.

(5)

The consideration paid included a term note payable to Take and Bake, Inc.

(6)

Since there was no methodology set forth in the Agreement dated March 2, 2010 as to how the 15,000,000 shares of restricted common stock of the Company were to be valued, management of the Company determined the value of the common stock to be the closing price of the Company’s common stock of $.03

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010

without taking into consideration any discounts for the restrictions, the lack of trading volume to sell the shares if they were free trading and that the 15,000,000 shares represented approximately 11% of the outstanding shares as of March 2, 2010.

(7)

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

Reclassifications

These consolidated financial statements include reclassification adjustments as of October 31, 2010 and 2009 to the accrued expenses, salaries and wages payable, interest, accrued payroll taxes, and notes payable for comparison purposes only.  These amounts have been reclassified on the balance sheet of the Company to accounts payable and notes payable, accordingly.  These reclassifications did not have any effect on the reported net loss for the year ended October 31, 2009.

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

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2010

NOTE 3.

ACCOUNTS PAYABLE

As of October 31, 2010 and 2009, the accounts payable was as follows:

	October 31, 2010	October 31, 2009
Account payable - trade	$831,299	$463,155
Accrued salaries wages	394,901	315,901
Accrued payroll taxes/penalties and interest	278,116	189,679
Total	$1,504,316	$968,735

NOTE 4.

NOTES PAYABLE -  RELATED PARTIES

As of October 31, 2010 and 2009, the notes payable – related parties were as follows:

	October 31, 2010	October 31, 2009
Convertible note dated February 11, 2008 with an original principal balance of $692,028 with a maturity date of February 10, 2010. $442,028 of this note was assigned to another related party and the balance except the remaining accrued interest was converted to common stock of the Company, The conversion rate is $.05 per share.	$31,096	$666,077

Convertible demand note dated April 16, 2010 with an original principal balance of $26,000; annual interest rate of 5%. The conversion rate is at the lower of $.01 per share; or 2) 20% discount to the weighted average of the 5 day closing Bid prices following the written notification of conversion.	26,729	-

Unreimbursed expenses paid on behalf of the Parent Company - no formal agreement and no repayment terms	64,212	54,694

Convertible note dated October 19, 2010 with an original principal balance of $36,000; annual interest rate of 10% with a maturity date of October 18, 2012. The conversion rate is the lesser of $.01 per common share or a price at a 20% discount of the average of the closing bid prices of the Common Stock during the five trading days prior to the Conversion Date.	36,130	-

Convertible note dated October 7, 2010 with an original principal balance of $20,000; annual interest rate of 10% with a maturity date of October 6, 2012. The conversion rate is the lesser of $.01 per common share or a price at a 20% discount of the average of the closing bid prices of the Common Stock during the five trading days prior to the Conversion Date.	20,139	-
Total	$178,307	$720,771
Less: long-term portion	56,270	-

Total notes payable - related parties, current	$122,037	$720,771

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K/A, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

CODE OF ETHICS

We have adopted a code of ethics that applies to all of our executive officers and employees.  We posted our code of ethics on our website at www.freshharvestproducts.com/investors/governance.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)
Common Stock	Michael Friedman (2)	6,620,307	3.31%

Common Stock	Dominick Cingari (3)	1,350,000	0.68%

Common Stock	Jay Odinitz (3)	1,100,000	0.55%

	All executive officers and directors as a group (three people)	9,070,307	4.34%

Common Stock	Summit Ventures, LLC (4) 1 Clearwater Lane East Hampton, CT 06424	16,557,500	7.65%

Common Stock	Kobjac Mining & Exploration Ghana, Ltd (5) No 5 Adotei St Accra, Ghana	12,674,125	5.96%

Common Stock	Consultria Y Finanzas Tanishafal S.A. De S.V. (6) Calle Plata No 5, Col Lazaro Cardenas, Ecatepec De Morales Edo De Mexico 55190	12,674,125	5.96%

Common Stock	Welk Consulting, LLC (7) 131 Pleasant St, Meriden, CT 06451	12,674,125	5.96%

Common Stock	Neil Johnson (8) 96 Webster St Hartford, CT 06114	12,674,125	5.96%

Common Stock	Arthur Friedman (9)	10,996,670	5.21%

Common Stock	Marcia Roberts (9)	10,996,670	5.21%

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

On October 7, 2010, Marcia Roberts acquired a convertible note from the Company in the original principal amount of $20,000 and with an annual interest rate of 10% and a maturity date of October 6, 2012.  The note is convertible into shares of common stock based on a rate equal to the lesser of $0.01 per share or a 20% discount of the average of the closing bid prices of the Company’s common stock during the five trading days prior to the conversion date.   As of October 31, 2010, the Company owed Ms. Roberts $20,139 in principal and accrued but unpaid interest under the note.

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

2.1

Asset Purchase Agreement dated March 2, 2010 among  Fresh Harvest Products, Inc.,  Take and Bake, Inc., doing business as A.C. LaRocco Pizza Company, Clarence Scott and Karen Leffler (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2010)

2.2

Asset Acquisition Memorandum dated March 2, 2010 among Fresh Harvest Products, Inc., Take & Bake Inc d/b/a AC LaRocco Pizza Company, Clarence Scott and Karen Leffler   (Incorporated by reference to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended October 31, 2010)

2.3

Merger Agreement between Serino 1, Corp. and Fresh Harvest Products, Inc. (the NY corporation) (Incorporated by reference to the Company’s Current Report on Form 8 K filed with the SEC on January 27, 2006)

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s Form 10SB filed with the SEC on June 29, 2005)

3.2	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to the Company’s Form 10SB filed with the SEC on June 29, 2005)

3.3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to the Company’s Current Report on Form 8 K filed with the SEC on January 27, 2006)

3.4	Bylaws (Incorporated by reference to the Company’s Form 10SB filed with the SEC on June 29, 2005)

10.1	La Rocco Security Agreement dated September 15, 2004 (Incorporated by reference to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended October 31, 2010)

10.2	Form of the Asset Purchase Agreement as Executed (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2009)

10.3	Form of the Brokerage Agreement as Executed (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2009)

10.4	Form of the Consulting Agreement as Executed (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2009)

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

Date:   July 5 , 2011

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

July 5 , 2011

/s/ Jay Odintz

Jay Odintz, C.P.A. – Director.

July 5 , 2011