Form 10-Q
period 2011-07-31
Fresh Harvest Products, Inc.
filed 2011-09-14
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of September 14, 2011, the registrant had 200,000,000 shares of common stock outstanding.

FORWARD LOOKING STATEMENTS.

Unless stated otherwise or the context otherwise requires, the words “we,” “us,” “our,” the “Company” or “Fresh Harvest” in this Quarterly Report on Form 10-Q collectively refers to Fresh Harvest Products, Inc., a New Jersey corporation (the “Parent Company”), and its subsidiaries. The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” relating to the Company. These “forward looking statements” represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” or the negative or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements by their nature involve substantial risks and uncertainties, such as our ability to obtain additional working capital, the affect of general economic and business conditions, our ability to implement our business and acquisition strategy, our ability to effectively integrate our acquisitions, competition, availability of key personnel, changes in, or the failure to comply with government regulations, and other risks detailed from time-to-time in the Company’s reports filed with the Securities and Exchange Commission, including in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K/A for the fiscal year ended October 31, 2010, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

PART I  - FINANCIAL INFORMATION

4

Item 1.  Financial Statements

4

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

27

Item 4.  Controls and Procedures

27

PART II - OTHER INFORMATION

28

Item 1.   Legal Proceedings.

28

Item 1A.  Risk Factors.

28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

33

Item 3.  Defaults Upon Senior Securities.

33

Item 4.  (Removed and Reserved)

33

Item 5.  Other Information.

33

Item 6.  Exhibits.

33

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	July 31, 2011	October 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash	$954	$16,711
Accounts receivable, net	33,008	120,758
Inventory	20,126	33,617
Total current assets	54,088	171,086

Fixed assets
Equipment, net	2,544	10,397

Total assets	$56,632	$181,483

LIABILITIES AND DEFICIENCY IN ASSETS
Current liabilities
Accounts payable	$1,591,659	$1,504,316
Notes payable, related parties, current	-	122,037
Notes payable, current	818,022	1,144,770
Total current liabilities	2,409,681	2,771,123

Long-term liabilities
Long-term debt, related parties, net of current portion	-	56,270
Long-term debt, net of current portion	17,412	131,336
Total long-term liabilities	17,412	187,606
Total liabilities	2,427,093	2,958,729

Commitments and Contingencies	-	450,000

Deficiency in assets
Series A Convertible Preferred Stock - $0.0001 par value,
5,000,000 shares authorized; 2,350,003 outstanding	1,506,199	-
Common stock - $0.0001 par value, 200,000,000 shares,
authorized; 200,000,000 outstanding	20,000	20,000
Additional paid in capital	3,358,469	3,358,469
Accumulated deficit	(7,255,129)	(6,605,715)
Total deficiency in assets	(2,370,461)	(3,227,246)

Total liabilities and deficiency in assets	$56,632	$181,483

See accompanying notes to the unaudited condensed consolidated financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue, net	$100,335	$282,427	$503,063	$463,085

Cost of goods sold	82,973	209,961	385,908	377,787

Gross profit	17,361	72,466	117,154	85,298

Operating expenses
Impairment of goodwill	-	-	-	666,512
Salaries and wages	36,000	75,936	132,000	148,692
Sales and marketing	38,008	114,669	184,249	188,747
Legal and professional fees	76,981	141,803	280,749	211,148
General and administrative	30,537	53,422	325,483	210,767
Total operating expenses	181,526	385,830	922,481	1,425,866

Loss from operations	(164,165)	(313,364)	(805,327)	(1,340,568)

Other income (expense)
Interest expense	(23,056)	(33,413)	(70,386)	(96,534)
Gain (loss) on disposal of assets	1,226	(3,003)	(597)	(9,173)
Settlement agreement expense	(73,105)		(73,105)
Fair value adjustment for stock issued	300,000		300,000
Total other income (expense)	205,065	(36,416)	155,912	(105,707)

Income (Loss) before income taxes	40,901	(349,780)	(649,414)	(1,446,275)

Provision for income taxes	-	-	-	-

Net income (loss)	$40,901	(349,780)	$(649,414)	$(1,446,275)

Basic and diluted earnings (loss)
per common share	$0.00	0.00	$0.00	$0.00

Weighted average common shares
outstanding (basic and diluted)	200,000,000	200,000,000	200,000,000	160,079,843

See accompanying notes to the unaudited condensed consolidated financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the	For the
	nine months ended	nine months ended
	July 31, 2011	July 31, 2010
Cash flows from operating activities
Net (loss) income	$(649,414)	$(1,446,275)
Adjustments to reconcile net loss to cash flows
(used in) provided by operating activities:
Stock issued for services	642,670	180,956
Depreciation	3,018	9,173
Impairment of goodwill	-	666,512
Fair value adjustment for stock issued	(300,000)
(Increase) decrease in assets:
Accounts receivable	87,750	(148,653)
Prepaid expenses	-	(11,674)
Inventory	13,491	(120,370)
Increase (decrease) in liabilities:
Book overdraft	-	83
Accounts payable and accrued interest	87,343	396,045
Cash flows (used in) operating activities	(115,142)	(474,203)

Cash flows from financing activities
Loan repayments	(35,615)	(2,000)
Proceeds from advances from related parties, net	-	26,460
Proceeds from loans payable	135,000	475,268
Cash flows provided by financing activities	99,385	499,728

Net increase (decrease) in cash	(15,757)	25,525

Cash and cash equivalents, beginning of period	16,711	-

Cash and cash equivalents, end of period	$954	$25,525
		-
Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Stock issued for conversion of debt	$533,529	$720,444
Preferred stock issued for business acquisition net of fees of $50,750	$279,250	$-

See accompanying notes to the unaudited condensed consolidated financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

INTERIM FINANCIAL STATEMENTS

July 31, 2011

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

1.

Pay all taxes owed by New York FHP to the State of New York.  As of July 31, 2011, New York FHP owed New York State payroll related taxes in the amount of approximately $30,145 plus applicable interest and penalties.

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

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future.  As of July 31, 2011, the Company has limited cash available for operations and has an accumulated deficit of $7,255,129. Management believes that cash on hand as of July 31, 2011 is not sufficient to fund operations through July 31, 2012.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has limited revenue and without realization of additional capital, it would be highly unlikely for the Company to continue as a going concern.

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

On March 2, 2011, in lieu of the 15,000,000 shares of common stock described in the Asset Purchase Agreement, the Parent Company issued 150,000 shares of its Series A Convertible Preferred Stock to the Seller..

Settlement Agreement

On May 4, 2011, the Parent Company, New York FHP, New A.C. LaRocco, the Seller, Clarence Scott and Karen Leffler entered into a Settlement Agreement and Release (the “Settlement Agreement”), which was effective on May 11, 2011.

The terms of the Settlement Agreement include, among others:

(i)

The Parent Company shall issue an additional 150,000 shares of Series A Convertible Preferred Stock to the Seller (the “Share Payment”), which shares have been issued;

(ii)

during the 90 day period following the effective date of the Settlement Agreement, Fresh Harvest would pay to the Seller an aggregate of $23,000, which amount has been paid;

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

(vii)

New A.C. LaRocco agreed to transfer to the Seller certain specified assets and any rights and obligations of New A.C. LaRocco and/or Fresh Harvest with respect to the facility located in Spokane, Washington; and,

(viii)

subject to certain conditions, the domain name healthypizzarevolution.com, will be the property of Mr. Scott.

The Settlement Agreement also provides for a mutual release of claims by the parties.

PURCHASE PRICE ALLOCATION

The acquisition of the assets of Take and Bake, Inc. on March 2, 2010, including the settlement agreement of May 4, 2011, was accounted for as a business combination as defined under ASC 805.  The purchase price allocation is as follows:

	Original				Adjustment		Final
	Agreement		Settlement		for Fair Value		Agreement
Identifiable Assets
Inventory	$11,076	(1)	$-		$-		$11,076
Equipment	8,330	(2)	(8,330)	(8)	-		-
Trade name, logo and trade secrets	-	(3)	-		-		-
Subtotal	$19,406		$(8,330)		$-		$11,076
Less: assumed liabilities	(127,918)	(4)	-		-		(127,918)
Total identifiable assets, net of assumed liabilities	$(108,512)		$(8,330)		$-		$(116,842)

Consideration Paid
Note payable	$108,000	(5)	$(108,000)	(9)	$-		$-
Common Stock - 15,000,000 shares
of the Company at $.03 per share	450,000	(6)	-		(450,000)	(12)	-
Preferred Stock - 150,000 shares
of the Company (see Note 10)	-		180,000	(10)	-		180,000
Preferred Stock - 150,000 shares
of the Company (see Note 11)					150,000	(11)	150,000
Total consideration paid	$558,000		$72,000		$(300,000)		$330,000
Less: Total identifiable assets, net of assumed liabilities	(108,512)		(8,330)		-		(116,842)
Goodwill	$666,512	(7)	$80,330		$(300,000)		$446,842

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

(8)

Assets located in the Spokane, Washington office that were released in the Settlement Agreement dated May 4, 2011.

(9)

Balance of the Note Payable owed to Take and Bake, Inc. that was released in the Settlement Agreement dated May 4, 2011.

(10)

150,000 shares of convertible preferred stock (15,000,000 shares of common stock) at a per common share price of $.012; per share price of the common stock was determined to be the closing price of the shares on the date of issuance.

(11)

150,000 shares of convertible preferred stock (15,000,000 shares of common stock) at a per common share price of $.010; per share price of the common stock was determined to be the closing price of the shares on the date of issuance.

(12)

Adjustment for Fair Value of the common stock on the date of issuance of the convertible preferred stock.

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

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented.  The results of operations for an interim period are not necessarily indicative of the results that may be expected for any other interim period or the year as a whole. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K/A as filed with the SEC on July 5, 2011.

Reclassifications

Certain amounts in the accompanying unaudited interim condensed consolidated financial statements as of July 31, 2010 have been reclassified by the Company to conform to the July 31, 2011 presentation primarily with accounts payable, accrued interest and notes payable.  These reclassifications had no effect on the previously reported net loss.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of July 31, 2011.

As of July 31, 2011, the bank account located in Spokane, Washington that the Parent Company is using for the operations of the New A.C. LaRocco is in the name of Take and Bake, Inc. dba AC LaRocco Pizza.

As of July 31, 2011 and 2010, the Company’s cash balances were $954 and $25,525, respectively.

Net Loss Per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

For the three months ended July 31, 2011 and 2010, the weighted-average number of common shares outstanding for computing basic EPS were 200,000,000 and 160,079,843, respectively.

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

As of July 31, 2011 and October 31, 2010, the allowance for doubtful accounts was $136,396 and $31,139, respectively.

Inventory

Inventory is valued at the lower of actual cost or market, utilizing the first-in, first-out method.  The Company provides write-downs for finished goods expected to become non-saleable due to age and specifically identifies and provides for slow moving products and packaging.

Property and Equipment

Property and equipment is carried at cost and depreciated or amortized on a straight-line basis over their estimated useful lives. The Company believes the asset lives assigned to its property and equipment is within the ranges/guidelines generally used in food manufacturing and distribution businesses.  Depreciation is provided for on a straight-line basis over the useful life of the assets of five years. Ordinary repairs and maintenance are expensed as incurred.

For the nine months ended July 31, 2011 and 2010, depreciation expense was $3,018 and $9,173, respectively.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the nine months ended July 31, 2011 and 2010, respectively.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Advertising

Advertising is expensed when incurred. For the nine months ended July 31, 2011 and 2010, advertising expense was $60,669 and zero, respectively.

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

For the nine months ended July 31, 2011 and 2010, the Company recognized a loss of $597 and $9,173 on the disposal of assets.

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

For the nine months ended July 31, 2011 and 2010, the Company recognized $642,670 and $180,956, respectively, for stock issued for services.

NOTE 3.  ACCOUNTS PAYABLE

As of July 31, 2011 and October 31, 2010, the accounts payable was as follows:

	July 31, 2011	October 31, 2010
Account payable - trade	$1,221,143	$831,299
Accrued salaries and wages	61,595	394,901
Accrued payroll taxes/penalties and interest	308,921	278,116
Total	$1,591,659	$1,504,316

NOTE 4.  NOTES PAYABLE -  RELATED PARTIES

As of July 31, 2011 and October 31, 2010, the notes payable – related parties were as follows:

	July 31, 2011	October 31, 2010
Convertible note dated February 11, 2008 with an original principal balance of $692,028 with a maturity date of February 10, 2010. $442,028 of this note was assigned to another related party and the balance, except the remaining accrued interest, was converted to common stock of the Company. The conversion rate is $.05 per share.	$-	$31,096

Convertible demand note dated April 16, 2010 with an original principal balance of $26,000; annual interest rate of 5%. The conversion rate is at the lower of 1) $.01 per share; or 2) 20% discount to the weighted average of the 5 day closing Bid prices following the written notification of conversion.	-	26,729

Unreimbursed expenses paid on behalf of the Parent Company - no formal agreement and no repayment terms	-	64,212

Convertible note dated October 19, 2010 with an original principal balance of $36,000; annual interest rate of 10% with a maturity date of October 18, 2012. The conversion rate is the lesser of $.01 per common share or a price at a 20% discount of the average of the closing bid prices of the Common Stock during the five trading days prior to the Conversion Date.	-	36,130
Convertible note dated October 7, 2010 with an original principal balance of $20,000; annual interest rate of 10% with a maturity date of October 6, 2012. The conversion rate is the lesser of $.01 per common share or a price at a 20% discount of the average of the closing bid prices of the Common Stock during the five trading days prior to the Conversion Date.	-	20,139
Total	$-	$178,307
Less: long-term portion	-	56,270

Total notes payable - related parties, current	$-	$122,037

In March 2011, the Parent Company issued 260,670 shares of Series A Convertible Preferred Stock in exchange for the outstanding balance of $181,426 of Notes Payable – Related Parties.

NOTE 5.  NOTES PAYABLE

As of July 31, 2011 and October 31, 2010, the notes payable were as follows:

		July 31, 2011	October 31, 2010
Convertible note dated October 6, 2008 with an original principal balance of $63,000 with a maturity date of January 4, 2009; annual interest at a rate of 12.5%. The lender received 500,000 shares of restricted common stock of the Company.	(1)	$25,184	$22,925
Convertible note dated October 1, 2005 with an original principal balance of $15,000 with a maturity date of April 1, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share.	(1)	27,087	25,124
Convertible note dated October 1, 2005 with an original principal balance of $30,000 with a maturity date of April 1, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share.	(1)	48,786	45,250
Convertible note dated October 1, 2005 with an original principal balance of $15,000 with a maturity date of April 1, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share.	(1)	24,393	22,625
Convertible note dated June 14, 2007 with an original principal balance of $15,000 with a maturity date of June 14, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 25% discount of the market price of the Company's common shares.		21,832	20,250
Convertible note dated April 17, 2007 with an original principal balance of $20,000 with a maturity date of April 17, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.45 per share of a 35% discount of the market price of the Company's common shares.		29,110	27,000
Convertible note dated July 20, 2005 with an original principal balance of $10,000 with a maturity date of January 20, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share.		16,442	15,250
Convertible note dated May 26, 2005 with an original principal balance of $20,000 with a maturity date of November 26, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share.		33,242	30,833
Convertible note dated September 19, 2006 with an original principal balance of $100,000 with a maturity date of September 19, 2008; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company.		112,660	103,874
Convertible note dated February 26, 2007 with an original principal balance of $30,000 with a maturity date of February 26, 2009; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 35% discount of the market price of the Company's common shares.		44,871	41,000
Convertible note dated December 23, 2006 with an original principal balance of $18,000 with a maturity date of December 23, 2008; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.95 per share.		27,169	25,200
Convertible note dated April 17, 2007 with an original principal balance of $15,000 with a maturity date of April 17, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.45 per share or a 35% discount of the market price of the Company's common shares.		21,832	20,250
Convertible note dated January 29, 2007 with an original principal balance of $15,000 with a maturity date of January 29, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.95 per share.		22,641	21,000
Convertible note dated November 30, 2006 with an original principal balance of $50,000 with a maturity date of November 30, 2008; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.85 per share.		75,470	70,000

		July 31, 2011	October 31, 2010
Convertible note dated August 31, 2009 with an original principal balance of $15,000 with a maturity date of August 31, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares.	(1)	8,966	8,316
Convertible note dated August 26, 2009 with an original principal balance of $20,000 with a maturity date of August 26, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares.	(1)	25,286	23,105
Convertible note dated August 26, 2009 with an original principal balance of $20,000 with a maturity date of August 26, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares.	(1)	25,286	23,105
Convertible notes with an original principal balance of $476,668 ; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.01 per share or a 20% discount of the market price of the Company's common shares.		27,710	522,975
Unreimbursed advances in June and July 2009 with an original amount of $4,000. There are no formal note agreements. The Company is accruing interest at an annual interest at a rate of 10%.		4,947	4,588
Convertible note dated September 17, 2010 with an original principal balance of $10,000 with a maturity date of September 17, 2011; annual interest at a rate of 8%. The note is convertible into common shares at any time at the option of the lender or the Company at a 50% discount of the average previous 10 days of the market price of the Company's common shares.		10,624	10,000
Note payable dated July 6, 2007 with an original principal balance of $218,357 and a principal balance on March 2, 2010 of $129,385 with a maturity date of August 26, 2012; annual interest at a rate of 6%.	(1)	59,412	91,276
Note payable per asset purchase agreement dated March 2, 2010 with an original principal balance of $108,000 with monthly payments of $1,800 for a 60 month period; annual interest at a rate of 0%.		-	102,160
Convertible note dated December 3, 2010 with an original principal balance of $20,000; maturity date of December 2, 2012; annual interest rate of 10%. The note is convertible into common shares at any time at the option of lender or the Company at a 20% discount to the average closing price on the previous five trading days, not including the conversion date.		21,296	-
Convertible note dated February 11, 2011 with an original principal balance of $100,000; maturity date of August 10, 2011; annual interest rate of 12%. The principal amount of the note and accrued and unpaid interest is automatically convertible into common shares of the Company upon the due date at $0.005 per share, subject to adjustments.		105,836	-
Convertible note dated May 23, 2011 with an original principal balance of $7,500; maturity date of November 19, 2011; annual interest rate of 12%. The note is convertible into common shares at the maturity date of the Note at $0.005 per share..		7,676	-
Convertible note dated May 23, 2011 with an original principal balance of $7,500; maturity date of November 19, 2011; annual interest rate of 12%. The note is convertible into common shares at the maturity date of the Note at $0.005 per share. .		7,676	-

Total		835,434	1,276,106

Less: long - term portion		17,412	131,336

Total notes payable, current		$818,022	$1,144,770

(1)  As of July 31, 2011 and October 31, 2010, the CEO of the Parent Company has personally guaranteed $244,400 and $261,726, respectively of the outstanding notes payable.

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

Subject to the prior increase in the number of the Parent Company’s authorized shares of common stock, each share of Series A Preferred Stock will automatically be converted into shares of common stock at the then effective Conversion Rate for such share immediately upon the election of the Parent Company.  The Parent Company intends to make such election promptly following such increase in its authorized common stock.  On September 6, 2011, the authorized number of shares of the Parent Company’s common stock was increased to 2,000,000,000 shares.

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

Issuance to Take and Bake, Inc.

On March 2, 2011, in lieu of the 15,000,000 shares of common stock described in the Asset Purchase Agreement, the Parent Company issued 150,000 shares of Series A Preferred Stock to the Seller, which shares are convertible into 15,000,000 shares of the Parent Company’s common stock.  On May 27, 2011, the Parent Company issued an additional 150,000 shares of Series A Preferred Stock to the Seller pursuant to the terms of the Settlement Agreement.

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

On May 4, 2011, the Parent Company issued 60,000 shares of Series A Preferred Stock for consulting services rendered on behalf of the Company.

As of July 31, 2011, the outstanding Series A Preferred Stock were issued for the following:

Accounts Payable	249,000
Board of Directors	300,000
Consideration – Business Acquisition	300,000
Employment Contract - Mr. Friedman	268,244
Notes Payable - Non-Related Parties	972,089
Notes Payable - Related Parties	260,670
Total	2,350,003

Common Stock

As of July 31, 2011 and October 31, 2010, the Parent Company had authorized and issued 200,000,000 shares of Common Stock at par value of $0.0001 per share.  On September 6, 2011, the authorized number of shares of the Parent Company’s common stock was increased to 2,000,000,000 shares.

NOTE 7.  UNPAID PAYROLL TAXES

As of July 31, 2011, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of July 31, 2011 was approximately $217,000 subject to further penalties and interest plus accruals on unpaid wages for a total of approximately $300,000.

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York

As of July 31, 2011, the New A.C. LaRocco had filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington of approximately $35,000 including estimated penalties and interest for non-filing and non-payment.  The New A.C. LaRocco has filed all of the 2010 quarterly unemployment reports and has not made the requisite tax payments to the State of Washington.  As of January 1, 2011, the New A.C. LaRocco does not have any payroll as all employees have been terminated.

NOTE 8.  OPERATING LEASES

Rent

As of July 31, 2011, the Parent Company maintains its office in New York, New York.   There is no written office lease; however, the rent is approximately $750 per month.  The Company maintains a limited amount of office equipment and does not lease any vehicles.

For the nine months ended July 31, 2011 and 2010, rent expense was $8,193 and $11,700, respectively.

NOTE  9.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Issued Accounting Pronouncements

As of and for the nine months ended July 31, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 10.  LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

For the nine months ended July 31, 2011, the Company reported a net loss of $649,414.

As of July 31, 2011, the Company maintained total assets of $56,632; total liabilities of $2,427,093 including long-term debt of $17,412 along with an accumulated deficit of $7,255,129.

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

NOTE 11.  SUBSEQUENT EVENTS

Special Meeting

The Parent Company held a special meeting of shareholders on September 2, 2011.  Two proposals were submitted to the Parent Company’s shareholders and approved at the special meeting.  The proposals are described in detail in the Parent Company’s previously filed proxy statement for the special meeting.  The following is a brief description of each matter voted upon at the special meeting, as well as the number of votes cast for or against each matter and the number of abstentions and broker non-votes with respect to each matter, both in person and by proxy.

Increase of Authorized Shares.  The holders of the Parent Company’s common stock and Series A Preferred Stock voted, as a single class, to approve an increase in the number of authorized shares of the Parent Company’s common stock from 200,000,000 shares to 2,000,000,000 shares and to authorize the filing of an amendment to the Parent Company’s Certificate of Incorporation with respect to such change as follows:

FOR  316,127,584  AGAINST  27,809,996   ABSTAIN 383,876  BROKER NON-VOTES 0

Ratification.  The holders of the Parent Company’s common stock and Series A Preferred Stock voted, as a single class, to ratify the Certificate of Designations as follows:

FOR  241,950,066 AGAINST  4,762,135   ABSTAIN 778,295  BROKER NON-VOTES 96,830,960

Certificate of Amendment

On September 6, 2011, the Parent Company filed, with the Secretary of State of the State of New Jersey, a Certificate of Amendment to the Parent Company’s Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock to 2,000,000,000 shares.

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

1.

Pay all taxes owed by New York FHP to the State of New York.  As of July 31, 2011, New York FHP owed New York State payroll related taxes in the amount of approximately $30,145 plus applicable interest and penalties.

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

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future.  As of July 31, 2010, the Company has limited cash available for operations and has an accumulated deficit of $7,255,129. Management believes that cash on hand as of July 31, 2011 is not sufficient to fund operations through July 31, 2012.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has limited revenue and without realization of additional capital, it would be highly unlikely for the Company to continue as a going concern.

We began realizing revenues from operations during the quarter ending July 31, 2006, and, as of November 1, 2007 we were no longer a development stage company.

Results of Operations for the Three Months Ended July 31, 2011 and July 31, 2010

For the three months ended July 31, 2011, we recorded net revenues of $100,335 versus $282,427 for a decrease of $182,092 or 64.5% over the three months ended July 31, 2010. The Company believes that the decrease is primarily due to the cyclical nature of the revenues of the New AC LaRocco and that Wings of Nature did not sell any of it products.  The three months ending July 31 are typically the slowest revenue generating quarter for New AC LaRocco, because, the Company believes, that many consumers tend to be on vacation and traveling, and are not home cooking or preparing meals as often as during the other three quarters of the year.

For the three months ended July 31, 2011, gross profit was $17,361 versus $72,466 for a decrease of $55,105 or 76.01% over the three months ended July 31, 2010.  The decrease is primarily due to increase in product costs of the New AC LaRocco.

For the three months ended July 31, 2011, gross profit in percentages was 17.3% versus 25.7% over the three months ended July 31, 2010.  The change in gross profit is primarily due to change in product mix from our organic food lines to include the organic food sold under the brand name of Wings-of Nature and the organic pizza sold under the brand name of AC LaRocco.

For the three months ended July 31, 2011, operating expenses decreased to $181,526 from $385,830 or 53.0% over the three months ended July 31, 2010.  The decrease is primarily due to decrease in salaries and wages, sales and marketing and general and administrative expenses.

For the three months ended July 31, 2011, interest expense on our convertible notes payable decreased to $23,056 from $33,413, or 31.0% over the three months ended July 31, 2010.  This decrease is primarily due to the notes payable that were converted to Series A Preferred Stock during the three months ended July 31, 2011.

In addition, our inability to cause the conversion of certain of the outstanding convertible notes payable into shares of common stock due to a lack of available authorized shares to be issued upon such conversions has limited our ability to reduce such debt.

For the three months ended July 31, 2011, we realized a net profit of $40,901 as compared to a net loss of $349,780 for the three months ended July 31, 2010.  The increase of $390,681 is primarily due to a one-time fair value adjustment for the preferred stock issued in the settlement with Take and Bake and certain of its shareholders in May 2011.

Results of Operations for the Nine Months Ended July 31, 2011 and July 31, 2010

For the nine months ended July 31, 2011, we recorded net revenues of $503,063 versus $463,085 for an increase of $39,978 or 8.6% over the nine months ended July 31, 2010. The increase is primarily due to revenues of the New AC LaRocco.

For the nine months ended July 31, 2011, gross profit was $117,154 versus $85,298 for an increase of $31,856 or 37.3% over the nine months ended July 31, 2010.  The increase is primarily due to revenues of the New AC LaRocco.

For the nine months ended July 31, 2011, gross profit in percentages was 23.3% versus 18.4% over the nine months ended July 31, 2010.  The change in gross profit is primarily due to change in product mix from our organic food lines to include the organic food sold under the brand name of Wings-of Nature and the organic pizza sold under the brand name of AC LaRocco.

For the nine months ended July 31, 2011, operating expenses decreased to $922,481 from $1,425,866 or 35.3% over the nine months ended July 31, 2010.  The decrease is primarily due to increases in salaries and wages, sales and marketing and general and administrative expenses due to the Asset Acquisition along with an increase in the allowance for doubtful accounts and the continuing costs related to the Parent Company’s SEC reporting requirements.  The nine months ended July 31, 2011, includes the impairment of the goodwill of $666,512 for the Asset Acquisition that took place on March 2, 2010.

For the nine months ended July 31, 2011, interest expense on our convertible notes payable decreased to $70,386 from $96,534, or 27.1% over the nine months ended July 31, 2010.  This decrease is primarily due to the notes payable that were converted to Series A Preferred Stock during the nine months ended July 31, 2011.

In addition, our inability to cause the conversion of certain of the outstanding convertible notes payable into shares of common stock due to a lack of available authorized shares to be issued upon such conversions has limited our abilty to reduce such debt.

For the nine months ended July 31, 2011, we realized a net loss of $649,414 as compared to $1,446,275 for the nine months ended July 31, 2010. The decrease is primarily due to a one-time fair value adjustment for the preferred stock issued in the settlement with Take and Bake and certain of its shareholders in May 2011, as well as, the impairment of the goodwill of $666,512 for the asset acquisition that took place on March 2, 2010.

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

As of July 31, 2011, we had current assets of $54,088 including $954 cash, inventory of $20,126 and net accounts receivable of $33,008.  We had fixed assets with a net book value of $2,544 and we had total liabilities of $2,427,093.

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

If we are unable to raise the required financing, we may have to cease operations. Currently, we have a limited credit history with vendors, suppliers, manufacturers, packagers and food producers; we must pay for our purchases “up front” and are not granted credit terms. This will continue until we have established a satisfactory credit history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. Our inability to obtain credit from such providers has a significant impact upon our liquidity and our ability to utilize funds for other purposes. Similarly, if and when we hire additional personnel, including management and sales personnel, the cost related to such hiring will have a significant impact on our liquidity and deployment of funds.

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

Since March 2, 2010 through July 31, 2011, the food producer of our organic pizza line has been paid approximately $60,000 of principal on the note payable we assumed in the Asset Acquisition.

	For the Nine months ended
	July 31, 2011	July 31, 2010
Net cash (used in) operating activities	$(115,142)	$(474,203)
Net cash (used in) investing activities	$-	$-
Net cash provided by financing activities	$99,385	$499,728
Net increase (decrease) in cash and cash equivalents	$(15,757)	$25,525
Cash and cash equivalents, beginning of period	$16,711	$-
Cash and cash equivalents, end of period	$954	$25,525

As of July 31, 2011, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of July 31, 2011 was approximately $217,000 subject to further penalties and interest plus accruals on unpaid wages for approximately $300,000.  The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York.

As of July 31, 2011, the New A.C. LaRocco had filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington in an approximate amount of $35,000 including estimated penalties and interest for non-filing and non-payment.  The New A.C. LaRocco has filed all of the 2010 quarterly unemployment reports and has not made the requisite tax payments to the State of Washington.

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

The terms of the Settlement Agreement include, among others:

(i)

The Parent Company shall issue an additional 150,000 shares of Series A Convertible Preferred Stock to the Seller (the “Share Payment”), which shares have been issued;

(ii)

during the 90 day period following the effective date of the Settlement Agreement, Fresh Harvest would pay to the Seller an aggregate of $23,000, which amount has been paid;

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

(vii)

New A.C. LaRocco agreed to transfer to the Seller certain specified assets and any rights and obligations of New A.C. LaRocco and/or Fresh Harvest with respect to the facility located in Spokane, Washington; and,

(viii)

subject to certain conditions, the domain name healthypizzarevolution.com, will be the property of Mr. Scott.

The Settlement Agreement also provides for a mutual release of claims by the parties.

PURCHASE PRICE ALLOCATION

The acquisition of the assets of Take and Bake, Inc. on March 2, 2010, including the settlement agreement of May 4, 2011, was accounted for as a business combination as defined under ASC 805.  The purchase price allocation is as follows:

	Original				Adjustment		Final
	Agreement		Settlement		for Fair Value		Agreement
Identifiable Assets
Inventory	$11,076	(1)	$-		$-		$11,076
Equipment	8,330	(2)	(8,330)	(8)	-		-
Trade name, logo and trade secrets	-	(3)	-		-		-
Subtotal	$19,406		$(8,330)		$-		$11,076
Less: assumed liabilities	(127,918)	(4)	-		-		(127,918)
Total identifiable assets, net of assumed liabilities	$(108,512)		$(8,330)		$-		$(116,842)

Consideration Paid
Note payable	$108,000	(5)	$(108,000)	(9)	$-		$-
Common Stock - 15,000,000 shares
of the Company at $.03 per share	450,000	(6)	-		(450,000)	(12)	-
Preferred Stock - 150,000 shares
of the Company (see Note 10)	-		180,000	(10)	-		180,000
Preferred Stock - 150,000 shares
of the Company (see Note 11)					150,000	(11)	150,000
Total consideration paid	$558,000		$72,000		$(300,000)		$330,000
Less: Total identifiable assets, net of assumed liabilities	(108,512)		(8,330)		-		(116,842)
Goodwill	$666,512	(7)	$80,330		$(300,000)		$446,842

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

(8)

Assets located in the Spokane, Washington office that were released in the Settlement Agreement dated May 4, 2011.

(9)

Balance of the Note Payable owed to Take and Bake, Inc. that was released in the Settlement Agreement dated May 4, 2011.

(10)

150,000 shares of convertible preferred stock (15,000,000 shares of common stock) at a per common share price of $.012; per share price of the common stock was determined to be the closing price of the shares on the date of issuance.

(11)

150,000 shares of convertible preferred stock (15,000,000 shares of common stock) at a per common share price of $.010; per share price of the common stock was determined to be the closing price of the shares on the date of issuance.

(12)

Adjustment for Fair Value of the common stock on the date of issuance of the convertible preferred stock.

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

Subject to the prior increase in the number of the Parent Company’s authorized shares of common stock, each share of Series A Preferred Stock will automatically be converted into shares of common stock at the then effective Conversion Rate for such share immediately upon the election of the Parent Company.  The Parent Company intends to make such election promptly following such increase in its authorized common stock. On September 6, 2011, the authorized number of shares of the Parent Company’s common stock was increased to 2,000,000,000 shares.

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

Issuance to Take and Bake, Inc.

On March 2, 2011, in lieu of the 15,000,000 shares of common stock described in the Asset Purchase Agreement, the Parent Company issued 150,000 shares of Series A Preferred Stock to the Seller, which shares are convertible into 15,000,000 shares of the Parent Company’s common stock.  On May 27, 2011, the Parent Company issued an additional 150,000 shares of Series A Preferred Stock to the Seller pursuant to the terms of the Settlement Agreement.

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

On May 4, 2011, the Parent Company issued 60,000 shares of Series A Preferred Stock for consulting services rendered on behalf of the Company.

As of July 31, 2011, the outstanding Series A Preferred Stock were issued for the following:

Accounts Payable	249,000
Board of Directors	300,000
Consideration – Business Acquisition	300,000
Employment Contract - Mr. Friedman	268,244
Notes Payable - Non-Related Parties	972,089
Notes Payable - Related Parties	260,670
Total	2,350,003

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

Principal Commitments

As of July 31, 2011, we did not have any material commitments that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Our interim unaudited condensed consolidated financial statements as of July 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods covered.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To date, we have not generated significant revenues.  Our net losses for the years ended October 31, 2010 and 2009 were $2,015,518 and $756,425 respectively, and our net loss for the nine months ended July 31, 2011 was $649,414.  As of July 31, 2011, we realized an accumulated deficit of $7,255,129.  Our revenues have not been sufficient to sustain our operations and we expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  As such, we expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse affect on our business.  The items discussed above raise substantial doubt about our ability to continue as a going concern.  We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our products achieve market acceptance and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

We are currently in default with respect to various outstanding debt obligations, which if we fail to repay, could result in foreclosure upon our assets.

We are currently in default with respect to a number of our debt obligations.  In the event we are unable to repay such debt obligations, we could lose all of our assets and be forced to cease our operations.

The Certificate of Designations provides that each share of Series A Preferred Stock is convertible, upon the happening of certain events, into 100 shares of common stock, which may result in dilution.

As of July 31, 2011 there were 2,350,003 shares of Series A Preferred Stock outstanding.  The Certificate of Designations provides that following an increase in the number of authorized shares of the Company’s common stock, each share of Series A Preferred Stock would be convertible into 100 shares of common stock.  In addition, following an increase in the Company’s authorized shares of common stock, each share of Series A Preferred Stock will automatically be converted into 100 shares of common stock immediately upon the election of the Parent Company.  On September 6, 2011, the authorized number of shares of the Parent Company’s common stock were increased to 2,000,000,000 shares.  The conversion of outstanding shares of Series A Preferred Stock into shares of common stock could cause substantial dilution to the ownership interests of our shareholders.

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

Accrued and Unpaid Payroll Taxes

As of July 31, 2011, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities, including penalties and interest as of July 31, 2011, was approximately $217,000 subject to further penalties and interest plus accruals on unpaid wages for a total of approximately $300,000.

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York.

As of July 31, 2011, the New A.C. LaRocco had filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington of approximately $35,000 including estimated penalties and interest for non-filing and non-payment.  The New A.C. LaRocco has filed all of the 2010 quarterly unemployment reports and has not made the requisite tax payments to the State of Washington.

As of July 31, 2011, New A.C. LaRocco continued to have unpaid payroll taxes payable to the Internal Revenue Service. As of January 1, 2011, the New A.C. LaRocco does not have any payroll as all employees have been terminated. If we are unable to resolve these tax liabilities such failure could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity

We have not yet completed our merger with New York FHP.

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

1.

Pay all taxes owed by New York FHP to the State of New York.  As of July 31, 2011, New York FHP owed New York State payroll related taxes in the amount of approximately $30,145 plus applicable interest and penalties.

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

The sale of food products for human consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties or product contamination or spoilage. Under certain circumstances, we may be required to recall or withdraw products, which may lead to a material adverse effect on our business. Even if a situation does not necessitate a recall or market withdrawal, product liability claims might be asserted against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-packers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness in the future we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that we may have against others. A product liability judgment against us or a product recall could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2011, the Company (i) sold promissory notes convertible into shares of its common stock (or Series A Preferred Stock, if the common shares were not available at the maturity date) in the principal amount of $15,000 to certain investors, such promissory notes have an annual interest rate of 12%, are convertible at a price of $0.005 per share, and have a maturity date of November 19, 2011; and (ii) on May 4, 2011, the Parent Company issued 60,000 shares of Series A Preferred Stock to a consultant for consulting services rendered on behalf of the Company. The exemption from registration for the issuance of such promissory notes and such shares of Series A Preferred Stock was based on Section 4(2) of the Securities Act of 1933, as amended.

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

Date: September 14 2011