Form 10-K
period 2011-10-31
Fresh Harvest Products, Inc.
filed 2012-02-14
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  October 31, 2011

or

⁪	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-51390

FRESH HARVEST PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

New Jersey	33-1130446
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

280 Madison Avenue, Suite 1005

New York, New York 10016

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 917.652.8030

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ⁪ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ⁪ Yes ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No⁪

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ⁪

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ⁪

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ⁪	Accelerated filer ⁪
Non-accelerated filer ⁪ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ⁪ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (April 30, 2011):  $2,294,756 (191,229,693 shares at a per share price of $.012)

As of February 8, 2012, there were 575,536,907 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

TABLE OF CONTENTS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

4

PART I

5

ITEM 1.  DESCRIPTION OF BUSINESS

5

ITEM 1A. RISK FACTORS

12

ITEM 1B. UNRESOLVED STAFF COMMENTS

17

ITEM 2. DESCRIPTION OF PROPERTIES

17

ITEM 3. LEGAL PROCEEDINGS

17

ITEM 4. MINE SAFETY DISCLOSURES

17

PART II

18

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND ISSUER PURCHASES OF EQUITY SECURITIES.

18

ITEM 6. SELECTED FINANCIAL DATA

18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

19

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

27

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

48

ITEM 9A. CONTROLS AND PROCEDURES

48

ITEM 9B. OTHER INFORMATION

49

PART III

49

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

49

ITEM 11. EXECUTIVE COMPENSATION

52

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

54

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

54

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

56

PART IV

57

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

57

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless stated otherwise or the context otherwise requires, the words “we,” “us,” “our,” the “Company” or “Fresh Harvest” in this “Annual Report on Form 10-K collectively refers to Fresh Harvest Products, Inc., a New Jersey corporation (the “Parent Company”), and its subsidiaries. The information in this Annual Report on Form 10-K contains “forward-looking statements” relating to the Company, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

Fresh Harvest Products, Inc. (the “Parent Company”) is a corporation formed in the State of New Jersey.  We are a developer of proprietary brands and a marketer of organic and natural food products. Our goal is to make our “Wings of Nature™” and “AC LaRocco” brands, national brands of organic and natural foods that will attract consumers because of high quality and affordable pricing.  We believe that our management team is intimately knowledgeable about the functions of a marketer in the food industry.

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

The Parent Company was formed in New Jersey as a blank check company on April 21, 2005 with no operations, assets or purpose other than the purpose of seeking a privately held operating company as an acquisition or merger candidate.

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc.  The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”).  Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger.  As a result, as of the date of this Annual Report on Form 10-K, the Parent Company and New York FHP had not completed the Merger.  In order to complete the Merger, the Parent Company and New York FHP plan to take the following steps:

1.

Pay all taxes owed by New York FHP to the State of New York.  As of October 31, 2011, New York FHP owed New York State payroll related taxes in the amount of approximately $30,145 plus applicable interest and penalties.

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

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future.  As of October 31, 2011, the Company had no cash available for operations and had an accumulated deficit of $7,652,829. Management believes that cash on hand as of October 31, 2011 is not sufficient to fund operations through October 31, 2012.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has limited revenue and without realization of additional capital, it would be highly unlikely for the Company to continue as a going concern.

THE MARKET IN ORGANIC AND NATURAL FOODS

We believe that the market for natural and organic foods is growing fast and has begun to enter into mainstream retailing.  Organic food is sold in the majority of supermarkets (Source: Organic Trade Association’s 2010 Organic Industry Survey) and we believe that the market is ready to identify with brands dedicated to quality, reasonably priced, great tasting natural and organic packaged foods and beverages for both children and adults.

OVERVIEW AND TRENDS OF THE NATURAL AND ORGANIC MARKET

Organic Food Industry Statistics

(Source:  Organic Trade Association’s 2011 Organic Industry Survey)

According to the Organic Trade Association’s 2011 Organic Industry Survey, the organic industry grew at a rate of nearly eight percent in 2010. Further, some sectors of the organic market enjoyed annual growth of well over 30 percent. In 2010, the organic industry grew to over $28.6 billion.

While, total U.S. food sales grew by less than one percent in 2010, the organic food industry grew by 7.7 percent.  In 2010, 40 percent of surveyed organic companies reported positive full-time employment growth.

Healthy Food Industry Growth & Trends

(Source:  Tully & Holland 2011 Food Industry Update, August 2011)

The fastest growing segment of the U.S. food industry is healthy foods which has grown at a 7% Compound Annual Growth Rate (“CAGR”) over the past decade compared to just a 3% CAGR for the food industry as a whole over the same time period. There has been strong demand by increasingly self conscious consumers for products that are labeled as organic, all natural, gluten free, whole grain, or low fat. This has been aided by government programs to encourage healthy eating. The decrease in consumer discretionary spending during the recession did manage to slow down the market for healthy foods because healthy eating options are, by consensus, more expensive than their unhealthy counterparts.

Consumers Desire Healthier Food Options and Front-of-Package Nutrition Facts

(Source:  Deloitte 2011 Consumer Food and Product Insights Survey Part Two)

Consumers are taking note of the front-of-the package nutrition information to assist them in making healthier purchasing decisions, according to the survey. More than 3 in 4 respondents (76.2 percent) agree or somewhat agree they are looking for healthier food options when they shop more often, and nearly two-thirds of those surveyed (64.8 percent) agree or somewhat agree that food retailers are starting to sell more locally produced fruits and vegetables.

Trends in Frozen Foods

(Source:  Food Processing Magazine, 2010, Frozen Foods Article, http://www.foodprocessing.com/articles/2010/frozenfood.html)

As for the future, industry-wide frozen foods sales are expected to increase 25 percent by 2013, up to $64.8 billion. Analysts expect frozen foods to be buoyed by new convenience and health-targeted introductions. This dual aim of combining healthier recipes – in line with the overall consumer trend – with the convenience of frozen foods, is expected to be strongest in breakfast foods, vegetables, appetizers, snacks and sides.

North American Food & Beverage Key Industry Trends

(Source:  CCC Investment Banking, Q2 2011)

Organic Food Market Has Continued to Survive the Recession - Forecasts show that the organic market may grow by 104% from 2010 to 2015, with total annual sales exceeding US$788B by 2015.

Material Agreement

On March 2, 2010, the Parent Company simultaneously entered into the Asset Purchase Agreement (the “Asset Purchase Agreement”) dated March 2, 2010 among the Parent Company, Take and Bake, Inc., doing business as A.C. LaRocco Pizza Company (the “Seller”), Clarence Scott and Karen Leffler and, the Company believes, acquired certain assets and liabilities of the Seller (as further described below) (the “Asset Acquisition”). The Seller was in the business of marketing and distributing all natural and organic, whole grain, heart healthy pizzas, including organic thin pizzas with sprouted grain crust.  The purchase price for the assets acquired by the Parent Company pursuant to the Asset Purchase Agreement was 15,000,000 shares of common stock (the “Share Consideration”) and monthly payments of $1,800 for a 60-month period, along with the assumption of a promissory note to the Seller’s principal supplier.  In April 2010, the Parent Company formed a wholly owned subsidiary, A.C. LaRocco, Inc., a Delaware corporation (“New A.C. LaRocco”), for the purpose of implementing its new pizza business.

The assets acquired by the Company in the Asset Acquisition, included all of the assets of Seller constituting or used in connection with its business, except for certain excluded assets.  The assets excluded from the Asset Acquisition, included, among others: (i) receivables due to the Seller as of March 2, 2010, (ii) cash and cash equivalent items on hand at the close of business on the closing date, (iii) accounts receivable earned from the operations of the business during the period beginning 60 days prior to the closing date and ending on the closing date, (iv) accounts receivable as to litigation commenced prior to the closing date against a debtor, (v) all judgments in favor of Seller in connection with the collection of accounts receivable and (vi) all  checkbooks,  stubs,  books of account , ledgers and journals related to the prior operation of the Seller’s business.

Purchase Price Allocation

The acquisition of the assets of Take and Bake, Inc. on March 2, 2010, including the settlement agreement of May 4, 2011, was accounted for as a business combination as defined under ASC 805, Business Combinations.  The purchase price allocation is as follows:

	Original
	Agreement
Identifiable Assets
Inventory	$11,076	(1)
Equipment	8,330	(2)
Trade name, logo and trade secrets	-	(3)
Subtotal	$19,406
Less: assumed liabilities	(127,918)	(4)
Total identifiable assets, net of assumed liabilities	$(108,512)

Consideration Paid
Note payable	$108,000	(5)
Common Stock - 15,000,000 shares
of the Company at $.03 per share	450,000	(6)
Total consideration paid	$558,000
Less: Total identifiable assets, net of assumed liabilities	(108,512)
Goodwill	$666,512	(7)

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

On March 2, 2010, the parties to the Asset Purchase Agreement also entered into an Asset Acquisition Memorandum (the “Memorandum” which we refer to together with the Asset Purchase Agreement, as the “Transaction Documents”).  The Memorandum provided, among other things, that the Parent Company was required to invest a minimum of $500,000 within six months of the closing date of the Asset Acquisition into New A.C. LaRocco, which payments could be made directly to New A.C. LaRocco or to anyone that the Seller and New A.C. LaRocco deemed necessary.

On March 2, 2011, in lieu of the 15,000,000 shares of common stock described in the Asset Purchase Agreement, the Parent Company issued 150,000 shares of its Series A Convertible Preferred Stock to the Seller, which were converted into 15,000,000 shares of common stock.

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

(vi)

each of the Seller, Mr. Scott and Ms. Leffler further acknowledged and agreed that the only liability assumed by Fresh Harvest from the Seller pursuant to the Transaction Documents was the assumption of that certain Secured Promissory Note dated July 6, 2007 in the original principal amount of $218,357 (and with a principal balance of $127,919 on March 2, 2010) owed by the Seller to a specified creditor;

(vii)

New A.C. LaRocco agreed to transfer to the Seller certain specified assets and any rights and obligations of New A.C. LaRocco and/or Fresh Harvest with respect to the facility located in Spokane, Washington; and,

(viii)

subject to certain conditions, the domain name healthypizzarevolution.com, will be the property of Mr. Scott.

The Settlement Agreement also provides for a mutual release of claims by the parties.

Settlement Summary
Equipment returned to Seller	$6,062	(1)
Cash paid to Seller	23,000
Note payable to Seller relieved through issuance of Preferred Stock	(102,160)	(2)
Accrued expenses relieved	(10,797)
Preferred Stock - 150,000 shares of the Company (see Note 11)	180,000	(3)
Net cost of settlement	$96,105

Explanation:

 (1)

Assets located in the Spokane, Washington office that were released in the Settlement Agreement dated May 4, 2011.

(2)

Balance of the Note Payable owed to Take and Bake, Inc. that was released in the Settlement Agreement dated May 4, 2011.

(3)

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

Subject to the prior increase in the number of the Parent Company’s authorized shares of common stock, each share of Series A Preferred Stock will automatically be converted into shares of common stock at the then effective Conversion Rate for such share immediately upon the election of the Parent Company.  On September 6, 2011, the authorized number of shares of the Parent Company’s common stock was increased to 2,000,000,000 shares.  The Parent Company subsequently elected to cause the conversion of all shares of Series A Preferred Stock outstanding on September 16, 2011 into shares of common stock.  As a result, 2,350,003 shares of Series A Convertible Preferred Stock converted into an aggregate of 235,000,300 shares of common stock.

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

Issuance to Take and Bake, Inc.

On March 2, 2011, in lieu of the 15,000,000 shares of common stock described in the Asset Purchase Agreement, the Parent Company issued 150,000 shares of Series A Preferred Stock to the Seller, which shares have been converted into 15,000,000 shares of the Parent Company’s common stock.  On May 27, 2011, the Parent Company issued an additional 150,000 shares of Series A Preferred Stock to the Seller pursuant to the terms of the Settlement Agreement, which shares have been converted into 15,000,000 shares of the Parent Company’s common stock.

Other Issuances of Series A Preferred Stock

On March 4, 2011, the Parent Company entered into a letter agreement with Michael J. Friedman, the Parent Company’s President and Chief Executive Officer, pursuant to which the Parent Company and Mr. Friedman agreed that an aggregate of $228,008 of accrued, but unpaid compensation would be converted into 268,244 shares of Series A Preferred Stock.  Such shares of Series A Preferred Stock have been converted into 26,824,400 shares of the Parent Company’s common stock.

On March 4, 2011, the Parent Company issued 100,000 shares of Series A Preferred Stock to each of Michael Friedman, Jay Odintz and Dominick Cingari as a fee for their service on the Parent Company’s Board of Directors.  Such shares of Series A Preferred Stock have been converted into an aggregate of 30,000,000 shares of the Parent Company’s common stock.

On March 8, 2011, the Parent Company and Jumpstart Marketing, Inc. (“Jumpstart”) entered into a letter agreement pursuant to which the Parent Company and Jumpstart agreed that all amounts owed by the Parent Company to Jumpstart under the Marketing Agreement dated November 20, 2009 (the “Marketing Agreement”) between the Parent Company and Jumpstart (pursuant to which Jumpstart provided certain marketing services to the Parent Company) would be converted into 99,000 shares of Series A Preferred Stock and that the Parent Company would not have any further obligations to Jumpstart under the Marketing Agreement or otherwise. Such shares of Series A Preferred Stock have been converted into 9,900,000 shares of the Parent Company’s common stock.

On March 8, 2011, the Parent Company and 5W Public Relations, LLC (“5W”) entered into a letter agreement pursuant to which the Parent Company and 5W agreed that that all amounts owed by the Parent Company to 5W under the letter agreement dated May 25, 2010  (the “5W Agreement”) between the Parent Company and 5W (pursuant to which 5W provided certain public relations services to the Parent Company) would be converted into 90,000 shares of Series A Preferred Stock and that the Parent Company would not have any further obligations to 5W under the 5W Agreement or otherwise.  Such shares of Series A Preferred Stock have been converted into 9,000,000 shares of the Parent Company’s common stock.

Between March 3, 2011 and March 8, 2011, the Parent Company entered into letter agreements with certain creditors of the Parent Company pursuant to which such creditors agreed to convert an aggregate debt of approximately $686,914 into an aggregate of approximately 1,232,759 shares of Series A Preferred Stock.  Such shares of Series A Preferred Stock have been converted into 123,275,900 shares of the Parent Company’s common stock.

On May 4, 2011, the Parent Company issued 60,000 shares of Series A Preferred Stock for consulting services rendered on behalf of the Company.  Such shares of Series A Preferred Stock have been converted into 6,000,000 shares of the Parent Company’s common stock.

Other Issuances

In addition to the issuances described above, during the fiscal year ended October 31, 2011, the Parent Company entered into agreements with certain creditors and consultants of the Parent Company to convert an aggregate of $280,728 owed by the Company to such persons into an aggregate of 56,884,909 shares of the Company’s common stock.

Letter Agreement – Mercury Equity Group

On May 17, 2011, the Parent Company entered into a letter agreement with Mercury Equity Group, LLC (“Mercury”) to, among other things, retain Mercury on an exclusive basis to provide general financial advisory and investment banking services to the Company.  The agreement provides, among other things, for the issuance to Mercury of up to a number of shares of the Company’s common stock equal to 5% of the total issued and outstanding shares of the Company’s common stock on a fully diluted basis upon the happening of certain events.  As of October 31, 2011, no common or preferred shares had been issued pursuant to this agreement.  This agreement has been terminated.

Letter Agreement – Vikas Patel

On September 20, 2011, the Parent Company and Vikas Patel entered into a letter agreement pursuant to which, among other things, the Parent Company and Mr. Patel agreed to convert $100,000 owed to Mr. Patel by the Parent Company pursuant to a consulting agreement into 25,000,000 shares of the Parent Company’s common stock.

Products

The Company’s principal products for its AC LaRocco Pizza line are Weight Watchers friendly, diabetic friendly, heart healthy, made with organic whole grain, high fiber, light in sodium and all natural with no artificial ingredients. During the year ended October 31 2011, the Company sold its remaining inventory of its Wings of Nature health and coffee bars, and made the decision to no longer sell such products in order to concentrate its capital, sales and marketing efforts on growing its AC LaRocco brand.

The Company has multiple customers and we do not believe that we are wholly dependent on any single customer at this time.  We have several large customers that although we are not wholly dependent on them, if we were to lose them as customers it would significantly impact our revenues.

Rose & Shore, Inc. manufactures the Company’s pizza products.  Rose & Shore is generally responsible for obtaining the raw materials for the manufacture of the Company’s products. A disruption in the supply of our products from Rose & Shore would have a material effect on our business.

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

Employees and Employment Agreements

As of October 31, 2011, we had one full time employee and several full and part-time third party independent contractors.

Currently, the Company’s sole employee, is our President and Chief Executive Officer.

We anticipate retaining additional sales and marketing (employees or consultants) and clerical personnel within the next 12 months, if and when our financial resources permit.

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

Quarterly fluctuations in our sales volume and operating results are due to a number of factors relating to our business, including the timing of trade promotions, advertising and consumer promotions and other factors, such as seasonality, inclement weather and unanticipated increases in labor, commodity, energy, insurance or other operating costs. The impact on sales volume and operating results due to the timing and extent of these factors can significantly impact our business. For these reasons, you should not rely on our annual operating results as indications of future performance.

ITEM 1A.

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. An investor should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K before deciding to purchase our securities. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline or we may be forced to cease operations.

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

To date, we have not generated significant revenues.  Our net losses for the years ended October 31, 2011 and 2010 were $1,047,113 and $2,015,518 respectively.  As of October 31, 2011, we realized an accumulated deficit of $7,652,829 and we had no cash on hand.  Our revenues have not been sufficient to sustain our operations and we expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  As such, we expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse affect on our business.  The items discussed above raise substantial doubt about our ability to continue as a going concern.  We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our products achieve market acceptance and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

We are currently in default with respect to various outstanding debt obligations, which if we fail to repay, could result in foreclosure upon our assets.

We are currently in default with respect to a number of our debt obligations.  In the event we are unable to repay such debt obligations, we could lose all of our assets and be forced to cease our operations.

Third Parties may have certain rights to A.C. LaRocco’s Assets.

The Asset Purchase Agreement provides that the Parent Company acquired all of the Seller’s right, title and interest in agreements relating to the Seller’s business or assets.  The Company believes that certain of these agreements may have provided third parties rights in the assets that the Company acquired from the Seller.  To the extent that the assets acquired by the Company from the Seller remain subject to such agreements any attempt by such third parties to enforce such agreements could seriously harm the Company’s business, financial condition, results of operations and cash flow.

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

Accrued and Unpaid Payroll Taxes

As of October 31, 2011, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of October 31, 2011 was approximately $217,000 subject to further penalties and interest plus accruals on unpaid wages for a total of approximately $300,000.

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York.

As of October 31, 2011, the New A.C. LaRocco had filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington of approximately $35,000 including estimated penalties and interest for non-filing and non-payment.  The New A.C. LaRocco has filed all of the 2011 quarterly unemployment reports and has not made the requisite tax payments to the State of Washington.

As of October 31, 2011, New A.C. LaRocco continued to have unpaid payroll taxes payable to the Internal Revenue Service. As of January 1, 2012, the New A.C. LaRocco does not have any payroll as all employees have been terminated.

 If we are unable to resolve these tax liabilities such failure could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

We have not yet completed our merger with New York FHP.

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc.  The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”).  Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Parent Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger.   As a result, as of the date of this Annual Report on Form 10-K, the Parent Company and New York FHP had not completed the Merger.  In order to complete the Merger, the Parent Company and New York FHP plan to take the following steps:

1.

Pay all taxes owed by New York FHP to the State of New York.  As of October 31, 2011, New York FHP owed New York State payroll related taxes in the amount of approximately $30,145 plus applicable interest and penalties.

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

ITEM 2. DESCRIPTION OF PROPERTIES

The Parent Company maintains its office in New York, New York.  We do not have a written office lease, the rent is approximately $750 per month for our current office located in New York and we did not pay rent for our office during 2011.  We maintain a limited amount of office equipment and do not lease any vehicles.

ITEM 3. LEGAL PROCEEDINGS

As of February 12, 2012, we were not a party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Parent Company’s common stock is quoted on the OTCQB.  The following table sets forth the range of high and low bid prices per share of the Parent Company’s common stock for each of the periods indicated, as reported on www.otcmarkets.com.

QUARTER	HIGH BID	LOW BID
4th Quarter 2011	$0.00890	$0.0030
3rd Quarter 2011	$0.00245	$0.0050
2nd Quarter 2011	$0.013	$0.0061
1st Quarter 2011	$0.0175	$0.0080

4th Quarter 2010	$0.0170	$0.0075
3rd Quarter 2010	$0.0381	$0.0128
2nd Quarter 2010	$0.1499	$0.0096
1st Quarter 2010	$0.0300	$0.0055

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions.  As of February 10, 2012, the last reported price of our common was $0.0018 per share.

Holders

As of February 10, 2012 there were 215 qualified holders of record of the Parent Company’s common stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Equity Compensation Plan Information

As of October 31, 2011, we did not have any equity compensation plans.

From September 20, 2011 to October 13, 2011, the Company entered into agreements with certain creditors and consultants of the Company to convert an aggregate of $409,956 owed by the Company to such persons into an aggregate of 66,361,964 shares of the Company’s common stock, which have been issued.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc.  The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”).  Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Parent Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger.   As a result, as of the date of this Annual Report on Form 10-K, the Parent Company and New York FHP had not completed the Merger.  In order to complete the Merger, the Parent Company and New York FHP plan to take the following steps:

1. Pay all taxes owed by New York FHP to the State of New York.  As of October 31, 2011, New York FHP owed New York State payroll related taxes in the amount of approximately $30,145 plus applicable interest and penalties.

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

Since December 16, 2005, our business plan has been to develop proprietary natural, organic and healthy products to sell, market and distribute.  Our goal is to bring healthy, great tasting natural and organic products at affordable prices to the mass markets.  We sell our products to select supermarkets chains and retailers in the United States.

Our primary efforts have been devoted to selling our line of organic food products and raising capital. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future.

During the year ended October 31 2011, the Company sold its remaining inventory of its Wings of Nature health and coffee bars, and made the decision to no longer sell such products in order to concentrate its capital, sales and marketing efforts on growing its AC LaRocco brand

As of October 31, 2011, the Company had current assets of $86,038 that includes $0 cash, net accounts receivable of $76,109 and inventory of $7,385.  Management believes that the liquid cash and other liquid assets on hand as of October 31, 2011 are not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our audited financial statements contained in this Annual Report on Form 10-K have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

As of and for the years ended October 31, 2011 and 2010, our auditors have expressed substantial doubt we will continue as a going concern.

Results of Operations for the Fiscal Year Ending October 31, 2011 and October 31, 2010

Financial Information from Comparative Fiscal Year Periods

For the year ended October 31, 2011, we recorded gross revenues of $868,849 versus $762,488 for an increase of $106,361 or 13.95% over the year ended October 31, 2010. The Company believes that the increase is primarily due to increased digital target marketing efforts, as well as our efforts with retailers with in-store promotion and discount programs targeting our audience.

For the year ended October 31, 2011, gross profit was $162,351 versus $86,868 for an increase of $75,483 or 86.89% over the year ended October 31, 2010.  The increase is primarily due to increase in sales of the New AC LaRocco.

For the year ended October 31, 2011, gross profit in percentages was 18.69% versus 11.39% over the year ended October 31, 2010.  The change in gross profit is primarily due to change in product mix from our organic food lines to include the organic food sold under the brand name of Wings-of Nature and the organic pizza sold under the brand name of AC LaRocco.

For the year ended October 31, 2011, operating expenses decreased to $1,088,900 from $2,002,586 or 45.63% over the year ended October 31, 2010.  The decrease is due to decreases in salaries and wages, sales and marketing and general and administrative expenses, as well as a one-time charge for an impairment of goodwill.

For the year ended October 31, 2011, interest expense on our convertible notes payable decreased to $91,579 from $75,040 or 22.04% over the year ended October 31, 2010.  This decrease is primarily due to the notes payable that were converted to Series A Preferred Stock during the year ended October 31, 2011.

For the year ended October 31, 2011, we realized a net loss of $1,047,113 as compared to a net loss of $2,015,518 for the year ended October 31, 2010.  The decrease of $968,405 is due to several factors, including the decreases in salaries and wages, sales and marketing and general and administrative expenses, as well as a one-time charge for an impairment of goodwill.

Effect of the non-cash impairment charge on Fiscal Year Ended on October 31, 2011 and October 31, 2010

There were 506,885,209 shares of our common stock outstanding as of October 31, 2011.  There were no non-cash impairment charges related to Goodwill as of October 31, 2011.

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

As of October 31, 2011, we had current assets of $86,494 including $0 cash, inventory of $7,385 and net accounts receivable of $76,109.  We had fixed assets with a net book value of $2,544 and we had total liabilities of $2,480,970.

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

Since March 2, 2010 through October 31, 2011, the food producer of our organic pizza line has been paid approximately $80,427.50 of principal on the note payable we assumed in the Asset Acquisition. As of October 31, 2011, $47,491 of principal remained outstanding under such note.

	For the Year Ended
	October 31, 2011	October 31, 2010
Net cash (used in) operating activities	$(68,187)	$(577,738)
Net cash (used in) investing activities	$-	$-
Net cash provided by financing activities	$51,476	$594,448,
Net increase (decrease) in cash and cash equivalents	$(16,711)	$16,711
Cash and cash equivalents, beginning of period	$16,711	$-
Cash and cash equivalents, end of period	$-	$16,711

As of October 31, 2011, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of October 31, 2011 was approximately $217,000 subject to further penalties and interest plus accruals on unpaid wages for approximately $300,000. The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York.

As of October 31, 2011, the New A.C. LaRocco had filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington in an approximate amount of $35,000 including estimated penalties and interest for non-filing and non-payment.  The New A.C. LaRocco has filed all of the 2010 quarterly unemployment reports and has not made the requisite tax payments to the State of Washington.

On September 6, 2011, the Parent Company filed, with the Secretary of State of the State of New Jersey, a Certificate of Amendment to the Parent Company’s Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock to 2,000,000,000 shares.

During the fiscal year ended October 31, 2011, the Parent Company entered into agreements with certain creditors and consultants of the Parent Company to convert an aggregate of $280,728 owed by the Company to such persons into an aggregate of 56,884,909 shares of the Company’s common stock.

Inflation

We do not believe that inflation had a significant impact on our results of operations for the periods presented.

Material Agreements

On March 2, 2010 the Parent Company simultaneously entered into the Asset Purchase Agreement (the “Asset Purchase Agreement”) dated March 2, 2010 among the Parent Company, Take and Bake, Inc., doing business as A.C. LaRocco Pizza Company (the “Seller”), Clarence Scott and Karen Leffler and, the Company believes, acquired certain assets and liabilities of the Seller (as further described below) (the “Asset Acquisition”). The Seller was in the business of marketing and distributing all natural and organic, whole grain, heart healthy pizzas, including organic thin pizzas with sprouted grain crust.  The purchase price for the assets acquired by the Parent Company pursuant to the Asset Purchase Agreement was 15,000,000 shares of common stock (the “Share Consideration”) and monthly payments of $1,800 for a 60-month period.  In April 2010, the Parent Company formed a wholly owned subsidiary, A.C. LaRocco, Inc., a Delaware corporation, for the purpose of implementing its new pizza business.  We refer to this subsidiary as “New A.C. LaRocco.”

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

On March 2, 2010, the parties to the Asset Purchase Agreement also entered into an Asset Acquisition Memorandum (the “Memorandum” which we refer to together with the Asset Purchase Agreement, as the “Transaction Documents”).  The Memorandum provided, among other things, that the Parent Company was required to invest a minimum of $500,000 within six months of the closing date of the Asset Acquisition into New A.C. LaRocco, which payments could be made directly to New A.C. LaRocco or to anyone that the Seller and New A.C. LaRocco deemed necessary.

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

Purchase Price Allocation

The acquisition of the assets of Take and Bake, Inc. on March 2, 2010, including the settlement agreement of May 4, 2011, was accounted for as a business combination as defined under ASC 805.  The purchase price allocation is as follows:

	Original
	Agreement
Identifiable Assets
Inventory	$11,076	(1)
Equipment	8,330	(2)
Trade name, logo and trade secrets	-	(3)
Subtotal	$19,406
Less: assumed liabilities	(127,918)	(4)
Total identifiable assets, net of assumed liabilities	$(108,512)

Consideration Paid
Note payable	$108,000	(5)
Common Stock - 15,000,000 shares
of the Company at $.03 per share	450,000	(6)
Total consideration paid	$558,000
Less: Total identifiable assets, net of assumed liabilities	(108,512)
Goodwill	$666,512	(7)

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

(vi)

each of the Seller, Mr. Scott and Ms. Leffler further acknowledged and agreed that the only liability assumed by Fresh Harvest from the Seller pursuant to the Transaction Documents was the assumption of that certain Secured Promissory Note dated July 6, 2007 in the original principal amount of $218,357 (and with a principal balance of $127,918 on March 2, 2010) owed by the Seller to a specified creditor;

(vii)

New A.C. LaRocco agreed to transfer to the Seller certain specified assets and any rights and obligations of New A.C. LaRocco and/or Fresh Harvest with respect to the facility located in Spokane, Washington; and,

(viii)

subject to certain conditions, the domain name healthypizzarevolution.com, will be the property of Mr. Scott.

The Settlement Agreement also provides for a mutual release of claims by the parties.

Settlement Summary
Equipment returned to Seller	$6,062	(1)
Cash paid to Seller	23,000
Note payable to Seller relieved through issuance of Preferred Stock	(102,160)
Accrued expenses relieved	(10,797)
Preferred Stock - 150,000 shares of the Company (see Note 11)	180,000	(2)
Net cost of settlement	$96,105	(3)

Explanation:

(1)

Assets located in the Spokane, Washington office that were released in the Settlement Agreement dated May 4, 2011.

(2)

Balance of the Note Payable owed to Take and Bake, Inc. that was released in the Settlement Agreement dated May 4, 2011.

(3)

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

Reclassifications

Certain amounts in the accompanying audited condensed consolidated financial statements as of October 31, 2011 have been reclassified by the Company to conform to the October 31, 2010 presentation primarily with accounts payable, accrued interest and notes payable.  These reclassifications had no effect on the previously reported net loss.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable.

For the year ended October 31, 2011, the Company earned revenue from three customers which represented approximately 77% of total revenue and at October 31, 2011, four customers had accounts receivable balances representing 75% of the gross accounts receivable balance.

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

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the years ended October 31, 2011 and 2010, respectively.

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

Impairment of Goodwill

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350, Intangible-Goodwill and Other, the Company performed an annual goodwill impairment test during the fourth quarter of the year ended October 31, 2010. Based upon a combination of factors including a lower stock price of the Company’s common stock since March 2, 2010, the New A.C LaRocco’s operating losses since March 2, 2010, and challenging macro-economic conditions, the Company concluded that sufficient indicators existed to require it to perform a goodwill impairment analysis.

Having determined that the goodwill was potentially impaired, the Company performed the second step of the goodwill impairment analysis.  All of the impairment was allocated to the goodwill rather than allocating any of the impairment to any unrecognized intangible assets because they are subject to security interests and liens by the Creditor and Contract Manufacturer of the New A.C. LaRocco.

For the year ended October 31, 2010, the Company recognized a pre-tax non-cash goodwill impairment charge of $666,512, to write off all of the goodwill related to its AC LaRocco subsidiary. The non-cash charge had no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity.

Share-based compensation

The Company accounts for common stock issued to employees, directors, and consultants in accordance with the provisions of the ASC 718 Stock Based Compensation. The compensation cost relating to share-based payment transactions will be recognized in the consolidated financial statements.  The cost associated with common stock issued to employees, directors and consultants will recognized, at fair value, on the date issued.  Awards granted to non-employee consultants will be subsequently re-measured to current fair value until performance is completed or a performance commitment exists.

For the years ended October 31, 2011 and 2010, the Company recognized $334,959 and $301,091 in stock based compensation expense.  The stock was valued at the closing price on the date issued less a 20% discount.

Accounting for Uncertain Tax Positions

The Parent Company and or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, and local jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for the years prior to October 31, 2006.  With respect to state and local jurisdictions, with limited exception, the Parent Company and or its subsidiaries are no longer subject to income tax audits prior to October 31, 2007.  In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

As of October 31, 2011, based on Management’s review of the Company’s tax position, the Parent Company and or subsidiaries had no significant unrecognized tax liabilities

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Immediately following are our audited financial statements and notes for the fiscal year ended October 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Fresh Harvest Products, Inc.

We have audited the accompanying consolidated balance sheet of Fresh Harvest Products, Inc. (the “Company”) as of October 31, 2011, and the related statements of operations, deficiency of assets and cash flows for the year then ended.  The financial statements as of and for the year ended October 31, 2010 were audited by other auditors, whose report dated February 12, 2011, expressed an unqualified opinion with a going concern paragraph.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fresh Harvest Products, Inc. as of October 31, 2011, and the results of its operations and its cash flows for the year ended October 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11, the Company has incurred net losses and negative cash flow from operations.  These factors, and the need for additional financing in order for the Company to meet its business plans, raise substantial doubt about the Company’s ability to continue as a going concern.

/S/  Accell Audit & Compliance, P.A.

Tampa, Florida

February 14, 2012

4868 West Gandy Boulevard i Tampa, Florida 33611 i 813.440.6380

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

/s/ Conner & Associates, PC

CONNER & ASSOCIATES, PC

Newtown, Pennsylvania

12 February 2011

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
October 31, 2011 and 2010

	For the	For the
	year ended	year ended
	October 31, 2011	October 31, 2010
	(Audited)	(Audited)
Current assets
Cash	$-	$16,711
Accounts receivable, net	76,109	120,758
Inventory	7,385	33,617
Total current assets	83,494	171,086
Fixed assets
Equipment, net	2,544	10,397

Total assets	$86,038	$181,483

LIABILTIES AND DEFICIENCY IN ASSETS
Current liabilities
Accounts payable and accrued expenses	$1,658,735	$1,504,316
Notes payable, related parties, current	-	122,037
Accrued expense, related party, current	6,237	-
Notes payable, current	815,998	1,144,770
Total current liabilities	2,480,970	2,771,123
Long-term liabilities
Long-term debt, related parties, net of current portion	-	56,270
Long-term debt, net of current portion	-	131,336
Total long-term liabilities	-	187,606
Total liabilities	2,480,970	2,958,729

Commitments and Contingencies	-	450,000

Deficiency in assets
Common Stock, $0.0001 par value; 506,885,209 and 200,000,000 shares outstanding and 2,000,000,000 and 200,000,000 shares authorized, respectively	50,689	20,000
Preferred Stock, Series A, $0.0001 par value; 0 shares outstanding and 5,000,000 shares authorized	-	-
Additional paid in capital	5,207,208	3,358,469
Accumulated deficit	(7,652,829)	(6,605,715)
Total deficiency in assets	(2,394,932)	(3,227,246)

Total liabilities and deficiency in assets	$86,038	$181,483

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the years ended October 31, 2011 and 2010
	For the	For the
	year ended	year ended
	October 31, 2011	October 31, 2010
	(Audited)	(Audited)

Revenue	$868,849	$762,488
Returns and allowances	(200,472)	(117,455)
Revenue, net	668,377	645,033

Cost of goods sold	506,026	558,165

Gross profit	162,351	86,868

Operating expenses
Impairment of goodwill	-	666,512
Salaries and wages	168,000	231,722
Sales and marketing	240,340	334,154
Legal and professional fees	435,683	277,758
General and administrative	221,877	492,440
Total operating expenses	1,065,900	2,002,586

Income (loss) from operations	(903,549)	(1,915,718)

Other income (expense)
Loss on extinguishment of debt	(96,105)	-
Interest expense	(91,579)	(75,040)
Loss on disposal of assets	(879)	(24,760)
Gains in forgiveness of debt	44,999	-
Total other income (expenses)	(143,564)	(99,800)

Income (loss) before provision for income taxes	(1,047,113)	(2,015,518)

Provision for income taxes	-	-

Net (loss) income	$(1,047,113)	$(2,015,518)

Basic and diluted earnings (loss) per common share	$(0.005)	$(0.013)

Weighted average common shares outstanding (basic and diluted)	226,653,793	151,019,714
See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Deficiency of Assets
						Additional
	Common Stock			Preferred		Paid-in	Accumulated
	Shares	Amount		Shares	Amount	Capital	Deficit	Total

Balance, October 31, 2009	82,137,182	$8,214		-	$-	$2,130,904	$(3,833,772)	$(2,129,413)

Fees - asset acquisition agreement	-	-		-	-	(50,750)	-	(50,750)
Stock issued for conversion of debt	83,157,058	8,316		-	-	659,028	-	667,344
Issuance of common stock - services	34,705,760	3,471		-	-	297,621	-	301,092
Net loss	-	-		-	-	-	(2,015,518)	(2,015,518)

Balance, October 31, 2010	200,000,000	20,000		-	-	3,358,469	(6,605,715)	(3,227,246)

Issuance of Common Stock for Services	40,000,000	4,000		-	-	188,500	-	192,500
Issuance of Common Stock for Conversion of Debt	31,884,909	3,189		-	-	177,542	-	180,731
Issuance of Series A Preferred Stock for Conversion of Debt	-	-		1,990,003	1,116,197	-	-	1,116,197
Issuance of Series A Preferred Stock for Acquisition & Acquisition Settlement	-	-		300,000	330,000	-	-	330,000
Issuance of Series A Preferred Stock Issued for Services	-	-		60,000	60,000	-	-	60,000
Issuance of Common Stock for Conversion of Series A Preferred Stock	235,000,300	23,500		(2,350,003)	(1,506,197)	1,482,697	-	-
Net loss							(1,047,113)	(1,047,113)

Balance, October 31, 2011	506,885,209	$50,689	-	-	$-	$5,207,208	$(7,652,828)	$(2,394,931)
See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended October 31, 2011 and 2010

	For the	For the
	year ended	year ended
	October 31, 2011	October 31, 2010
Cash flows from operating activities
Net (loss) income	$(1,047,113)	$(2,015,518)
Adjustments to reconcile net loss to cash flows
from operating activities:
Stock issued for services	225,000	301,091
Loss on the disposal of assets	879	24,760
Impairment of goodwill	-	666,512
Depreciation	4,059	12,176
Change in operating assets and liabilities:
Accounts receivable	44,649	(111,999)
Inventory	26,232	9,741
Accounts payable and accrued expenses	678,107	535,500
Net change in cash from operating activities	(68,187)	(577,737)

Cash flows from financing activities
Loan repayments	(134,024)	(42,502)
Proceeds from advances from related parties	6,237	82,000
Proceeds from issuance of loans payable	179,263	554,950
Net change in cash from financing activities	51,476	594,448

Net change in cash	(16,711)	16,711

Cash and cash equivalents, beginning of period	16,711	-

Cash and cash equivalents, end of period	$-	$16,711

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$3,516

Non-cash financing activities:
Common stock issued for conversion of debt, accounts payable and accrued expenses	$180,731	$667,343
Preferred stock issued for conversion of debt, accounts payable and accrued expenses	$1,506,197	$-

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2011

NOTE 1.

GENERAL ORGANIZATION AND BUSINESS

Fresh Harvest Products, Inc., a New Jersey corporation (the “Parent Company”), and its subsidiaries (collectively referred to as the “Company”), are engaged in the proprietary development, sales and marketing of organic and natural food products.

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc.  The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”).  Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Parent Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger.   As a result, as of the date of this Annual Report on Form 10-K, the Parent Company and New York FHP had not completed the Merger.  In order to complete the Merger, the Parent Company and New York FHP plan to take the following steps:

1. Pay all taxes owed by New York FHP to the State of New York.  As of October 31, 2011, New York FHP owed New York State payroll related taxes in the amount of approximately $30,145 plus applicable interest and penalties.

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

The Company sells its products to consumers through local, regional and national supermarkets, retailers, distributors, brokers and wholesalers.  In August 2009, the Parent Company formed a wholly-owned subsidiary, Wings of Nature, LLC.  On March 2, 2010, the Parent Company entered into the Asset Purchase Agreement (the “Asset Purchase Agreement”) with Take and Bake, Inc., doing business as A.C. LaRocco Pizza Company. In April 2010, the Parent Company formed a wholly-owned subsidiary, New A.C. LaRocco, for the purpose of implementing its new pizza business.  On May 4, 2011, the Parent Company, New York FHP, New A.C. LaRocco, the Seller, Clarence Scott and Karen Leffler entered into a Settlement Agreement and Release (the “Settlement Agreement”), which was effective on May 11, 2011.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future.  As of October 31, 2011, the Company has limited cash available for operations and has an accumulated deficit of $7,652,828. Management believes that cash on hand as of October 31, 2011 is not sufficient to fund operations through October 31, 2012.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2011

Special Meeting and Shareholder Meeting

Special Meeting

The Parent Company held a special meeting of shareholders on September 2, 2011and the holders of the Parent Company’s common stock and Series A Preferred Stock voted to approve an increase in the number of authorized shares of the Parent Company’s common stock from 200,000,000 shares to 2,000,000,000 shares.

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

(vi)

each of the Seller, Mr. Scott and Ms. Leffler further acknowledged and agreed that the only liability assumed by Fresh Harvest from the Seller pursuant to the Transaction Documents was the assumption of that certain Secured Promissory Note dated July 6, 2007 in the original principal amount of $218,357 (and with a principal balance of $129,385 on March 2, 2010) owed by the Seller to a specified creditor;

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

October 31, 2011

NOTE 2.

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended October 31, 2011 and 2010.

Reclassifications

These consolidated financial statements include reclassification adjustments as of October 31, 2010 to the accrued expenses, salaries and wages payable, interest, accrued payroll taxes, and notes payable for comparison purposes only.  These amounts have been reclassified on the balance sheet of the Company to accounts payable and notes payable, accordingly.  These reclassifications did not have any effect on the reported net loss for the year ended October 31, 2011.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of October 31, 2011.

As of October 31, 2011, the bank account located in Spokane, Washington that the Parent Company was using (and no longer uses) for the operations of the New A.C. LaRocco is in the name of Take and Bake, Inc. dba AC LaRocco Pizza.

As of October 31, 2011 and 2010, the Company’s cash balances were $0 and $16,711, respectively.

Net Loss Per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

The weighted-average number of common shares outstanding for computing basic EPS for the years ended October 31, 2011 and 2010 were 226,653,793 and 151,019,714, respectively.

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

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2011

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable.

For the year ended October 31, 2011, the Company earned revenue from three customers which represented approximately 77% of total revenue and at October 31, 2011, four customers had accounts receivable balances representing 75% of the gross accounts receivable balance.

Accounts Receivable

The Company performs ongoing credit evaluations on existing and new customers daily. When it is determined that an amount included in accounts receivable is uncollectible it is written off as uncollectible.

As of October 31, 2011 and 2010, the allowance for doubtful accounts was $76,876 and $7,628, respectively.

Inventory

Inventory is valued at the lower of actual cost or market, utilizing the first-in, first-out method.  The Company provides write-downs for finished goods expected to become non-saleable due to age and specifically identifies and provides for slow moving products and packaging.

As of October 31, 2011 and 2010, the Company had no obsolete inventory.

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

For the years ended October 31, 2011 and 2010, depreciation expense was $4,059 and $12,176, respectively.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the years ended October 31, 2011 and 2010, respectively.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Advertising

Advertising is expensed when incurred. For the years ended October 31, 2011 and 2010, advertising expense was $4,203 and $21,219, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash, accounts receivable, and accounts payable are reflected in the accompanying consolidated financial statements at carrying value, which approximates fair value because of the short-term maturity of these instruments.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2011

Impairment of Long-Lived Assets

Long-lived assets such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

For the years ended October 31, 2011 and 2010, the Company recognized a loss on the disposal of assets of $879 and $24,760, respectively.

Impairment of Goodwill

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 350, Intangible-Goodwill and Other, the Company performed an annual goodwill impairment test during the fourth quarter of the year ended October 31, 2010. Based upon a combination of factors including a lower stock price of the Company’s common stock since March 2, 2010, the New A.C LaRocco’s operating losses since March 2, 2010, and challenging macro-economic conditions, the Company concluded that sufficient indicators existed to require it to perform a goodwill impairment analysis.

Having determined that the goodwill was potentially impaired, the Company performed the second step of the goodwill impairment analysis.  All of the impairment was allocated to the goodwill rather than allocating any of the impairment to any unrecognized intangible assets because they are subject to security interests and liens by the Creditor and Contract Manufacturer of the New A.C. LaRocco.

For the year ended October 31, 2010, the Company recognized a pre-tax non-cash goodwill impairment charge of $666,512, to write off all of the goodwill related to its AC LaRocco subsidiary. The non-cash charge had no impact on the Company’s compliance with debt covenants, its cash flows or available liquidity.

Share-based compensation

The Company accounts for common stock issued to employees, directors, and consultants in accordance with the provisions of the ASC 718 Stock Based Compensation. The compensation cost relating to share-based payment transactions will be recognized in the consolidated financial statements.  The cost associated with common stock issued to employees, directors and consultants will recognized, at fair value, on the date issued.  Awards granted to non-employee consultants will be subsequently re-measured to current fair value until performance is completed or a performance commitment exists.

For the years ended October 31, 2011 and 2010, the Company recognized $334,959 and $301,091 in stock based compensation expense.  The stock was valued at the closing price on the date issued less a 20% discount.

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

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of this audit report; the date the consolidated financial statements were available for issue.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2011

NOTE 3.  ACCOUNTS PAYABLE

As of October 31, 2011 and October 31, 2010, the accounts payable was as follows:

	October 31, 2011	October 31, 2010
Account payable - trade	$1,234,765	$831,299
Accrued salaries and wages	195,936	394,901
Accrued payroll taxes/penalties and interest	228,034	278,116
Total	$1,658,735	$1,504,316

NOTE 4.  NOTES PAYABLE -  RELATED PARTIES

As of October 31, 2011 and October 31, 2010, the notes payable – related parties were as follows:

	October 31, 2011	October 31, 2010
Convertible note dated February 11, 2008 with an original principal balance of $692,028 and a maturity date of February 10, 2010. During the year ended October 31, 2010, $442,028 of this note was assigned to another related party and the balance, except the remaining accrued interest, was converted to common stock of the Company. The conversion rate is $.05 per share. This note was converted to 38,184 shares of Series A Convertible Preferred Stock during the year ended October 31, 2011	$-	$31,096

Convertible demand note dated April 16, 2010 with an original principal balance of $26,000 and an annual interest rate of 5%. This note was converted to 38,184 shares of Series A Convertible Preferred Stock during the year ended October 31, 2011	-	26,729

Unreimbursed expenses paid on behalf of the Parent Company - no formal agreement and no repayment terms. These amounts due were converted to 91,731, shares of Series A Convertible Preferred Stock during the year ended October 31, 2011.	-	64,213

Convertible note dated October 19, 2010 with an original principal balance of $36,000 and an annual interest rate of 10% and a maturity date of October 18, 2012. This note was converted to 51,672 shares of Series A Convertible Preferred Stock during the year ended October 31, 2011.	-	36,130

Convertible note dated October 7, 2010 with an original principal balance of $20,000, an annual interest rate of 10% and a maturity date of October 6, 2012. This note was converted to 28,770 shares of Series A Convertible Preferred Stock during the year ended October 31, 2011.	-	20,139
Total	$-	$178,307
Less: long-term portion	-	56,270
	-
Total notes payable - related parties, current	$-	$122,037

In March 2011, the Parent Company issued 260,670 shares of Series A Convertible Preferred Stock in exchange for the outstanding balance of $181,426 of Notes Payable – Related Parties.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2011

NOTE 5.  NOTES PAYABLE

As of October 31, 2011 and October 31, 2010, the notes payable were as follows:

		October 31, 2011	October 31, 2010
Convertible note dated October 6, 2008 with an original principal balance of $63,000 with a maturity date of January 4, 2009; annual interest at a rate of 12.5%. The lender received 500,000 shares of restricted common stock of the Company. The note was converted to 5,079,273 shares of restricted common stock of the Company during the year ended October 31, 2011.	(1)	$-	$22,925
Convertible note dated October 1, 2005 with an original principal balance of $15,000 with a maturity date of April 1, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share. The note was converted to 4,578,909 shares of restricted common stock of the Company during the year ended October 31, 2011.	(1)	-	25,124
Convertible note dated October 1, 2005 with an original principal balance of $30,000 with a maturity date of April 1, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share. The note was converted to 8,998,727 shares of restricted common stock of the Company during the year ended October 31, 2011.	(1)	-	45,250
Convertible note dated October 1, 2005 with an original principal balance of $15,000 with a maturity date of April 1, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share.	(1)	25,022	22,625
Convertible note dated June 14, 2007 with an original principal balance of $15,000 with a maturity date of June 14, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 25% discount of the market price of the Company's common shares		22,401	20,250
Convertible note dated April 17, 2007 with an original principal balance of $20,000 with a maturity date of April 17, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.45 per share of a 35% discount of the market price of the Company's common shares.		29,868	27,000
Convertible note dated July 20, 2005 with an original principal balance of $10,000 with a maturity date of January 20, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share. The note was converted to 2,085,000 shares of restricted common stock of the Company during the year ended October 31, 2011.		-	15,250
Convertible note dated May 26, 2005 with an original principal balance of $20,000 with a maturity date of November 26, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share. The note was converted to 4,215,500 shares of restricted common stock of the Company during the year ended October 31, 2011.		-	30,833
Convertible note dated September 19, 2006 with an original principal balance of $100,000 with a maturity date of September 19, 2008; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company.		116,150	103,874
Convertible note dated February 26, 2007 with an original principal balance of $30,000 with a maturity date of February 26, 2009; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 35% discount of the market price of the Company's common shares.		46,276	41,000
Convertible note dated December 23, 2006 with an original principal balance of $18,000 with a maturity date of December 23, 2008; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.95 per share.		27,877	25,200
Convertible note dated April 17, 2007 with an original principal balance of $15,000 with a maturity date of April 17, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.45 per share or a 35% discount of the market price of the Company's common shares.		22,401	20,250

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2011

		October 31, 2011	October 31, 2010

Convertible note dated January 29, 2007 with an original principal balance of $15,000 with a maturity date of January 29, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.95 per share.		23,231	21,000
Convertible note dated November 30, 2006 with an original principal balance of $50,000 with a maturity date of November 30, 2008; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.85 per share.		77,415	70,000
Convertible note dated August 31, 2009 with an original principal balance of $15,000 with a maturity date of August 31, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares.	(1)	9,199	8,316
Convertible note dated August 26, 2009 with an original principal balance of $20,000 with a maturity date of August 26, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares.	(1)	26,078	23,105
Convertible note dated August 26, 2009 with an original principal balance of $20,000 with a maturity date of August 26, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares. The lender received 500,000 shares of restricted common stock of the Company.	(1)	26,078	23,105
Convertible notes with an original principal balance of $476,668; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at a $0.01 per share or a 20% discount of the market price of the Company's common shares.		-	522,975
Unreimbursed advances in June and July 2009 with an original amount of $4,000. There are no formal note agreements. The Company is accruing interest at an annual interest at a rate of 10%.		5,077	4,588
Convertible note dated September 17, 2010 with an original principal balance of $10,000 with a maturity date of September 17, 2011; annual interest at a rate of 8%. The note is convertible into common shares at any time at the option of the lender or the Company at a 50% discount of the average previous 10 days of the market price of the Company's common shares.		10,943	10,000
Note payable dated July 6, 2007 with an original principal balance of $218,357 and a principal balance on March 2, 2010 of $129,385 with a maturity date of August 26, 2012; annual interest at a rate of 6% and no conversion pricing.	(1)	47,490	91,276
Note payable per asset purchase agreement dated March 2, 2010 with an original principal balance of $108,000 with monthly payments of $1,800 for a 60 month period; annual interest at a rate of 0%.		-	102,160
Convertible note dated December 3, 2010 with an original principal balance of $20,000; maturity date of December 2, 2012; annual interest rate of 10%. The note is convertible into common shares at any time at the option of lender or the Company at a 20% discount to the average closing price on the previous five trading days, not including the conversion date.		21,851	-
Convertible note dated February 11, 2011 with an original principal balance of $100,000; maturity date of August 10, 2011; annual interest rate of 12%. The principal amount of the note and accrued and unpaid interest is automatically convertible into common shares of the Company upon the due date at $0.005 per share, subject to adjustments.		109,151	-
Convertible note dated May 23, 2011 with an original principal balance of $7,500; maturity date of November 19, 2011; annual interest rate of 12%. The note is convertible into common shares at the maturity date of the Note at $0.005 per share.		7,917	-

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2011

	October 31, 2011	October 31, 2010

Convertible note dated May 23, 2011 with an original principal balance of $7,500; maturity date of November 19, 2011; annual interest rate of 12%. The note is convertible into common shares at the maturity date of the Note at $0.005 per share.	7,917	-
Convertible note dated August 10, 2011 with an original principal balance of $30,000; maturity date of February 10, 2012; annual interest rate of 12%. The note will convert into common shares at the maturity date of the Note at $0.005 per share.	30,848	-
Convertible note dated August 10, 2011 with an original principal balance of $10,000; maturity date of February 10, 2012; annual interest rate of 12%. The note will convert into common shares at the maturity date of the Note at $0.005 per share.	10,283	-
Convertible note dated October 11, 2011 with an original principal balance of $30,000; maturity date of April 11, 2012; annual interest rate of 12%. The note is convertible into common shares at the maturity date of the Note at $0.0039 per share.	2,517	--
Convertible note dated October 18, 2011 with an original principal balance of $1,907; maturity date of April 18, 2012; annual interest rate of 12%. The note is convertible into common shares at the maturity date of the Note at $0.005 per share.	1,907
Convertible note dated August 25, 2011 with an original principal balance of $108,101.35; maturity date is January 25, 2012; annual interest rate is 10%. The note is convertible into common shares at the maturity date of the Note at $0.01 per share.	108,101

Total	818,998	1,276,106

Less: long - term portion	-	131,336

Total notes payable, current	$818,998	$1,144,770

(1) As of October 31, 2011 and October 31, 2010, the CEO of the Parent Company has personally guaranteed $133,868 and $261,726, respectively of the outstanding notes payable.

NOTE 6.

STOCKHOLDERS’ EQUITY

Common Stock

As of October 31, 2011 the Parent Company had authorized 2,000,000,000 and issued 506,885,209 shares of Common Stock at par value of $0.0001 per share and October 31, 2010, the Parent Company had authorized and issued 200,000,000 shares of Common Stock at par value of $0.0001 per share.

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

October 31, 2011

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

Subject to the prior increase in the number of the Parent Company’s authorized shares of common stock, each share of Series A Preferred Stock would automatically be converted into shares of common stock at the then effective Conversion Rate for such share immediately upon the election of the Parent Company.  On September 6, 2011, the authorized number of shares of the Parent Company’s common stock was increased to 2,000,000,000 shares. The Parent Company subsequently elected to cause the conversion of all shares of Series A Preferred Stock outstanding on September 16, 2011 into shares of common stock.  As a result, 2,350,003 shares of Series A Convertible Preferred Stock converted into an aggregate of 235,000,300 shares of common stock.

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

Issuance to Take and Bake, Inc.

On March 2, 2011, in lieu of the 15,000,000 shares of common stock described in the Asset Purchase Agreement, the Parent Company issued 150,000 shares of Series A Preferred Stock to the Seller, which shares have been converted into 15,000,000 shares of the Parent Company’s common stock.  On May 27, 2011, the Parent Company issued an additional 150,000 shares of Series A Preferred Stock to the Seller pursuant to the terms of the Settlement Agreement, which shares have been converted into 15,000,000 shares of the Parent Company’s common stock.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2011

Other Issuances of Series A Preferred Stock

On March 4, 2011, the Parent Company entered into a letter agreement with Michael J. Friedman, the Parent Company’s President and Chief Executive Officer, pursuant to which the Parent Company and Mr. Friedman agreed that an aggregate of $228,008 of accrued, but unpaid compensation would be converted into 268,244 shares of Series A Preferred Stock.  Such shares of Series A Preferred Stock have been converted into 26,824,400 shares of the Parent Company’s common stock.

On March 4, 2011, the Parent Company issued 100,000 shares of Series A Preferred Stock to each of Michael Friedman, Jay Odintz and Dominick Cingari as a fee for their service on the Parent Company’s Board of Directors.  Such shares of Series A Preferred Stock have been converted into an aggregate of 30,000,000 shares of the Parent Company’s common stock.

On March 8, 2011, the Parent Company and Jumpstart Marketing, Inc. (“Jumpstart”) entered into a letter agreement pursuant to which the Parent Company and Jumpstart agreed that that all amounts owed by the Parent Company to Jumpstart under the Marketing Agreement dated November 20, 2009 (the “Marketing Agreement”) between the Parent Company and Jumpstart (pursuant to which Jumpstart provided certain marketing services to the Parent Company) would be converted into 99,000 shares of Series A Preferred Stock and that the Parent Company would not have any further obligations to Jumpstart under the Marketing Agreement or otherwise. Such shares of Series A Preferred Stock have been converted into 9,900,000 shares of the Parent Company’s common stock.

On March 8, 2011, the Parent Company and 5W Public Relations, LLC (“5W”) entered into a letter agreement pursuant to which the Parent Company and 5W agreed that that all amounts owed by the Parent Company to 5W under the letter agreement dated May 25, 2010  (the “5W Agreement”) between the Parent Company and 5W (pursuant to which 5W provided certain public relations services to the Parent Company) would be converted into 90,000 shares of Series A Preferred Stock and that the Parent Company would not have any further obligations to 5W under the 5W Agreement or otherwise.  Such shares of Series A Preferred Stock have been converted into 9,000,000 shares of the Parent Company’s common stock.

Between March 3, 2011 and March 8, 2011, the Parent Company entered into letter agreements with certain creditors of the Parent Company pursuant to which such creditors agreed to convert an aggregate debt of approximately $686,914 into an aggregate of approximately 1,232,759 shares of Series A Preferred Stock.  Such shares of Series A Preferred Stock have been converted into 123,275,900 shares of the Parent Company’s common stock.

On May 4, 2011, the Parent Company issued 60,000 shares of Series A Preferred Stock for consulting services rendered on behalf of the Company.  Such shares of Series A Preferred Stock have been converted into 6,000,000 shares of the Parent Company’s common stock.

Other Issuances

In addition to the issuances described above, during the fiscal year ended October 31, 2011, the Parent Company entered into agreements with certain creditors and consultants of the Parent Company to convert an aggregate of $280,728 owed by the Company to such persons into an aggregate of 56,884,909 shares of the Company’s common stock.

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

The Company has approximately $1,950,000 in gross deferred tax assets at October 31, 2011, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of October 31, 2011.

As of October 31, 2011, the Company has federal net operating loss carry forwards of approximately $5,000,000 available to offset future taxable income through 2031.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2011

As of October 31 2011, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes – net of federal benefits	-5%
Valuation allowance	39%
Income tax rate – net	0%

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

Based on management’s review of the Company’s tax position, the Parent Company and subsidiaries had no significant unrecognized corporate tax liabilities as of October 31, 2011 and 2010 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 8.

UNPAID PAYROLL TAXES

As of October 31, 2011, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of October 31, 2011 was approximately $217,000 subject to further penalties and interest plus accruals on unpaid wages for approximately $300,000.  The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York.

As of October 31, 2011, the New A.C. LaRocco had not filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington in an approximate amount of $35,000 including estimated penalties and interest for non-filing and non-payment.

NOTE 9.

OPERATING LEASES

Rent

As of October 31, 2011, the Parent Company maintains its office in New York, New York.   There is no written office lease, however, the rent is approximately $750 per month for our current office location located in New York.  The Company maintains a limited amount of office equipment and does not lease any vehicles.

For the years ended October 31, 2011 and 2010, rent expense was $ 17,346 and $38,340, respectively.

NOTE  10.

THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Issued Accounting Pronouncements

As of and for the fiscal year ended October 31, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2011

NOTE 11.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

For the years ended October 31, 2011 and 2010, the Company reported a net loss of $1,047,113 and $2,015,518, respectively.

As of October 31, 2011, the Company maintained total assets of $86,038, total liabilities including long-term debt of $2,480,970 along with an accumulated deficit of $7,652,829

Management believes that additional capital will be required to fund operations through the year ended October 31, 2012 and beyond, as it attempts to generate increasing revenue, and develop new products. Management intends to attempt to raise capital through additional equity offerings and debt obligations. The Company’s ability to raise additional common equity capital is dependent on the approval of the Company’s shareholders of an increase in the authorized common stock of the Company. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying annual financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 12.

SUBSEQUENT EVENTS

There were no subsequent events that had a material impact on the results of operations of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure that is reportable under this Item 9.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●

We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer. This control deficiency did result in audit adjustments to our 2010 and 2011 interim and annual financial statements.  Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended October 31, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our current directors were appointed to serve until his successor is qualified and elected.  The names, addresses, ages and positions of our executive officers and directors as of February 14, 2012 are set forth below:

NAME AND ADDRESS	AGE	POSITIONS
Michael Jordan Friedman	34	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
280 Madison Avenue, Ste 1005 New York, New York 10016

Dominick M. Cingari	37	Director
280 Madison Avenue, Ste 1005 New York, New York 10016

Jay Odintz	51	Director
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

2009 – Present – Vice President, Grade A ShopRite Supermarkets

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

1982 – Present –CPA with the firm of Arthur Friedman, CPA, Inc.

1986 – Present – Certified Financial Planner

1983 – Present – Certified Public Accountant

Mr. Odintz has served as a member of the Parent Company’s Board of Directors since December 2005.  Mr. Odintz previously served as a member of the Board of Directors of New York FHP.  Mr. Odintz is a certified financial planner and a certified public accountant.  Since 1982, Mr. Odintz has been a CPA and worked with Arthur Friedman CPA.

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

BOARD COMMITTEES

As of October 31, 2011, our board of directors did not have nominating, audit or compensation committees. Our Board currently approves all services to be provided by the Company’s independent registered public accounting firm.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company’s Board of Directors does not have an “audit committee financial expert” as defined by Item 407 of Regulation S-K. The Company has not been able to attract anyone to its Board of Directors with the requisite background.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Specifically, for the year ending October 31, 2011, our officers, directors, and greater than ten percent beneficial shareholders were required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by the Company, for the year ending October 31, 2011, each of the Company’s directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities during the year ending October 31, 2011 made the required filings, except as follows:

1)

Jay Odintz filed a late Form 4 related to a transaction that occurred on March 4, 2011;

2)

Jay Odintz filed a late Form 4 related to transactions that occurred on December 7, 2007 and April 1, 2009; and

3)

Jay Odintz filed a late Form 3 with respect to his appointment as a member of the Parent Company’s board of directors.

CODE OF ETHICS

We have adopted a code of ethics that applies to all of our executive officers and employees.  We posted our code of ethics on our website at www.freshharvestproducts.com/investors/governance.

ITEM 11.

EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation earned and accrued, in all capacities, during the fiscal years ended October 31, 2011 and 2010, by Michael J. Friedman, the Company’s President, Chief Executive Officer and Chief Financial Officer:

SUMMARY COMPENSATION TABLE
Name and Principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael J. Friedman, President, CFO and CEO	2011	$144,000 (2)	0	0	0	0	0	$24,000 (3)	168,000
	2010	$144,000 (2)	0	0	0	0	0	0	144,000

(1)   900,000 shares issued as additional compensation to this officer

(2)  Salary was accrued and none of it was paid in the form of cash as of October 31, 2011. On March 4, 2011, the Parent Company entered into a letter agreement with Michael J. Friedman, the Parent Company’s President and Chief Executive Officer, pursuant to which the Parent Company and Mr. Friedman agreed that an aggregate of $228,008 of accrued but unpaid compensation would be converted into 268,244 shares of Series A Preferred Stock.  Such shares of Series A Preferred Stock have been converted into 26,824,400 shares of the Parent Company’s common stock.

(3) On March 4, 2011, the Parent Company issued 100,000 shares of Series A Preferred Stock to Michael Friedman, in lieu of payment of accrued director fees, as a fee for his service on the Parent Company’s Board of Directors.  Such shares of Series A Preferred Stock have been converted into 10,000,000 shares of the Parent Company’s common stock.

Stock Option and Equity Compensation Plans

As of October 31, 2011, the Company did not have any stock option or equity plans.

Employees and Employment Agreements

As of October 31, 2011, we had one full time employee and several full and part-time third party independent contractors.

Currently, the Company’s sole employee is Michael Friedman, our President and Chief Executive Officer, who is employed on a full time basis.  Mr. Friedman’s employment contract with the Company expired on October 31, 2010 and as of February 10, 2012, had not yet been renewed.

We anticipate retaining additional sales and marketing (employees or consultants) and clerical personnel within the next 12 months, if and when our financial resources permit.

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

Directors’ Compensation

During the year ended October 31, 2011, each director received compensation for their services in the form of $24,000; all of which was accrued and none of it was paid in the form of cash.  On March 4, 2011, in lieu of the payment of accrued director fees, the Parent Company issued 100,000 shares of Series A Preferred Stock to each of Michael Friedman, Jay Odintz and Dominick Cingari as a fee for their service on the Parent Company’s Board of Directors.  Such shares of Series A Preferred Stock have been converted into an aggregate of 30,000,000 shares of the Parent Company’s common stock.

The following table provides information concerning the compensation of our directors for the year ended October 31, 2011.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Michael J. Friedman	$24,000(1)	-	$-	$ -	$ -	$-	$-
Dominick M. Cingari	$24,000(1)	-	-	-	-	-	-
Jay Odintz	$24,000(1)	-	-	-	-	-	-

(1)On March 4, 2011, in lieu of the payment of accrued director feees, the Parent Company issued 100,000 shares of Series A Preferred Stock to each of Michael Friedman, Jay Odintz and Dominick Cingari as a fee for their service on the Parent Company’s Board of Directors.

Indebtedness to Management

As of October 31, 2011, the CEO of the Company has an accrued and unpaid salary of $90,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of February 9, 2012 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of our common stock (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common Stock	Michael Friedman (3)	43,594,707	7.57%
Common Stock	Dominick Cingari (4)	11,350,000	1.97%
Common Stock	Jay Odintz (5)	11,100,000	1.93%
	All executive officers and directors as a group (three people)	66,044,707	11.48%

Common Stock	Take and Bake 1014 North Pines Road, Suite 202, Spokane, Washington 99206	30,000,000	5.21%

(1) Applicable percentage of ownership is based on 575,536,907 shares of common stock outstanding as of February 9, 2012 together with securities exercisable or convertible into shares of common stock within 60 days of February 9, 2012 for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 9, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Unless otherwise indicated, the shareholder’s address is c/o Fresh Harvest Products, Inc., 280 Madison Avenue, Suite 1005, New York, New York 10016.

(3) Mr. Friedman is the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Parent Company.

(4) Member of the Parent Company’s Board of Directors.

(5) Member of the Parent Company’s Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

On October 5, 2005, Salvatore Cingari, the father of Dominick Cingari (a member of the Company’s Board of Directors) acquired a convertible note from the Company in the original principal amount of $30,000.  The note had an annual interest rate of 10% and a maturity date of April 1, 2007.  The note was convertible into shares of common stock at any time at the option of the lender or the Company at a conversion price of $0.50 per share.  During the fiscal year ended October 31, 2011, the Parent Company entered into a letter agreeent with Mr. Cingari pursuant to which an aggregate of $49,493 (the largest aggregate amount of principal and accrued interest outstanding during the fiscal year ended October 31, 2011) then owing under the note was converted into 8,998,727 shares of common stock.  As of October 31, 2011, no further amount was owed under this note.

On February 11, 2008, Arthur Friedman, the father of the Company’s President and Chief Executive Officer, acquired a convertible note from the Company in the original principal amount of $692,028 and with a maturity date of February 10, 2010.  As of November 2, 2009, the Company owed Arthur Friedman $666,077 pursuant to this note (which is the greatest amount owed to Mr. Friedman under the note during the fiscal year ended October 31, 2010).  Arthur Friedman subsequently assigned $442,028 of this note to Marcia Roberts, the mother of the Company’s President and Chief Executive Officer, which amount is no longer outstanding.  The balance of the note, except for the remaining accrued interest, was converted into shares of the Company’s common stock.  On April 16, 2010, Arthur Friedman acquired a convertible demand note with an original principal balance of $26,000 and an annual interest rate of 5%.  The note was convertible into shares of common stock based on a conversion rate equal to the lower of $0.01 per share or a 20% discount to the weighted average five day closing bid price following written notification of conversion.  As of October 31, 2010, the Company also owed Arthur Friedman $64,212 with respect to certain expenses paid by Mr. Friedman on behalf of the Parent Company.  During the fiscal year ended October 31, 2011, the Parent Company entered into a letter agreement with Arthur Friedman pursuant to which the Parent Company and Arthur Friedman agreed that an aggregate of $125,426.12 of debt (the largest aggregate amount of principal and accrued interest outstanding during the fiscal year ended October 31, 2011) owed by the Parent Company to Arthur Friedman would be converted into an aggregate of 180,210 shares of Series A Preferred Stock, which shares of Series A Preferred Stock were subsequently converted into 18,021,000 shares of common stock.  As of October 31, 2011, $6,237 was owed to Arthur Friedman.

On October 19, 2010, Marcia Roberts, the mother of the Company’s President and Chief Executive Officer, acquired a convertible note from the Company in the original principal amount of $36,000 and with an annual interest rate of 10% and a maturity date of October 18, 2012.  The note was convertible into shares of common stock based on a conversion rate equal to the lesser of $0.01 per common share or a 20% discount of the average of the closing bid prices of the Company’s common stock during the five trading days prior to the conversion date.  On October 7, 2010, Marcia Roberts acquired a convertible note from the Company in the original principal amount of $20,000 and with an annual interest rate of 10% and a maturity date of October 6, 2012.  The note was convertible into shares of common stock based on a rate equal to the lesser of $0.01 per share or a 20% discount of the average of the closing bid prices of the Company’s common stock during the five trading days prior to the conversion date.

Parent Company entered into letter agreements with Marcia Roberts pursuant to which the Parent Company and Marcia Roberts agreed that an aggregate of $56,000 of debt (the largest aggregate amount of principal and accrued interest outstanding during the fiscal year ended October 31, 2011) owed by the Parent Company to Marcia Roberts would be converted into an aggregate of 80,460 shares of Series A Preferred Stock, which shares of Series A Preferred Stock were subsequently converted into 8,046,000 shares of common stock.  As of October 31, 2011, no further amount was owed to Marcia Roberts.

On March 4, 2011, the Parent Company entered into a letter agreement with Michael J. Friedman, the Parent Company’s President and Chief Executive Officer, pursuant to which the Parent Company and Mr. Friedman agreed that an aggregate of $228,008 of accrued but unpaid compensation would be converted into 268,244 shares of Series A Preferred Stock.  Such shares of Series A Preferred Stock have been converted into 26,824,400 shares of the Parent Company’s common stock.

On March 4, 2011, the Parent Company issued 100,000 shares of Series A Preferred Stock to each of Michael Friedman, Jay Odintz and Dominick Cingari as a fee for their service on the Parent Company’s Board of Directors.  Such shares of Series A Preferred Stock have been converted into an aggregate of 30,000,000 shares of the Parent Company’s common stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2011	$-	Accell Audit & Compliance P.A.
	$13,058	Santora CPA Group
	$-	Conner & Associates, PC
2010	$70,500	Conner & Associates, PC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$-	Accell Audit & Compliance P.A.
	13,058	Santora CPA Group
	-	Conner & Associates, PC
2010	$-	Conner & Associates, PC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2011	$12,500	Conner & Associates, PC
2010	$-	Conner & Associates, PC

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$-	Conner & Associates, PC
2010	$-	Conner & Associates, PC.

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

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s Form 10SB filed with the SEC on June 29, 2005)

3.2	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to the Company’s Form 10SB filed with the SEC on June 29, 2005)

3.3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to the Company’s Current Report on Form 8 K filed with the SEC on January 27, 2006)

3.4	Bylaws (Incorporated by reference to the Company’s Form 10SB filed with the SEC on June 29, 2005)

3.5	Certificate of Designations of Series A Convertible Preferred Stock (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 9, 2011)

10.1	La Rocco Security Agreement dated September 15, 2004 (Incorporated by reference to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended October 31, 2010)

10.2	Form of the Asset Purchase Agreement as Executed (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2009)

10.3	Form of the Brokerage Agreement as Executed (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2009)

10.4	Form of the Consulting Agreement as Executed (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2009)

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

10.33

Settlement Agreement and Release dated May 4, 2011 among Fresh Harvest Products, Inc., a New Jersey corporation, Fresh Harvest Products, Inc., a New York corporation, A.C. LaRocco, Inc., a Delaware corporation, Take and Bake, Inc., a Washington corporation, Clarence Scott and Karen Leffler (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2011)

10.34

Settlement Agreement and Release dated December 2, 2011 among Fresh Harvest Products, Inc. and Arthur Anderson. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2011)

14.1	Code of Ethics (Incorporated by reference to the Company’s Form SB-2 filed with the SEC on May 12, 2006)

31.1

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2011.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Office and Principal Financial Officer).

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2011 formatted in Extensible Business Reporting Language (XBRL):

(i)   the Consolidated Balance Sheets,

(ii)  the Consolidated Statements of Operations,

(iii) the Consolidated Statements of Deficiency of Assets

(iv) the Consolidated Statements of Cash Flows and

(v)   related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 14, 2012

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

February 14, 2012

/s/ Jay Odintz

Jay Odintz – Director.

February 14, 2012

/s/ Dominick M. Cingari

Dominick M. Cingari – Director.

February 14, 2012