Form 10-Q
period 2012-01-31
Fresh Harvest Products, Inc.
filed 2012-03-21
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes  ☒   No

As of March 20, 2012, the registrant had 613,031,147 shares of common stock outstanding.

FORWARD LOOKING STATEMENTS.

Unless stated otherwise or the context otherwise requires, the words “we,” “us,” “our,” the “Company” or “Fresh Harvest” in this Quarterly Report on Form 10-Q collectively refers to Fresh Harvest Products, Inc., a New Jersey corporation (the “Parent Company”), and its subsidiaries. The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” relating to the Company. These “forward looking statements” represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” or the negative or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements by their nature involve substantial risks and uncertainties, such as our ability to obtain additional working capital, the affect of general economic and business conditions, our ability to implement our business and acquisition strategy, our ability to effectively integrate our acquisitions, competition, availability of key personnel, changes in, or the failure to comply with government regulations, and other risks detailed from time-to-time in the Company’s reports filed with the Securities and Exchange Commission, including in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

4

Item 1.  Financial Statements

4

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

19

Item 3. Quantitative and Qualitative Disclosures about Market Risk

24

Item 4. Controls and Procedures

24

PART II - OTHER INFORMATION

25

Item 1. Legal Proceedings.

25

Item 1A. Risk Factors.

25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 3. Defaults Upon Senior Securities.

30

Item 4. Mine Safety Disclosures

30

Item 5. Other Information.

30

Item 6. Exhibits.

31

SIGNATURES

32

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	As of	As of
	January 31, 2012	October 31, 2011
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$942	$-
Accounts receivable, net	69,805	76,109
Inventory	11,524	7,385
Total current assets	82,271	83,494

Fixed assets
Equipment, net	1,328	2,544

Total assets	$83,599	$86,038

LIABILTIES AND DEFICIENCY IN ASSETS
Current liabilities
Accounts payable and accrued expenses	$1,380,176	$1,658,735
Accrued expenses, related parties, current	10,165	6,237
Notes payable, current	813,060	815,998
Total current liabilities	2,103,401	2,480,970

Long-term liabilities
Long-term debt, related parties, net of current portion	-	-
Long-term debt, net of current portion	-	-
Total long-term liabilities	-	-

Total liabilities	2,103,401	2,480,970

Commitments and Contingencies	-	-

Deficiency in assets
Common stock - $0.0001 par value, 575,536,907 and 506,885,209
shares outstanding, respectively; 2,000,000,000 authorized	57,554	50,689
Convertible preferred stock - $0.0001 par value, 0 shares outstanding; 5,000,000 authorized	-	-
Additional paid in capital	5,708,951	5,207,208
Accumulated deficit	(7,786,307)	(7,652,829)
Total deficiency in assets	(2,019,802)	(2,394,932)

Total liabilities and deficiency in assets	$83,599	$86,038

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the	For the
	three months ended	three months ended
	January 31, 2012	January 31, 2011
	(Unaudited)	(Unaudited)

Revenue	$187,323	$201,493
Returns and allowances	(48,086)	(20,408)
Revenue, net	139,237	181,085

Cost of goods sold	127,949	107,691

Gross profit	11,288	73,394

Operating expenses
Salaries and wages	36,000	60,000
Sales and marketing	91,936	68,177
Legal and professional fees	33,250	69,004
General and administrative	134,130	134,072
Total operating expenses	295,316	331,253

Loss from operations	(284,028)	(257,859)

Other income (expense)
Interest expense	(21,597)	(28,116)
Loss on disposal of assets	-	(1,823)
Income from forgiveness of debt	172,146	-
Total other income (expenses)	150,550	(29,939)

Loss before provision for income taxes	(133,478)	(287,798)

Provision for income taxes	-	-

Net loss	$(133,478)	$(287,798)

Basic and diluted loss per common share	$(0.000)	$(0.001)

Weighted average common shares outstanding (basic and diluted)	575,536,907	200,000,000

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the	For the
	three months ended	three months ended
	January 31, 2012	January 31, 2011
Cash flows from operating activities	(Unaudited)	(Unaudited)
Net loss	$(133,478)	$(287,798)
Adjustments to reconcile net loss to cash flows
from operating activities:
Depreciation	1,216	1,632
Change in assets and liabilities:
Accounts receivable, net	6,304	54,572
Inventory	(4,139)	7,439
Accounts payable and accrued expenses	(22,296)	198,721
Cash flows from operating activities	(152,393)	(25,434)

Cash flows from financing activities
Repayments of long-term debt	-	(9,988)
Proceeds from advances from related parties	3,928	3,000
Proceeds from issuance of loans payable	149,407	20,000
Cash flows from financing activities	153,335	13,012

Change in cash	942	(12,422)

Cash and cash equivalents, beginning of period	-	16,711

Cash and cash equivalents, end of period	$942	$4,289

Supplemental disclosure on non-cash transactions
Stock issued in settlement of accounts payable and accrued expenses	$256,263	$-
Stock issued in settlement of notes payable	$152,345	$-

See accompanying notes to unaudited consolidated financial statements.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

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

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future.  As of January 31, 2012, the Company has limited cash available for operations and has an accumulated deficit of $7,845,916. Management believes that cash on hand as of January 31, 2012 is not sufficient to fund operations for the next year.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has limited revenue and without realization of additional capital, it would be highly unlikely for the Company to continue as a going concern.

Special Meeting and Shareholder Meeting

Certificate of Amendment

As approved by a special meeting of shareholders, on September 6, 2011, the Parent Company filed, with the Secretary of State of the State of New Jersey, a Certificate of Amendment to the Parent Company’s Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock to 2,000,000,000 shares.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

Settlement Agreements

On December 2, 2011, the Parent Company, New York FHP, and a certain creditor of the Company entered into a Settlement Agreement and Release (the “Second Settlement Agreement”), which was effective on December 9, 2011.

The terms of the Second Settlement Agreement include, among others:

(i)

The Parent Company shall issue 2,500,000 shares of common stock to the Settler, which shares have been issued;

(ii)

Prior to the effective date of the Second Settlement Agreement, Fresh Harvest would pay to Settler an aggregate $5,000, which amount as been paid;

(iii)

each of the Settler, the Company acknowledged and agreed that upon receipt of the share and payment by the Parent Company all amounts owed by Fresh Harvest to the Settler in connection with the Settler’s employment agreement or any other dispute with Fresh Harvest or otherwise shall be deemed satisfied and paid in full.

The Second Settlement Agreement also provides for a mutual release of claims by the parties.

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

January 31, 2012

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

Reclassifications

These consolidated financial statements include reclassification adjustments as of October 31, 2010 to the accrued expenses, salaries and wages payable, interest, accrued payroll taxes, and notes payable for comparison purposes only.  These amounts have been reclassified on the balance sheet of the Company to accounts payable and notes payable, accordingly.  These reclassifications did not have any effect on the reported net loss for the quarter ended January 31, 2012 or the year ended October 31, 2011.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of January 31, 2012.

As of January 31, 2012, the bank account located in Spokane, Washington that the Parent Company was using (and [no] longer uses) for the operations of the New A.C. LaRocco is in the name of Take and Bake, Inc. dba AC LaRocco Pizza.

As of January 31, 2012 and October 31, 2011, the Company’s cash balances were $942 and zero, respectively.

Net Loss Per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

The weighted-average number of common shares outstanding for computing basic EPS for the three months ended January 31, 2012 and 2011 were 622,786,854 and 200,000,000 respectively.

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

For the quarter ended January 31, 2012, the Company earned revenue from three customers which represented approximately 83.71% of total revenue and at January 31, 2012, three customers had accounts receivable balances representing 78.14% of the gross accounts receivable balance.

Accounts Receivable

The Company performs ongoing credit evaluations on existing and new customers daily. When it is determined that an amount included in accounts receivable is uncollectible it is written off as uncollectible.

As of January 31, 2012 and October 31, 2011, the allowance for doubtful accounts was $69,805 and $76,109, respectively.

Inventory

Inventory is valued at the lower of actual cost or market, utilizing the first-in, first-out method.  The Company provides write-downs for finished goods expected to become non-saleable due to age and specifically identifies and provides for slow moving products and packaging.

As of January 31, 2012 and October 31, 2011, the Company’s obsolete inventory was $11,524 and $7,385, respectively.

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

For the three months ended January 31, 2012 and 2011, depreciation expense was $1,216 and $1,632, respectively.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the three months ended January 31, 2012 and 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

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

For the three months ended January 31, 2012 and 2011, the Company recognized $342,459 and $0 in stock issued for services.  The stock was valued at the closing price on the date issued less a 20% discount.

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

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of this filing; the date the consolidated financial statements were available for issue.

NOTE 3.  ACCOUNTS PAYABLE

As of January 31, 2012 and October 31, 2011, the accounts payable was as follows:

	January 31, 2012	October 31, 2011
Account payable - trade	$903,784	$1,234,765
Accrued salaries and wages	231,936	195,936
Accrued payroll taxes/penalties and interest	244,456	228,034
Total	$1,380,176	$1,658,735

NOTE 4.  NOTES PAYABLE - RELATED PARTIES

As of January 31, 2012 and January 31, 2011, the notes payable – related parties were as follows:

	January 31, 2012	October 31, 2011

Convertible note for expenses paid on behalf of the Parent Company during the Quarter Ended January 26, 2012 dated January 26, 2012 with an original principal balance of $10,165 and an annual interest rate of 10% and a maturity date of July 26, 2012. The note has an interest rate of 10%. The note is convertible into common shares at any time at the option of the lender at a price of $0.0011 per share.	10,165	-

Total	$10,165	$-
Less: long-term portion	-	-
Total notes payable - related parties, current	$10,165	$-

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

NOTE 5.  NOTES PAYABLE

As of January 31, 2012 and October 31, 2011, the notes payable were as follows:

		January 31, 2012	October 31, 2011
Convertible note dated October 1, 2005 with an original principal balance of $15,000 with a maturity date of April 1, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share.	(1)	25,652	25,022
Convertible note dated June 14, 2007 with an original principal balance of $15,000 with a maturity date of June 14, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 25% discount of the market price of the Company's common shares		22,966	22,401
Convertible note dated April 17, 2007 with an original principal balance of $20,000 with a maturity date of April 17, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.45 per share of a 35% discount of the market price of the Company's common shares.		30,621	29,868
Convertible note dated September 19, 2006 with an original principal balance of $100,000 with a maturity date of September 19, 2008; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company.		119,670	116,150
Convertible note dated February 26, 2007 with an original principal balance of $30,000 with a maturity date of February 26, 2009; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 35% discount of the market price of the Company's common shares.		47,678	46,276
Convertible note dated December 23, 2006 with an original principal balance of $18,000 with a maturity date of December 23, 2008; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.95 per share.		28,580	27,877
Convertible note dated April 17, 2007 with an original principal balance of $15,000 with a maturity date of April 17, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.45 per share or a 35% discount of the market price of the Company's common shares.		22,966	22,401
Convertible note dated January 29, 2007 with an original principal balance of $15,000 with a maturity date of January 29, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.95 per share.		23,817	23,231
Convertible note dated November 30, 2006 with an original principal balance of $50,000 with a maturity date of November 30, 2008; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.85 per share.		79,367	77,415
Convertible note dated August 31, 2009 with an original principal balance of $15,000 with a maturity date of August 31, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares.	(1)	9,431	9,199
Convertible note dated August 26, 2009 with an original principal balance of $20,000 with a maturity date of August 26, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares.	(1)	26,868	26,078
Convertible note dated August 26, 2009 with an original principal balance of $20,000 with a maturity date of August 26, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares. The lender received 500,000 shares of restricted common stock of the Company.	(1)	26,868	26,078
Unreimbursed advances in June and July 2009 with an original amount of $4,000. There are no formal note agreements. The Company is accruing interest at an annual interest at a rate of 10%.		5,203	5,077
Convertible note dated September 17, 2010 with an original principal balance of $10,000 with a maturity date of September 17, 2011; annual interest at a rate of 8%. The note is convertible into common shares at any time at the option of the lender or the Company at a 50% discount of the average previous 10 days of the market price of the Company's common shares.		11,164	10,943

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

		January 31, 2012	October 31, 2011
Note payable dated July 6, 2007 with an original principal balance of $218,357 and a principal balance on March 2, 2010 of $129,385 with a maturity date of August 26, 2012; annual interest at a rate of 6% and no conversion pricing.	(1)	34,810	47,490
Convertible note dated December 3, 2010 with an original principal balance of $20,000; maturity date of December 2, 2012; annual interest rate of 10%. The note is convertible into common shares at any time at the option of lender or the Company at a 20% discount to the average closing price on the previous five trading days, not including the conversion date.		22,402	21,851
Convertible note dated February 11, 2011 with an original principal balance of $100,000; maturity date of August 10, 2011; annual interest rate of 12%. The principal amount of the note and accrued and unpaid interest is automatically convertible into common shares of the Company upon the due date at $0.005 per share, subject to adjustments.		765	109,151
Convertible note dated May 23, 2011 with an original principal balance of $7,500; maturity date of November 19, 2011; annual interest rate of 12%. The note is convertible into common shares at the maturity date of the Note at $0.005 per share.		-	7,917
Convertible note dated May 23, 2011 with an original principal balance of $7,500; maturity date of November 19, 2011; annual interest rate of 12%. The note is convertible into common shares at the maturity date of the Note at $0.005 per share.		-	7,917
Convertible note dated August 10, 2011 with an original principal balance of $30,000; maturity date of February 10, 2012; annual interest rate of 12%. The note will convert into common shares at the maturity date of the Note at $0.005 per share.		31,782	30,848
Convertible note dated August 10, 2011 with an original principal balance of $10,000; maturity date of February 10, 2012; annual interest rate of 12%. The note will convert into common shares at the maturity date of the Note at $0.005 per share.		10,594	10,283
Convertible note dated October 11, 2011 with an original principal balance of $30,000; maturity date of April 11, 2012; annual interest rate of 12%. The note is convertible into common shares at the maturity date of the Note at $0.0039 per share.		2,593	2,517
Convertible note dated October 18, 2011 with an original principal balance of $1,907; maturity date of April 18, 2012; annual interest rate of 12%. The note is convertible into common shares at the maturity date of the Note at $0.005 per share.		7,090	1,907
Convertible note dated August 25, 2011 with an original principal balance of $108,101.35; maturity date is January 25, 2012; annual interest rate is 10%. The note is convertible into common shares at the maturity date of the Note at $0.01 per share.		72,766	108,101
Convertible note dated December 5, 2011 with an original principal balance of $43,300; maturity date is June 5, 2012; annual interest rate is 10%. The note is convertible into common shares at the maturity date of the Note at $0.01 per share.		43,676	-
Convertible note dated January 19,2012 with an original principal balance of $40,000; maturity date is July 19, 2012; annual interest rate is 10%. The note is convertible into common shares at the maturity date of the Note at $0.01 per share.		40,133	-
Convertible note dated January 26, 2012 with an original principal balance of $65,594.76; maturity date is July 26, 2012; annual interest rate is 10%. The note is convertible into common shares at the maturity date of the Note at $0.01 per share.		65,598

Total		813,060	815,998

Less: long - term portion		-	-

Total notes payable, current		$813,060	$815,998

(1) As of January 31, 2012 and October 31, 2011, the CEO of the Parent Company has personally guaranteed $123,629 and $133,867, respectively of the outstanding notes payable.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

NOTE 6.

STOCKHOLDERS’ EQUITY

Common Stock

As of January 31, 2012 the Parent Company had authorized 2,000,000,000 and issued 575,536,907 shares of Common Stock at par value of $0.0001 per share and at October 31, 2011, the Parent Company had authorized 2,000,000,000 and issued 506,889,209 shares of Common Stock at par value of $0.0001 per share.

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

Conversion

Each share of Series A Preferred Stock is generally convertible (subject to an increase in the number of shares of the Parent Company’s authorized common stock (the “Conversion Amendment”) into 100 shares of the Parent Company’s common stock (the “Conversion Rate”).

Subject to the prior increase in the number of the Parent Company’s authorized shares of common stock, each share of Series A Preferred Stock would automatically be converted into shares of common stock at the then effective Conversion Rate for such share immediately upon the election of the Parent Company.  On September 6, 2011, the authorized number of shares of the Parent Company’s common stock was increased to 2,000,000,000 shares and the Parent Company has elected to cause the conversion of outstanding shares of Series A Preferred Stock into shares of common stock.  As a result, 2,350,003 shares of Series A Convertible Preferred Stock converted into an aggregate of 235,000,300 shares of common stock

Liquidation

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

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

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

Other Issuances

In addition to the issuances described above, during the quarter year ended January 31, 2012, the Parent Company entered into agreements with certain creditors and consultants of the Parent Company to convert an aggregate of $408,608 owed by the Company to such persons into an aggregate of 68,651,698 shares of the Company’s common stock.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

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

The Company has approximately $1,950,000 in gross deferred tax assets at January 31, 2012, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of January 31, 2012.

As of January 31, 2012, the Company has federal net operating loss carry forwards of approximately $5,000,000 available to offset future taxable income through 2031.

As of January 31 2012, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

Based on management’s review of the Company’s tax position, the Parent Company and subsidiaries had no significant unrecognized corporate tax liabilities as of January 31, 2012 payable to the Internal Revenue Service due to the net operating loss carry-forward; however, the Company had yet to file its 2005 through 2009 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 8.

UNPAID PAYROLL TAXES

As of January 31, 2012, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of January 31, 2012 was approximately $244,000 subject to further penalties and interest plus accruals on unpaid wages for a total of $300,000.  The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York.

As of January 31, 2012, the New A.C. LaRocco had not filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington in an approximate amount of $35,000 including estimated penalties and interest for non-filing and non-payment.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

NOTE 9.

OPERATING LEASES

Rent

As of January 31, 2012, the Parent Company maintains its office New York, New York.  There is no written office lease, however, the rent is approximately $1,050 per month for our current office location located in New York.  The Company maintains a limited amount of office equipment and does not lease any vehicles.  For the years ended January 31, 2012 and 2011, rent expense was $ 17,346 and $38,340, respectively.

NOTE  10.

THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Issued Accounting Pronouncements

As of and for the quarter ended January 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 11.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

For the quarters ended January 31, 2012 and 2011, the Company reported a net loss of $133,478 and $287,798, respectively.

As of January 31, 2012, the Company maintained total assets of $83,599, total liabilities including long-term debt of $2,103,401 along with an accumulated deficit of $7,845,916.

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

NOTE 12.

SUBSEQUENT EVENTS

As of the date of filing of these financial statements, there were no subsequent events that were required to be recorded or disclosed in the accompanying financial statements for the quarter ended January 31, 2012.

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

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future.  As of January 31, 2012, the Company has limited cash available for operations and has an accumulated deficit of $7,845,916. Management believes that cash on hand as of January 31, 2012 is not sufficient to fund operations through October 31, 2012.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has limited revenue and without realization of additional capital, it would be highly unlikely for the Company to continue as a going concern.

Results of Operations for the Three Months Ended January 31, 2011 and January 31, 2010

For the three months ended January 31, 2011, we recorded net revenues of $139,237 versus $181,085 for a decrease of $41,848 or 23.11% over the three months ended January 31, 2012. The Company believes that the decrease is primarily due to the cyclical nature of the revenues of the New AC LaRocco and that Wings of Nature did not sell any of it products.

For the three months ended January 31, 2012, gross profit was $11,288 versus $73,394 for a decrease of $62,106 or 84.62% over the three months ended January 31, 2011.  The decrease is primarily due to increase in product costs of the New AC LaRocco.

For the three months ended January 31, 2012, gross profit in percentages was 8.11% versus 40.53% over the three months ended January 31, 2011.  The change in gross profit is primarily due to an increase in commodity pricing for our natural and organic pizza sold under the brand name of AC LaRocco.

For the three months ended January 31, 2012, the loss from operations increased to $284,028 from $257,859 or 10.15% over the three months ended January 31, 2011.  The increase is primarily due to increase in general and administrative expenses.

For the three months ended January 31, 2012, interest expense on our convertible notes payable decreased to $16,411 from $28,116, or 41.63% over the three months ended January 31, 2011.  This decrease is primarily due to the decrease in notes payable.

For the three months ended January 31, 2012, we realized a net loss of $133,478 as compared to a net loss of $287,798 for the three months ended January 31, 2011.  The decrease of $154,320 is primarily due to transactions related to income from forgiveness of debt.

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

As of January 31, 2012, we had current assets of $83,599 including $942 cash, inventory of $11,524 and net accounts receivable of $69,805.  We had fixed assets with a net book value of $1,328 and we had total liabilities of $2,103,401.

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

The food producer of our natural and organic pizza line under the brand name of AC LaRocco has a lock box agreement on the cash collected from accounts receivable.  After they are paid for their invoices and the monthly payment requirement on the outstanding note payable owed to them, we receive the balance of the cash collections.  This will continue until we are able to satisfy the balance of the note and negotiate an alternative acceptable payment arrangement with them.

Since March 2, 2010 through January 31, 2012, the food producer of our natural and organic pizza line has been paid approximately $80,000 of principal on the note payable we assumed in the Asset Acquisition.

	For the Three months ended
	January 31, 2012	January 31, 2011
Net cash from operating activities	$(152,393)	$(25,434)
Net cash from investing activities	$-	$-
Net cash from financing activities	$153,335	$13,012
Net change in cash and cash equivalents	$942	$(12,422)
Cash and cash equivalents, beginning of period	$-	$16,711
Cash and cash equivalents, end of period	$942	$4,289

As of January 31, 2012, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of January 31, 2012, was approximately $244,000, subject to further penalties and interest plus accruals on unpaid wages for a total of $300,000. The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York.

As of January 31, 2012, the New A.C. LaRocco had not filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington in an approximate amount of $35,000 including estimated penalties and interest for non-filing and non-payment.

Material Agreements

Settlement Agreements

On December 2, 2011, the Parent Company, New York FHP, and a certain creditor of the Company entered into a Settlement Agreement and Release (the “Second Settlement Agreement”), which was effective on December 9, 2011.

The terms of the Second Settlement Agreement include, among others:

(i)

The Parent Company shall issue 2,500,000 shares of common stock to the Settler, which shares have been issued;

(ii)

Prior to the effective date of the Second Settlement Agreement, Fresh Harvest would pay to Settler an aggregate $5,000, which amount as been paid;

(iii)

each of the Settler, the Company acknowledged and agreed that upon receipt of the share and payment by the Parent Company all amounts owed by Fresh Harvest to the Settler in connection with the Settler’s employment agreement or any other dispute with Fresh Harvest or otherwise shall be deemed satisfied and paid in full.

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

Conversion

Each share of Series A Preferred Stock is generally convertible (subject to an increase in the number of shares of the Parent Company’s authorized common stock (the “Conversion Amendment”) into 100 shares of the Parent Company’s common stock (the “Conversion Rate”).

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

Other Issuances

In addition to the issuances described above, during the quarter year ended January 31, 2012, the Parent Company entered into agreements with certain creditors and consultants of the Parent Company to convert an aggregate of $290,500 owed by the Company to such persons into an aggregate of 72,804,770 shares of the Company’s common stock.

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

Principal Commitments

As of January 31, 2011, we did not have any material commitments that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Our interim unaudited condensed consolidated financial statements as of January 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods covered.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of January 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Material Weakness in Internal Controls Over Financial Reporting

As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2011, the Company’s management has identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that the Company’s internal control over financial reporting had the following deficiency:

●

We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer. This control deficiency did result in adjustments to our 2011 and 2010 interim and annual financial statements.  Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To date, we have not generated significant revenues.  Our net losses for the quarter ended January 31, 2012 and the year ended October 31, 2011 were $133,478 and $1,047,113 respectively.  As of January 31, 2012, we realized an accumulated deficit of $7,845,916 and we had little cash on hand.  Our revenues have not been sufficient to sustain our operations and we expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  As such, we expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations or otherwise respond to competitive pressures may be significantly impaired.

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

Accrued and Unpaid Payroll Taxes

As of January 31, 2012, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of January 31, 2012, was approximately $244,000 subject to further penalties and interest plus accruals on unpaid wages for a total of approximately $300,000.

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York.

As of January 31, 2012, the New A.C. LaRocco had filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington of approximately $35,000 including estimated penalties and interest for non-filing and non-payment.  The New A.C. LaRocco has filed all of the 2011 quarterly unemployment reports and has not made the requisite tax payments to the State of Washington.

As of January 31, 2012, New A.C. LaRocco continued to have unpaid payroll taxes payable to the Internal Revenue Service. As of January 31, 2012, the New A.C. LaRocco does not have any payroll as all employees have been terminated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended January 31, 2012, the Company (i) sold promissory notes convertible into shares of its common stock in the principal amount of $15,000 to certain investors, such promissory notes have an annual interest rate of 12%, are convertible at a price of $0.005 per share, and have a maturity date of November 19, 2011; and (ii) on May 4, 2011, the Parent Company issued 60,000 shares of Series A Preferred Stock to a consultant for consulting services rendered on behalf of the Company.

The exemption from registration for the issuance of such promissory notes was based on Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

See the disclosure under Notes Nos. 4 and 5 to the Company's interim unaudited condensed consolidated financial statements with respect to the Company's past due loans.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Changes in Registrant’s Certifying Accountant.

Dismissal of Santora CPA Group

On December 29, 2011, the Fresh Harvest Products, Inc. (“Fresh Harvest” or the “Company”) Board of Directors authorized the dismissal of its then independent registered public accounting firm, Santora CPA Group (“Santora”), who had originally been retained by the Company on February 24, 2011. The Company’s Board of Directors dismissed Santora because of the Company’s cost reduction efforts. Santora had not been engaged long enough to perform an audit or issue a report on the Company’s financial statements. The Company does not have an audit committee.

Representatives of the Company and Santora had a conversation on December 27, 2011 discussing the Company’s intention of dismissing Santora for its services.   On December 30, 2011, Santora furnished the Company with the letter attached hereto as Exhibit 16.1, a copy of which was sent to the Securities and Exchange Commission (“SEC”), stating the client-auditor relationship had ceased.  On January 4, 2012, the Company provided Santora with a copy of the disclosure contained in this Current Report on Form 8-K.

During the term of Santora’s engagement (from February 24, 2011 through December 30, 2011) and prior to the dismissal of Santora, there were no disagreements with Santora on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Santora would have caused it to make reference to the subject matter of the disagreements in connection with its report.

The SEC permits companies to issue condensed information in Quarterly Reports on Form 10-Q, which information must be reviewed by such company’s outside auditor. Since the information may be condensed, the SEC also allows the auditor to not issue a review report unless the company states in the filing that the information was reviewed by the outside auditor.  As the Company’s auditor, Santora had previously completed the necessary steps to issue reports with respect to the Company’s financial information for the first three fiscal quarters of the 2011 fiscal year, but did not issue such reports for the above described reason.  Santora has informed the Company, that if such reports had been issued, Santora would have expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company has requested that Santora furnish it with another letter, addressed to the Securities and Exchange Commission stating whether or not it agrees with the Company’s statements in this Item 4.01, and, if not, stating the respects in which it does not agree.

Appointment of Accell Audit & Compliance, PA

On December 28, 2011, the Company engaged Accell Audit & Compliance, PA (“Accell”), an independent registered public accounting firm, as the Company’s principal independent accountant with the approval of the Company’s Board of Directors.  The Company has not consulted with Accell Audit & Compliance, PA on any accounting issues prior to engaging them as the Company’s new auditors.

During the Company’s two most recent fiscal years and the interim period prior to December 28, 2011, neither the Company nor anyone on the Company’s behalf has consulted with Accell Audit & Compliance, PA regarding either:

1. The application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or;

2. Any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

Item 6. Exhibits.

Exhibit	Description
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

Date: March 20, 2012