Form 10-Q
period 2012-04-30
Fresh Harvest Products, Inc.
filed 2012-06-19
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012

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

As of June 17, 2012, the registrant had 1,068,943,779 shares of common stock outstanding.

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

4

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

26

Item 4.  Controls and Procedures

26

PART II - OTHER INFORMATION

27

Item 1.  Legal Proceedings.

27

Item 1A. Risk Factors.

27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

31

Item 3.  Defaults Upon Senior Securities.

31

Item 4.  Mine Safety Disclosure

31

Item 5.  Other Information.

32

Item 6.  Exhibits.

32

SIGNATURES

33

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	As of	As of
	April 30, 2012	October 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$23	$-
Accounts receivable, net	112,462	76,109
Inventory	74,803	7,385
Total current assets	187.288	86,038

Fixed assets
Equipment, net	113	2,544

Total assets	$187,401	86,038

LIABILTIES AND DEFICIENCY IN ASSETS
Current liabilities
Accounts payable and accrued expenses	$1,296,604	$1,664,972
Notes payable, related parties, current	20,475	-
Notes payable, current	678,986	815,998
Total current liabilities	1,996,065	2,480,970

Long-term liabilities
Total long-term liabilities	-	-
Total liabilities	1,996,065	2,480,970

Commitments and Contingencies	-	-

Deficiency in assets
Common stock - $0.0001 par value, 1,068,943,779 shares
outstanding; 2,000,000,000 shares authorized	104,395	50,689
Convertible Preferred Stock - $0.0001 par value, 0 shares outstanding; 5,000,000 authorized	-	-
Additional paid in capital	6,123,245	5,207,208
Accumulated deficit	(8,036,304)	(7,652,829)
Total deficiency in assets	(1,808,664)	(2,394,932)

Total liabilities and deficiency in assets	$187,401	$86,038
See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$ 234,031	$ 221,643	$ 421,354	$ 402,728
Returns and allowances	(44,045)	-	(92,131)	-
Revenue, net	189,986	221,643	329,223	402,728

Cost of goods sold	62,637	195,244	190,586	302,793

Gross profit	127,349	26,399	138,637	99,793

Operating expenses
Salaries and wages	36,000	36,000	72,000	96,000
Sales and marketing	150,355	78,064	242,291	146,241
Legal and professional fees	33,950	134,764	67,200	203,768
General and administrative	139,757	160,874	272,671	294,946
Total operating expenses	360,062	409,702	654,162	740,955

Income (loss) from operations	(232,713)	(383,303)	(515,525)	(641,162)

Other income (expense)
Interest expense	(18,534)	(19,214)	(40,130)	(47,330)
Loss on disposal of assets	-	-	-	(1,823)
Depreciation expense	(1,216)	-	(2,432)	-
Income from forgiveness of debt	62,075	-	234,221	-
Total other income (expenses)	42,325	(19,214)	191,717	(49,153)

Loss before provision for income taxes	(190,387)	(402,517)	(323,865)	(690,315)

Provision for income taxes	-	-	-	-

Net loss	$ (190,387)	$ (402,517)	$ (323,865)	$ (690,315)

Basic and diluted loss per common share	$ (0.000)	$ (0.002)	$ (0.000)	$ (0.003)

Weighted average common shares outstanding (basic and diluted)	828,517,229	200,000,000	724,521,655	200,000,000

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the	For the
	six months ended	six months ended
	April 30, 2012	April 30, 2011
Cash flows from operating activities
Net loss	$(323,865)	$(690,315)
Adjustments to reconcile net loss to cash flows
from operating activities:
Stock issued for services	378,714	-
Stock issued for conversion of debt	612,446	-
Depreciation and amortization	-	2,848
(Increase) Decrease in Assets:
Accounts receivable	(36,856)	78,489
Inventory	(34,127)	8,140
Increase (Decrease) in Liabilities:
Accounts payable	(445,283)	493,666
Accrued Interest Payable	25,222	-
Cash flows from operating activities	176,248	(107,172)

Cash flows from investing activities
Cash flows from investing activities	-	-

Cash flows from financing activities
Loan repayments	(359,672)	(24,987)
Proceeds from advances from related parties	17,179	-
Proceeds from issuance of loans payable	165,326	120,000
Cash flows from financing activities	(177,167)	95,013

Change in cash	(919)	(12,159)

Cash and cash equivalents, beginning of period	942	16,711

Cash and cash equivalents, end of period	$23	$4,552

See accompanying notes to unaudited consolidated financial statements.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

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

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future.  As of April 30, 2012, the Company has limited cash available for operations and has an accumulated deficit of $8,036,304. Management believes that cash on hand as of April 30, 2012 is not sufficient to fund operations for the next year.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

April 30, 2012

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

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

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

The Settlement Agreement also provides for a mutual release of claims by the parties.

Settlement Summary
Equipment returned to Seller	$ 6,062	(1)
Cash paid to Seller	23,000
Note payable to Seller relieved through issuance of Preferred Stock	(102,160)	(2)
Accrued expenses relieved	(10,797)
Preferred Stock - 150,000 shares of the Company (see Note 11)	180,000	(3)
Net cost of settlement	$ 96,105

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

Reclassifications

These consolidated financial statements include reclassification adjustments as of October 31, 2010 to the accrued expenses, salaries and wages payable, interest, accrued payroll taxes, and notes payable for comparison purposes only.  These amounts have been reclassified on the balance sheet of the Company to accounts payable and notes payable, accordingly.  These reclassifications did not have any effect on the reported net loss for the quarter ended April 30, 2012 or the year ended October 31, 2011.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of April 30, 2012.

As of April 30, 2012, the bank account located in Spokane, Washington that the Parent Company was using (and [no] longer uses) for the operations of the New A.C. LaRocco is in the name of Take and Bake, Inc. dba AC LaRocco Pizza.

As of April 30, 2012 and October 31, 2011, the Company’s cash balances were $23 and $942, respectively.

Net Loss Per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

The weighted-average number of common shares outstanding for computing basic EPS for the three months ended April 30, 2012 and 2011 were 1,068,943,779 and 200,000,000 respectively.

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

For the quarter ended April 30, 2012, the Company earned revenue from three customers which represented approximately 83.71% of total revenue and at April 30, 2012, three customers had accounts receivable balances representing 78.14% of the gross accounts receivable balance.

Accounts Receivable

The Company performs ongoing credit evaluations on existing and new customers daily. When it is determined that an amount included in accounts receivable is uncollectible it is written off as uncollectible.

As of April 30, 2012 and October 31, 2011, the allowance for doubtful accounts was $44,045 and $76,109, respectively.

Inventory

Inventory is valued at the lower of actual cost or market, utilizing the first-in, first-out method.  The Company provides write-downs for finished goods expected to become non-saleable due to age and specifically identifies and provides for slow moving products and packaging.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

As of April 30, 2012 and October 31, 2011, the Company’s obsolete inventory was $74,803 and $40,676, respectively.

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

For the three months ended April 30, 2012 and 2011, depreciation expense was $1,216 and $0, respectively.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the three months ended April 30, 2012 and 2011.

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

For the three months ended April 30, 2012 and 2011, the Company recognized a loss on the disposal of assets of $0 and $287,798 respectively.

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

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

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

For the three months ended April 30, 2012 and 2011, the Company recognized $378,714 and $0 in stock issued for services.  The stock was valued at the closing price on the date issued less a 20% discount.

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

NOTE 3.  ACCOUNTS PAYABLE

As of April 30, 2012 and October 31, 2011, the accounts payable was as follows:

	April 30, 2012	October 31, 2011
Account payable - trade	$784,212	$1,321,031
Accrued salaries and wages	267,936	195,936
Accrued payroll taxes/penalties and interest	244,456	228,034
Total	$1,296,604	$1,745,001

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

NOTE 4.  NOTES PAYABLE - RELATED PARTIES

As of April 30, 2012 and October 31, 2011, the notes payable – related parties were as follows:

	April 30, 2012	October 31, 2011

Convertible note for expenses paid on behalf of the Parent Company during the Quarter Ended April 30, 2012 dated April 30, 2012 with an original principal balance of $10,165 and an annual interest rate of 10% and various maturity date between July 26, 2012 and October 30, 2012. The note has an interest rate of 10%. The note is convertible into common shares at any time at the option of the lender at a 25% discount to the market price.	$20,475	$-

Total	$20,475	$-
Less: long-term portion	-	-
	-	-
Total notes payable - related parties, current	$20,475	$-

NOTE 5.  NOTES PAYABLE

As of January 31, 2012 and October 31, 2011, the notes payable were as follows:

		April 30,	October 31,
		2012	2011
Convertible note dated October 1, 2005 with an original principal balance of $15,000 with a maturity date of April 1, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share.	(1)	$26,314	$25,022
Convertible note dated September 19, 2006 with an original principal balance of $100,000 with a maturity date of September 19, 2008; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company.		-	116,150
Convertible note dated November 30, 2006 with an original principal balance of $50,000 with a maturity date of November 30, 2008; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.85 per share.		81,367	77,415
Convertible note dated December 23, 2006 with an original principal balance of $18,000 with a maturity date of December 23, 2008; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.95 per share.		29,300	27,877
Convertible note dated January 29, 2007 with an original principal balance of $15,000 with a maturity date of January 29, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.95 per share.		24,417	23,231
Convertible note dated February 26, 2007 with an original principal balance of $30,000 with a maturity date of February 26, 2009; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 35% discount of the market price of the Company's common shares.		49,155	46,276

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

		April 30,	October 31,
		2012	2011
Convertible note dated April 17, 2007 with an original principal balance of $20,000 with a maturity date of April 17, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.45 per share of a 35% discount of the market price of the Company's common shares.		31,411	29,868
Convertible note dated April 17, 2007 with an original principal balance of $15,000 with a maturity date of April 17, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.45 per share or a 35% discount of the market price of the Company's common shares.		23,545	22,401
Convertible note dated June 14, 2007 with an original principal balance of $15,000 with a maturity date of June 14, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 25% discount of the market price of the Company's common shares		22,967	22,401
Note payable dated July 6, 2007 with an original principal balance of $218,357 and a principal balance on March 2, 2010 of $129,385 with a maturity date of August 26, 2012; annual interest at a rate of 6% and no conversion pricing.		21,339	47,490
Unreimbursed advances in June and July 2009 with an original amount of $4,000. There are no formal note agreements. The Company is accruing interest at an annual interest at a rate of 10%.		5,334	5,077
Convertible note dated August 26, 2009 with an original principal balance of $20,000 with a maturity date of August 26, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares. The lender received 500,000 shares of restricted common stock of the Company.	(1)	27,683	26,078
Convertible note dated August 26, 2009 with an original principal balance of $20,000 with a maturity date of August 26, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares.	(1)	27,683	26,078
Convertible note dated August 31, 2009 with an original principal balance of $15,000 with a maturity date of August 31, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares.	(1)	9,669	9,199
Convertible note dated September 17, 2010 with an original principal balance of $10,000 with a maturity date of September 17, 2011; annual interest at a rate of 8%. The note is convertible into common shares at any time at the option of the lender or the Company at a 50% discount of the average previous 10 days of the market price of the Company's common shares.		-	10,943
Convertible note dated December 3, 2010 with an original principal balance of $20,000; maturity date of December 2, 2012; annual interest rate of 10%. The note is convertible into common shares at any time at the option of lender or the Company at a 20% discount to the average closing price on the previous five trading days, not including the conversion date.		23,558	21,851

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

	April 30,	October 31,
	2012	2011
Convertible note dated February 11, 2011 with an original principal balance of $100,000; maturity date of August 10, 2011; annual interest rate of 12%. The principal amount of the note and accrued and unpaid interest is automatically convertible into common shares of the Company upon the due date at $0.005 per share, subject to adjustments.	68,098	109,151
Convertible note dated May 23, 2011 with an original principal balance of $7,500; maturity date of November 19, 2011; annual interest rate of 12%. The note is convertible into common shares at the maturity date of the Note at $0.005 per share.	-	7,917
Convertible note dated May 23, 2011 with an original principal balance of $7,500; maturity date of November 19, 2011; annual interest rate of 12%. The note is convertible into common shares at the maturity date of the Note at $0.005 per share.	-	7,917
Convertible note dated August 10, 2011 with an original principal balance of $30,000; maturity date of February 10, 2012; annual interest rate of 12%. The note will convert into common shares at the maturity date of the Note at $0.005 per share.	-	30,848
Convertible note dated August 10, 2011 with an original principal balance of $10,000; maturity date of February 10, 2012; annual interest rate of 12%. The note will convert into common shares at the maturity date of the Note at $0.005 per share.	-	10,283
Convertible note dated August 25, 2011 with an original principal balance of $108,101.35; maturity date is January 25, 2012; annual interest rate is 10%. The note is convertible into common shares at the maturity date of the Note at $0.01 per share.	2,631	108,101
Convertible note dated October 11, 2011 with an original principal balance of $30,000; maturity date of April 11, 2012; annual interest rate of 12%. The note is convertible into common shares at the maturity date of the Note at $0.0039 per share.	2,671	2,517
Convertible note dated October 18, 2011 with an original principal balance of $1,907; maturity date of April 18, 2012; annual interest rate of 12%. The note is convertible into common shares at the maturity date of the Note at $0.005 per share.	7,345	1,907
Convertible note dated December 5, 2011 with an original principal balance of $43,300; maturity date is June 5, 2012; annual interest rate is 10%. The note is convertible into common shares at the maturity date of the Note at $0.01 per share.	63,886	-
Convertible note dated January 26, 2012 with an original principal balance of $65,594.76; maturity date is July 26, 2012; annual interest rate is 10%. The note will be converted into common shares at the maturity date of the Note at 25% discount to the market price per share..	29,171	-
Convertible note dated February 10, 2012 with an original principal balance of $25,000; maturity date is August 10, 2012; annual interest rate is 10%. The note will be converted into common shares at the maturity date of the Note at 30% discount to the market price per share.	25,560	-
Convertible note dated March 10, 2012 with an original principal balance of $25,000; maturity date is September 10, 2012; annual interest rate is 10%. The note will be converted into common shares at the maturity date of the Note at a 25% discount to the market price per share.	25,324	-
Convertible note dated March 15, 2012 with an original principal balance of $50,000; maturity date is September 15, 2012; annual interest rate is 10%. The note will be converted into common shares at the maturity date of the Note at a price of $0.002 price per share.	50,557
Total	678,985	815,998
Less: long - term portion	-	-
Total notes payable, current	$678,985	$815,998

(1) As of April 30, 2012 and October 31, 2011, the CEO of the Parent Company has personally guaranteed $88,819 and $133,868, respectively of the outstanding notes payable.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

NOTE 6.

STOCKHOLDERS’ EQUITY

Common Stock

As of April 30, 2012 the Parent Company had authorized 2,000,000,000 and issued 1,068,943,779 shares of Common Stock at par value of $0.0001 per share and at October 31, 2011, the Parent Company had authorized 2,000,000,000 and issued 506,889,209 shares of Common Stock at par value of $0.0001 per share.

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

April 30, 2012

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

April 30, 2012

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

The Company has approximately $1,950,000 in gross deferred tax assets at April 30, 2012, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of April 30, 2012.

As of April 30, 2012, the Company has federal net operating loss carry forwards of approximately $5,000,000 available to offset future taxable income through 2031.

As of April 30, 2012, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

Based on management’s review of the Company’s tax position, the Parent Company and subsidiaries had no significant unrecognized corporate tax liabilities as of April 30, 2012 payable to the Internal Revenue Service due to the net operating loss carry-forward; however, the Company had yet to file its 2005 through 2009 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 8.

UNPAID PAYROLL TAXES

As of April 30, 2012, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of April 30, 2012 was approximately $244,000 subject to further penalties and interest plus accruals on unpaid wages for a total of $300,000.  The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York.

As of April 30, 2012, the New A.C. LaRocco had not filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington in an approximate amount of $35,000 including estimated penalties and interest for non-filing and non-payment.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

NOTE 9.

OPERATING LEASES

Rent

As of April 30, 2012, the Parent Company maintains its office New York, New York.   There is no written office lease, however, the rent is approximately $1,050 per month for our current office location located in New York.  The Company maintains a limited amount of office equipment and does not lease any vehicles.  For the years ended October 31, 2011 and 2010, rent expense was $17,346 and $38,340, respectively.

NOTE  10.

THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Issued Accounting Pronouncements

As of and for the quarter ended April 30, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 11.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

For the quarters ended April 30, 2012 and 2011, the Company reported a net loss of $190,387 and $402,517, respectively.

As of April 30, 2012, the Company maintained total assets of $187,401, total liabilities including long-term debt of $1,996,065 along with an accumulated deficit of $8,036,304.

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

NOTE 12.

SUBSEQUENT EVENTS

As of the date of filing of these financial statements, there were no subsequent events that were required to be recorded or disclosed in the accompanying financial statements for the quarter ended April 30, 2012.

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

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future.  As of April 30, 2012, the Company has limited cash available for operations and has an accumulated deficit of $8,036,304. Management believes that cash on hand as of April 30, 2012 is not sufficient to fund operations through October 31, 2012.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has limited revenue and without realization of additional capital, it would be highly unlikely for the Company to continue as a going concern.

Results of Operations for the Three Months Ended April 30, 2012 and April 30, 2011

For the three months ended April 30, 2012, we recorded net revenues of $189,986, versus $221,643 for a decrease of $31,795 or 14.35% over the three months ended April 30, 2011. The Company believes that the decrease is primarily due to the cyclical nature of the revenues of the New AC LaRocco’s products.

For the three months ended April 30, 2012, cost of goods sold was $62,637 versus $221,643 for a decrease of $132,607 or 67.91% over the three months ended April 30, 2011.  The decrease in the cost of goods sold is primarily due to a decrease in returns and allowances, off-invoice promotions, manufacturer charge-backs, and freight and shipping related expenses.

For the three months ended April 30, 2012, gross profit was $127,349 versus $26,399 for an increase of $100,950 or 382.4% over the three months ended April 30, 2011.  The increase in gross profit is primarily due to a decrease in off-invoice promotions, manufacturer charge-backs, and freight and shipping related expenses.

For the three months ended April 30, 2012, gross profit in percentages was 67% versus 11.9% over the three months ended April 30, 2011.  The change in gross profit is primarily due to a decrease in off-invoice promotions and manufacturer charge-backs of our natural and organic pizza sold under the brand name of AC LaRocco.

For the three months ended April 30, 2012, operating expenses decreased to $360,062 from $409,702 or 12.11% over the three months ended April 30, 2011.  The decrease is primarily due to decrease in general and administrative, legal, and sales and marketing expenses.

For the three months ended April 30, 2012, interest expense on our convertible notes payable decreased to $18,534 from $19,214, or 3.87% over the three months ended April 30, 2011.  This decrease is primarily due to the decrease in notes payable.

For the three months ended April 30, 2012, we realized a net loss of $190,387 as compared to a net loss of $214,820 for the three months ended April 30,2011.  The decrease of $24,433 is primarily due to transactions related to decreases in expenses.

Results of Operations for the Six Months Ended April 30, 2012 and April 30, 2011

For the six months ended April 30, 2011, we recorded net revenues of $402,728 versus $329,223 for a decrease of $73,505 or 18.25% over the six months ended April 30, 2012. The Company believes that the decrease is primarily due to the cyclical nature of the revenues of the New AC LaRocco and that Wings of Nature did not sell any of it products.

For the six months ended April 30, 2012, cost of goods sold was $190,586 versus $302,793 for a decrease of $112,207 or 37.05% over the six months ended April 30, 2011.  The decrease in the cost of goods sold is primarily due to a decrease in returns and allowances, off-invoice promotions, manufacturer charge-backs, and freight and shipping related expenses.

For the six months ended April 30, 2012, gross profit was $138,637 versus $99,793 for an increase of $38,844 or 28.02% over the six months ended April 30, 2011. The increase in gross profit is primarily due to a decrease in off-invoice promotions, manufacturer charge-backs, and freight and shipping related expenses.

For the six months ended April 30, 2012, gross profit in percentages was 42.11% versus 24.78% over the three months ended April 30, 2011.  The change in gross profit is primarily due to a decrease in off-invoice promotions and manufacturer charge-backs of our natural and organic pizza sold under the brand name of AC LaRocco.

For the six months ended April 30, 2012, operating expenses decreased to $654,162 from $740,955 or 11.71% over the six months ended April 30, 2011.  The decrease is primarily due to decrease in general and administrative, legal and sales and marketing expenses..

For the six months ended April 30, 2012, interest expense on our convertible notes payable decreased to $40,130 from $47,330, or 17.94% over the six months ended April 30, 2011.  This decrease is primarily due to the decrease in notes payable.

For the six months ended April 30, 2012, we realized a net loss of $323,865 as compared to a net loss of $690,315 for the three months ended April 30,2011.  The decrease of $366,450 is primarily due to transactions related to decreases in expenses.

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

As of April 30, 2012, we had current assets of $187,401 including $23 cash, inventory of $74,803 and net accounts receivable of $112,462.  We had fixed assets with a net book value of $113 and we had total liabilities of $1,996,065.

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

Since March 2, 2010 through April 30, 2012, the food producer of our natural and organic pizza line has been paid approximately $80,000 of principal on the note payable we assumed in the Asset Acquisition.

	For the Six months ended
	April 30, 2012	April 30, 2011
Net cash from operating activities	$176,248	$(107,172)
Net cash from investing activities	$-	$-
Net cash from financing activities	$(177,167)	$95,013
Net change in cash and cash equivalents	$(919)	$(12,159)
Cash and cash equivalents, beginning of period	$942	$16,711
Cash and cash equivalents, end of period	$23	$4,552

As of April 30, 2012, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of April 30, 2012, was approximately $244,000, subject to further penalties and interest plus accruals on unpaid wages for a total of $300,000. The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York.

As of April 30, 2012, the New A.C. LaRocco had not filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington in an approximate amount of $35,000 including estimated penalties and interest for non-filing and non-payment.

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

The Settlement Agreement also provides for a mutual release of claims by the parties.

Settlement Summary
Equipment returned to Seller	$ 6,062	(1)
Cash paid to Seller	23,000
Note payable to Seller relieved through issuance of Preferred Stock	(102,160)	(2)
Accrued expenses relieved	(10,797)
Preferred Stock - 150,000 shares of the Company (see Note 11)	180,000	(3)
Net cost of settlement	$ 96,105

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

Principal Commitments

As of April 30, 2011, we did not have any material commitments that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To date, we have not generated significant revenues.  Our net losses for the quarter ended April 30, 2012 and the year ended October 31, 2011 were $190,387 and $1,047,113 respectively.  As of April 30, 2012, we realized an accumulated deficit of $8,036,304 and we had little cash on hand.  Our revenues have not been sufficient to sustain our operations and we expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  As such, we expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse affect on our business.  The items discussed above raise substantial doubt about our ability to continue as a going concern.  We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our products achieve market acceptance and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

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

Accrued and Unpaid Payroll Taxes

As of April 30, 2012, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of April 30, 2012, was approximately $244,000 subject to further penalties and interest plus accruals on unpaid wages for a total of approximately $300,000.

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York.

As of April 30, 2012, the New A.C. LaRocco had filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington of approximately $35,000 including estimated penalties and interest for non-filing and non-payment.  The New A.C. LaRocco has filed all of the 2011 quarterly unemployment reports and has not made the requisite tax payments to the State of Washington.

As of April 30, 2012, New A.C. LaRocco continued to have unpaid payroll taxes payable to the Internal Revenue Service. As of April 30, 2012, the New A.C. LaRocco does not have any payroll as all employees have been terminated.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

See the disclosure under Notes Nos. 4, 5 and 6 to the Company's interim unaudited condensed consolidated financial statements with respect to the Company's unregistered sales of equity securities and use of proceeds.

Item 3.  Defaults Upon Senior Securities.

See the disclosure under Notes No. 5 to the Company's interim unaudited condensed consolidated financial statements with respect to the Company's past due loans.

Item 4.  Mine Safety Disclosure

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

Item 6. Exhibits.

Exhibit	Description
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2012 formatted in Extensible Business Reporting Language (XBRL):

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

Date: June 18, 2012