Form 10-Q
period 2012-07-31
Fresh Harvest Products, Inc.
filed 2012-09-19
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012

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

As of September 17, 2012, the registrant had 1,068,943,779 shares of common stock outstanding.

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

28

Item 1A. Risk Factors.

28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

32

Item 3.  Defaults Upon Senior Securities.

32

Item 4.  Mine Safety Disclosure

32

Item 5.  Other Information.

32

Item 6.  Exhibits.

33

SIGNATURES

34

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	As of	As of
	July 31, 2012	October 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$-	-
Accounts receivable, net	107,700	76,109
Inventory	12,629	7,385
Total current assets	120,329	86,038

Fixed assets
Equipment, net	-	2,544

Total assets	$120,329	86,038

LIABILTIES AND DEFICIENCY IN ASSETS
Current liabilities
Accounts payable and accrued expenses	$1,383,450	$1,664,972
Notes payable, related parties, current	29,583	-
Notes payable, current	690,956	815,998
Total current liabilities	2,103,989	2,480,970

Commitments and Contingencies	-	-

Deficiency in assets
Common stock - $0.0001 par value, 1,068,943,779 and 506,885,209 shares outstanding and 2,000,000,000 and 200,000,000 authorized, respectively	106,894	50,689
Convertible Preferred Stock - $0.0001 par value, 0 shares outstanding; 5,000,000 authorized	-	-
Additional paid in capital	6,126,745	5,207,208
Accumulated deficit	(8,217,299)	(7,652,829)
Total deficiency in assets	(1,983,660)	(2,394,932)

Total liabilities and deficiency in assets	$120,329	$86,038
See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$ 117,318	$ 100,335	$ 538,671	$ 503,063
Returns and allowances	(24,376)	-	(116,507)	-
Revenue, net	92,941	100,335	422,164	503,063

Cost of goods sold	126,329	82,973	316,915	385,908

Gross profit	(33,388)	17,361	105,249	117,154

Operating expenses
Salaries and wages	36,000	36,000	108,000	132,000
Sales and marketing	2,659	38,008	244,950	184,249
Legal and professional fees	35,450	76,981	102,650	280,749
General and administrative	55,447	30,537	328,118	325,483
Total operating expenses	129,556	181,526	783,718	922,481

Income (loss) from operations	(162,944)	(164,165)	(678,468)	(805,327)

Other income (expense)
Interest expense	(17,939)	(23,056)	(58,069)	(70,386)
Gain (loss) on disposal of assets	-	1,226	-	(597)
Fair value adjustment for stock issued	-	300,000	-	300,000
Settlement agreement expenses	-	(73,105)	-	(73,105)
Depreciation expense	(113)	-	(2,544)	-
Income from forgiveness of debt	-	-	234,221	-
Total other income (expenses)	(18,052)	205,065	173,607	155,912

Income (loss) before provision for income taxes	(180,996)	40,901	(504,861)	(649,414)
Provision for income taxes	-	-	-	-

Net income (loss)	$ (180,996)	$ 40,901	$ (504,861)	$ (649,414)

Basic and diluted loss per common share	$ (0.000)	$ 0.000	$ (0.000)	$ (0.000)

Weighted average common shares outstanding (basic and diluted)	828,517,229	200,000,000	724,521,655	200,000,000

See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the	For the
	nine months ended	nine months ended
	July 31, 2012	July 31, 2011
Cash flows from operating activities
Net loss	$(504,861)	$(649,414)
Adjustments to reconcile net loss to cash flows
from operating activities:
Stock issued for services		642,670
Depreciation	2,544	3,018
Fair value adjustment for stock issued	-	(300,000)
(Increase) decrease in assets and liabilities:
Accounts receivable, net	(31,591)	87,750
Inventory	(5,244)	13,491
Accounts payable and accrued expenses	281,522	87,343
Cash flows from operating activities	(257,630)	(115,142)

Cash flows from financing activities
Loan repayments		(35,615)
Proceeds from issuances of notes payable, related parties	26,287	-
Proceeds from issuance of notes payable	228,024	135,000
Cash flows from financing activities	257,607	99,385

Change in cash	(23)	(15,757)

Cash and cash equivalents, beginning of period	23	16,711

Cash and cash equivalents, end of period	$-	$954

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$3,516

Non-cash financing activities:
Stock issued for conversion of debt	$626,490	$667,343

See accompanying notes to unaudited consolidated financial statements.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

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

Going Concern

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future.  As of July 31, 2012, the Company has limited cash available for operations and has an accumulated deficit of $8,217,299. Management believes that cash on hand as of July 31, 2012 is not sufficient to fund operations for the next year.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse affect on our business.  The items discussed raise substantial doubt about our ability to continue as a going concern.  We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.  Revenues and profits, if any, will depend upon various factors, including whether our products achieve market acceptance and whether we obtain additional

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has limited revenue and without realization of additional capital, it would be highly unlikely for the Company to continue as a going concern.

Special Meeting and Shareholder Meeting

The Parent Company held a special meeting of shareholders on September 2, 2011.  At this meeting, the holders of the Parent Company’s common stock and Series A Preferred Stock voted, as a single class, to approve an increase in the number of authorized shares of the Parent Company’s common stock from 200,000,000 to 2,000,000,000 shares and to authorize the filing of an amendment to the Parent Company’s Certificate of Incorporation with respect to such change.  On September 6, 2011, the Parent Company filed the amendment with the Secretary of State of the State of New Jersey

Settlement Agreements

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

July 31, 2012

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

Reclassifications

These consolidated financial statements include reclassification adjustments as of October 31, 2011 to “accounts payable and accrued expenses” and “accrued expenses, related party, current” for comparison purposes, as well as breaking out depreciation expense in the statement of operations. These amounts have been reclassified on the balance sheet and statement of operations of the Company, accordingly.  These reclassifications did not have any effect on the reported net income (loss) for the quarters ended July 31, 2012 and July 31, 2011 or for the year ended October 31, 2011.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of July 31, 2012.

As of July 31, 2012, the bank account located in Spokane, Washington that the Parent Company was using (and no longer uses) for the operations of the New A.C. LaRocco is in the name of Take and Bake, Inc. dba AC LaRocco Pizza.

As of July 31, 2012 and October 31, 2011, the Company had zero cash balances.

Net Income (Loss) Per Share Calculation

Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

The weighted-average number of common shares outstanding for computing basic EPS for the three months ended July 31, 2012 and 2011 were 1,068,943,779 and 200,000,000 respectively. The weighted-average number of common shares outstanding for computing basic EPS for the nine months ended July 31, 2012 were 724,521,655 and 200,000,000, respectively.

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

For the quarter ended July 31, 2012, the Company earned revenue from three customers which represented approximately 83.71% of total revenue and at July 31, 2012, three customers had accounts receivable balances representing 78.14% of the gross accounts receivable balance.

Accounts Receivable

The Company performs ongoing credit evaluations on existing and new customers daily. When it is determined that an amount included in accounts receivable is uncollectible it is written off as uncollectible.

As of July 31, 2012 and October 31, 2011, the allowance for doubtful accounts was $0 and $76,109, respectively.

Inventory

Inventory is valued at the lower of actual cost or market, utilizing the first-in, first-out method.  The Company provides write-downs for finished goods expected to become non-saleable due to age and specifically identifies and provides for slow moving products and packaging.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

As of July 31, 2012 and October 31, 2011, the Company’s obsolete inventory was $12,629 and $40,676, respectively.

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

For the three months ended July 31, 2012 and 2011, depreciation expense was  $113 and $12,176, respectively. For the nine months ended July 31, 2012 and 2011, depreciation expense was $2,544 and $3,018, respectively.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during 2011 and 2012.

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

For the three months ended July 31, 2012 and 2011, the Company recognized a loss on the disposal of assets of $0 and $1,226 respectively. For the nine months ended July 31, 2012 and 2011, the Company recognized a loss on the disposal of assets of $0 and $24,760 respectively.

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

For the three months ended July 31, 2012 and 2011, the Company recognized $0 and $0 in stock issued for services.  For the nine months ended July 31, 2012 and 2011, the Company recognized $378,714 and $301,091 in stock issued for services.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

Accounting for Uncertain Tax Positions

The Parent Company and or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state, and local jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for the years prior to October 31, 2005.  With respect to state and local jurisdictions, with limited exception, the Parent Company and or its subsidiaries are no longer subject to income tax audits prior October 31, 2005.  In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years. Management has evaluated tax positions in accordance with FASB ASC 740, Income Taxes, and has not identified any other tax positions that require disclosure.

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through September 20, 2012, the date of this filing; the date the consolidated financial statements were available for issue.  As of the date of filing of these financial statements, the following subsequent events that were required to be recorded or disclosed in the accompanying financial statements for the quarter ended July 31, 2012.

On September 11, 2012, Dominick Cingari, a Director of the Company since December 16, 2005, submitted an email of resignation, and stated that a letter of resignation was forthcoming, and which letter has not yet been received by the Company.  Mr. Cingari is owed compensation of $14,000 as of July 31, 2012.  This amount has a conversion option into common shares at the option and by a majority vote of the Company’s Board of Directors.

NOTE 3.  ACCOUNTS PAYABLE

As of July 31, 2012 and October 31, 2011, the accounts payable was as follows:

	July 31, 2012	October 31, 2011
Account payable - trade	$817,119	$1,234,765
Accrued salaries and wages	303,936	195,936
Accrued payroll taxes/penalties and interest	262,395	228,034
Total	$1,383,450	$1,658,735

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

NOTE 4.  NOTES PAYABLE - RELATED PARTIES

As of July 31, 2012 and October 31, 2011, the notes payable – related parties were as follows:

	July 31, 2012	October 31, 2011

Twelve convertible notes for expenses paid on behalf of the Parent Company with original principal balances ranging between $500 and $2,000, with various maturity dates between July 26, 2012 and January 31, 2013. Some of these notes are currently in default. The notes have an interest rate of 10%. The notes are convertible into common shares at any time at the option of the lender at a 25% discount to the market price.	$29,583	$-

Total	$29,583	$-
Less: long-term portion	-	-
	-	-
Total notes payable - related parties, current	$29,583	$-

NOTE 5.  NOTES PAYABLE

As of July 31, 2012 and October 31, 2011, the notes payable were as follows:

		July 31,	October 31,
		2012	2011
Convertible note, including accrued interest, dated October 1, 2005 with an original principal balance of $15,000 with a maturity date of April 1, 2007; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share. As of July 31, 2012, this note is in default for the breach of certain covenants.	(1)	$26,992	$25,022
Convertible note, including accrued interest, dated September 19, 2006 with an original principal balance of $100,000 with a maturity date of September 19, 2008; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company. As of July 31, 2012, this note is in default for the breach of certain covenants.		-	116,150

Convertible note, including accrued interest, dated November 30, 2006 with an original principal balance of $50,000 with a maturity date of November 30, 2008; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.85 per share. On May 4, 2012, the Company and Holder entered into a Modified Note Agreement, in which the parties agree that the note shall paid by the Company over a 24-month payment schedule.  As of July 31, 2012, the Company is in default of the Modified Loan Agreement for the breach of certain covenants.

		81,430	77,415
Convertible note, including accrued interest, dated December 23, 2006 with an original principal balance of $18,000 with a maturity date of December 23, 2008; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.95 per share. As of July 31, 2012, this note is in default for the breach of certain covenants.		30,056	27,877
Convertible note, including accrued interest, dated January 29, 2007 with an original principal balance of $15,000 with a maturity date of January 29, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.95 per share. As of July 31, 2012, this note is in default for the breach of certain covenants.		25,046	23,231
Convertible note, including accrued interest, dated February 26, 2007 with an original principal balance of $30,000 with a maturity date of February 26, 2009; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 35% discount of the market price of the Company's common shares. As of July 31, 2012, this note is in default for the breach of certain covenants.		50,678	46,276

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

		July 31,	October 31,
		2012	2011
Convertible note, including accrued interest, dated April 17, 2007 with an original principal balance of $20,000 with a maturity date of April 17, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.45 per share of a 35% discount of the market price of the Company's common shares. As of July 31, 2012, this note is in default for the breach of certain covenants.		32,220	29,868
Convertible note, including accrued interest, dated April 17, 2007 with an original principal balance of $15,000 with a maturity date of April 17, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.45 per share or a 35% discount of the market price of the Company's common shares. As of July 31, 2012, this note is in default for the breach of certain covenants.		24,152	22,401
Convertible note, including accrued interest, dated June 14, 2007 with an original principal balance of $15,000 with a maturity date of June 14, 2009; annual interest at a rate of 10%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.50 per share or a 25% discount of the market price of the Company's common shares As of July 31, 2012, this note is in default for the breach of certain covenants.		23,559	22,401
Note payable, including accrued interest, dated July 6, 2007 with an original principal balance of $218,357 and a principal balance on March 2, 2010 of $129,385 with a maturity date of August 26, 2012; annual interest at a rate of 6% and no conversion pricing. As of July 31, 2012, this note is in default for the breach of certain covenants.		10,370	47,490
Unreimbursed advances, including accrued interest, in June and July 2009 with an original amount of $4,000. There are no formal note agreements. The Company is accruing interest at an annual interest at a rate of 10%.		5,472	5,077
Convertible note, including accrued interest, dated August 26, 2009 with an original principal balance of $20,000 with a maturity date of August 26, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares. The lender received 500,000 shares of restricted common stock of the Company. As of July 31, 2012, this note is in default for the breach of certain covenants.	(1)	28,540	26,078
Convertible note, including accrued interest, dated August 26, 2009 with an original principal balance of $20,000 with a maturity date of August 26, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares. As of July 31, 2012, this note is in default for the breach of certain covenants.	(1)	28,540	26,078
Convertible note, including accrued interest, dated August 31, 2009 with an original principal balance of $15,000 with a maturity date of August 31, 2012; annual interest at a rate of 12%. The note is convertible into common shares at any time at the option of the lender or the Company at $0.01 per share or a 20% discount of the market price of the Company's common shares. As of July 31, 2012, this note is in default for the breach of certain covenants.	(1)	9,918	9,199
Convertible note, including accrued interest, dated September 17, 2010 with an original principal balance of $10,000 with a maturity date of September 17, 2011; annual interest at a rate of 8%. The note is convertible into common shares at any time at the option of the lender or the Company at a 50% discount of the average previous 10 days of the market price of the Company's common shares. As of July 31, 2012, this note is in default for the breach of certain covenants.		-	10,943
Convertible note, including accrued interest, dated December 3, 2010 with an original principal balance of $20,000; maturity date of December 2, 2012; annual interest rate of 10%. The note is convertible into common shares at any time at the option of lender or the Company at a 20% discount to the average closing price on the previous five trading days, not including the conversion date. As of July 31, 2012, this note is in default for the breach of certain covenants.		24,165	21,851

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

	July 31,	October 31,
	2012	2011
Convertible note, including accrued interest, dated February 11, 2011 with an original principal balance of $100,000; maturity date of August 10, 2011; annual interest rate of 12%. The principal amount of the note and accrued and unpaid interest is automatically convertible into common shares of the Company upon the due date at $0.005 per share, subject to adjustments. As of July 31, 2012, this note is in default for the breach of certain covenants.	70,207	109,151
Convertible note, including accrued interest, dated May 23, 2011 with an original principal balance of $7,500; maturity date of November 19, 2011; annual interest rate of 12%. The note is convertible into common shares at the maturity date of the Note at $0.005 per share. As of July 31, 2012, this note is in default for the breach of certain covenants.	-	7,917
Convertible note, including accrued interest, dated May 23, 2011 with an original principal balance of $7,500; maturity date of November 19, 2011; annual interest rate of 12%. The note is convertible into common shares at the maturity date of the Note at $0.005 per share. As of July 31, 2012, this note is in default for the breach of certain covenants.	-	7,917
Convertible note, including accrued interest, dated August 10, 2011 with an original principal balance of $30,000; maturity date of February 10, 2012; annual interest rate of 12%. The note will convert into common shares at the maturity date of the Note at $0.005 per share. As of July 31, 2012, this note is in default for the breach of certain covenants.	-	30,848
Convertible note, including accrued interest, dated August 10, 2011 with an original principal balance of $10,000; maturity date of February 10, 2012; annual interest rate of 12%. The note will convert into common shares at the maturity date of the Note at $0.005 per share. As of July 31, 2012, this note is in default for the breach of certain covenants.	-	10,283
Convertible note, including accrued interest, dated August 25, 2011 with an original principal balance of $108,101; maturity date is January 25, 2012; annual interest rate is 10%. The note is convertible into common shares at the maturity date of the Note at $0.01 per share. As of July 31, 2012, this note is in default for the breach of certain covenants.	2,754	108,101
Convertible note, including accrued interest, dated October 11, 2011 with an original principal balance of $30,000; maturity date of April 11, 2012; annual interest rate of 12%. The note is convertible into common shares at the maturity date of the Note at $0.0039 per share. As of July 31, 2012, this note is in default for the breach of certain covenants.	2,538	2,517
Convertible note, including accrued interest, dated October 18, 2011 with an original principal balance of $1,907; maturity date of April 18, 2012; annual interest rate of 12%. The note is convertible into common shares at the maturity date of the Note at $0.005 per share. As of July 31, 2012, this note is in default for the breach of certain covenants.	7,345	1,907
Convertible note, including accrued interest, dated December 5, 2011 with an original principal balance of $43,300; maturity date is June 5, 2012; annual interest rate is 10%. The note is convertible into common shares at the maturity date of the Note at $0.01 per share. As of July 31, 2012, this note is in default for the breach of certain covenants.	65,533	-
Convertible note, including accrued interest, dated January 26, 2012 with an original principal balance of $65,595; maturity date is July 26, 2012; annual interest rate is 10%. The note will be converted into common shares at the maturity date of the Note at 25% discount to the market price per share.. As of July 31, 2012, this note is in default for the breach of certain covenants.	28,898	-
Convertible note, including accrued interest, dated February 10, 2012 with an original principal balance of $25,000; maturity date is August 10, 2012; annual interest rate is 10%. The note will be converted into common shares at the maturity date of the Note at 30% discount to the market price per share.	26,218	-
Convertible note, including accrued interest, dated March 10, 2012 with an original principal balance of $25,000; maturity date is September 10, 2012; annual interest rate is 10%. The note will be converted into common shares at the maturity date of the Note at a 25% discount to the market price per share.	25,977	-
Convertible note, including accrued interest, dated March 15, 2012 with an original principal balance of $50,000; maturity date is September 15, 2012; annual interest rate is 10%. The note will be converted into common shares at the maturity date of the Note at a price of $0.002 price per share.	51,860
Total	690,956	815,998
Less: long - term portion	-	-
Total notes payable, current	$690,956	$815,998

(1) As of July 31, 2012 and October 31, 2011, the CEO of the Parent Company has personally guaranteed $170,249 and $133,868, respectively of the outstanding notes payable.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

NOTE 6.

STOCKHOLDERS’ EQUITY

Common Stock

As of July 31, 2012 the Parent Company had authorized 2,000,000,000 and issued 1,068,943,779 shares of Common Stock at par value of $0.0001 per share and at October 31, 2011, the Parent Company had authorized 2,000,000,000 and issued 506,889,209 shares of Common Stock at par value of $0.0001 per share.

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

July 31, 2012

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

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

Other Issuances

In addition to the issuances described above, during the quarter year ended January 31, 2012, the Parent Company entered into agreements with certain creditors and consultants of the Parent Company and converted an aggregate of $290,500 owed by the Company to such persons into an aggregate of 72,804,770 shares of the Company’s common stock.

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

The Company has approximately $2,400,000 in gross deferred tax assets at July 31, 2012, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of July 31, 2012.

As of July 31, 2012, the Company has federal net operating loss carry forwards of approximately $5,400,000 available to offset future taxable income through 2031.

As of July 31, 2012, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes – net of federal benefits	-5%
Valuation allowance	39%
Income tax rate – net	0%

NOTE 8.

UNPAID PAYROLL TAXES

As of July 31, 2012, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of July 31, 2012 was approximately $244,000 subject to further penalties and interest plus accruals on unpaid wages for a total of $300,000.  The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York.

As of July 31, 2012, the New A.C. LaRocco had not filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington in an approximate amount of $35,000 including estimated penalties and interest for non-filing and non-payment.

NOTE 9.

OPERATING LEASES

Rent

As of July 31, 2012, the Parent Company maintains its office New York, New York.   There is no written office lease, however, the rent is approximately $1,050 per month for our current office location located in New York.  The Company maintains a limited amount of office equipment and does not lease any vehicles.  For the quarter ended July 31, 2012 and 2011, rent expense was $3,150 and $0, respectively.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

NOTE 10.

THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Issued Accounting Pronouncements

As of and for the quarter ended July 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 11.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

For the quarters ended July 31, 2012 and 2011, the Company reported a net loss of $180,996 and net income of $40,901, respectively.

As of July 31, 2012, the Company maintained total assets of $120,329, total liabilities including long-term debt of $2,103,968 along with an accumulated deficit of $8,217,299.

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

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this Quarterly Report on Form 10-Q.

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Fresh Harvest” in this Quarterly Report on Form 10-Q collectively refers to Fresh Harvest Products, Inc., a New Jersey corporation (the “Parent Company”), and subsidiaries.

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

On September 11, 2012, Dominick Cingari, a Director of the Company since December 16, 2005, submitted an email of resignation and stated that a letter of resignation was forthcoming, and which letter has not yet been received by the Company.  Mr. Cingari is owed compensation of $14,000 as of July 31, 2012.  This amount has a conversion option into common shares at the option and by a majority vote of the Company’s Board of Directors.  The Company will file any such letter with the Commission as an exhibit by amendment to this Report on Form 8-K within two business after receipt by the Registrant.

The resignation was accepted by the Board of Directors effective immediately. The Resignation Email does not reference any disagreements with Registrant, but does reference a lack of communication and information with the Registrant’s management, specifically during the past four months.  The Registrant disagrees with the reference and claims made in the Resignation E-mail.  The Registrant’s Board of Directors currently does not now have, nor did it have during the time of Mr. Cingari’s tenure as a director, have any committees.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future.  As of July 31, 2012, the Company has limited cash available for operations and has an accumulated deficit of $8,217,299. Management believes that cash on hand as of July 31, 2012 is not sufficient to fund operations through October 31, 2012.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has limited revenue and without realization of additional capital, it would be highly unlikely for the Company to continue as a going concern.

Results of Operations for the Three Months Ended July 31, 2012 and July 31, 2011

For the three months ended July 31, 2012, we recorded net revenues of $92,941, versus $100,335 for a decrease of $7,394 or 7.36% over the three months ended July 31, 2011. The Company believes that the decrease is primarily due to the cyclical nature of the revenues of the New AC LaRocco’s products.

For the three months ended July 31, 2012, cost of goods sold was $126,329 versus $82,973 for a decrease of $132,607 or 52.25% over the three months ended July 31, 2011.  The decrease in the cost of goods sold is primarily due to a decrease in returns and allowances, off-invoice promotions, manufacturer charge-backs, and freight and shipping related expenses.

For the three months ended July 31, 2012, gross profit was $(33,388) versus $17,361 for an increase of $50,749 or 292.31% over the three months ended July 31, 2011.  The increase in gross profit is primarily due to a decrease in off-invoice promotions, manufacturer charge-backs, and freight and shipping related expenses.

For the three months ended July 31, 2012, gross profit in percentages was 67% versus 11.9% over the three months ended July 31, 2011.  The change in gross profit is primarily due to a decrease in off-invoice promotions and manufacturer charge-backs of our natural and organic pizza sold under the brand name of AC LaRocco.

For the three months ended July 31, 2012, operating expenses decreased to $360,062 from $409,702 or 12.11% over the three months ended July 31, 2011.  The decrease is primarily due to decrease in general and administrative, legal, and sales and marketing expenses.

For the three months ended July 31, 2012, interest expense on our convertible notes payable decreased to $17,939 from $23,056, or 25% over the three months ended July 31, 2011.  This decrease is primarily due to the decrease in notes payable.

For the three months ended July 31, 2012, we realized a net loss of $180,996 as compared to a net gain of $40,901 for the three months ended July 31,2011.  The decrease of $24,433 is primarily due to transactions related to decreases in expenses.

Results of Operations for the Nine Months Ended July 31, 2012 and July 31, 2011

For the six months ended July 31, 2011, we recorded net revenues of $503,063 versus $422,164 for a decrease of $80,899 or 16.08% over the nine months ended July 31, 2012. The Company believes that the decrease is primarily due to the cyclical nature of the revenues of the New AC LaRocco and that Wings of Nature did not sell any of it products.

For the nine months ended July 31, 2012, cost of goods sold was $316,915 versus $385,908 for a decrease of $68,993 or 17.88% over the nine months ended July 31, 2011.  The decrease in the cost of goods sold is primarily due to a decrease in returns and allowances, off-invoice promotions, manufacturer charge-backs, and freight and shipping related expenses.

For the nine months ended July 31, 2012, gross profit was $105,249 versus $117,154 for an increase of $11,905 or 10.16% over the nine months ended July 31, 2011. The increase in gross profit is primarily due to a decrease in off-invoice promotions, manufacturer charge-backs, and freight and shipping related expenses.

For the nine months ended July 31, 2012, gross profit in percentages was 42.11% versus 24.78% over the three months ended July 31, 2011.  The change in gross profit is primarily due to a decrease in off-invoice promotions and manufacturer charge-backs of our natural and organic pizza sold under the brand name of AC LaRocco.

For the nine months ended July 31, 2012, operating expenses decreased to $783,718 from $922,481 or 15.34% over the nine months ended July 31, 2011.  The decrease is primarily due to decrease in general and administrative, legal and sales and marketing expenses..

For the nine months ended July 31, 2012, interest expense on our convertible notes payable decreased to $58,069 from $70,386, or 17.5% over the nine months ended July 31, 2011.  This decrease is primarily due to the decrease in notes payable.

For the nine months ended July 31, 2012, we realized a net loss of $504,861 as compared to a net loss of $649,414 for the three months ended July 31,2011.  The decrease of $146,224 is primarily due to transactions related to decreases in expenses.

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

As of July 31, 2012, we had current assets of $120,329 including $0 cash, inventory of $12,629 and net accounts receivable of $107,700.  We had fixed assets with a net book value of $0 and we had total liabilities of $2,103,968.

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

Since March 2, 2010 through July 31, 2012, the food producer of our natural and organic pizza line has been paid approximately $80,000 of principal on the note payable we assumed in the Asset Acquisition.

	For the Nine months ended
	July 31, 2012	July 31, 2011
Net cash from operating activities	$171,716	$(115,142)
Net cash from financing activities	$(172,658)	$99,385
Net change in cash and cash equivalents	$(942)	$(15,757)
Cash and cash equivalents, beginning of period	$942	$16,711
Cash and cash equivalents, end of period	$-	$954

As of July 31, 2012, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of July 31, 2012, was approximately $244,000, subject to further penalties and interest plus accruals on unpaid wages for a total of $300,000. The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York.

As of July 31, 2012, the New A.C. LaRocco had not filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington in an approximate amount of $35,000 including estimated penalties and interest for non-filing and non-payment.

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

Other Issuances

In addition to the issuances described above, during the quarter year ended January 31, 2012, the Parent Company entered into agreements with certain creditors and consultants of the Parent Company converted an aggregate of $290,500 owed by the Company to such persons into an aggregate of 72,804,770 shares of the Company’s common stock.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To date, we have not generated significant revenues.  Our net losses for the quarter ended July 31, 2012 and the year ended October 31, 2011 were $180,966 and $1,047,113 respectively.  As of July 31, 2012, we realized an accumulated deficit of $8,217,299 and we had little cash on hand.  Our revenues have not been sufficient to sustain our operations and we expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  As such, we expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse affect on our business.  The items discussed above raise substantial doubt about our ability to continue as a going concern.  We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our products achieve market acceptance and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

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

Accrued and Unpaid Payroll Taxes

As of July 31, 2012, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $118,101 and $30,145, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest as of July 31, 2012, was approximately $244,000 subject to further penalties and interest plus accruals on unpaid wages for a total of approximately $300,000.

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company and has designated the balance owed as uncollectible at this time. The Company is currently negotiating a payment plan with the State of New York.

As of July 31, 2012, the New A.C. LaRocco had filed to do business in the State of Washington and had unpaid payroll taxes payable to the Internal Revenue Service and the State of Washington of approximately $35,000 including estimated penalties and interest for non-filing and non-payment.  The New A.C. LaRocco has filed all of the 2011 quarterly unemployment reports and has not made the requisite tax payments to the State of Washington.

As of July 31, 2012, New A.C. LaRocco continued to have unpaid payroll taxes payable to the Internal Revenue Service. As of July 31, 2012, the New A.C. LaRocco does not have any payroll as all employees have been terminated.

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
101*

The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2012 formatted in Extensible Business Reporting Language (XBRL):

(i)   the Consolidated Balance Sheets,

(ii)  the Consolidated Statements of Operations,

(iii) the Consolidated Statements of Cash Flows and

(iv) related notes.

* To be filed by amendment.

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

Date: September 19, 2012