Form 10-Q/A
period 2012-07-31
Fresh Harvest Products, Inc.
filed 2012-09-28
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

As of September 21 , 2012, the registrant had 1,068,943,779 shares of common stock outstanding.

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

28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

32

Item 3.  Defaults Upon Senior Securities.

32

Item 4.  Mine Safety Disclosure

32

Item 5.  Other Information.

32

Item 6.  Exhibits.

33

SIGNATURES

34

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	As of	As of
	July 31, 2012	October 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$-	$-
Accounts receivable, net	107,700	76,109
Inventory	12,629	7,385
Total current assets	120,329	83,494

Fixed assets
Equipment, net	-	2,544

Total assets	$120,329	$86,038

LIABILTIES AND DEFICIENCY IN ASSETS
Current liabilities
Accounts payable and accrued expenses	$1,336,341	$1,664,972
Notes payable, related parties, current	29,583	-
Notes payable, current	690,956	815,998
Total current liabilities	2,056,880	2,480,970

Commitments and Contingencies	-	-

Deficiency in assets
Common stock - $0.0001 par value, 1,068,943,779 and 506,885,209 shares outstanding and 2,000,000,000 and 200,000,000 authorized, respectively	106,894	50,689
Convertible Preferred Stock - $0.0001 par value, 0 shares outstanding; 5,000,000 authorized	-	-
Additional paid in capital	6,126,745	5,207,208
Accumulated deficit	(8,170,190)	(7,652,829)
Total deficiency in assets	(1,936,551)	(2,394,932)

Total liabilities and deficiency in assets	$120,329	$86,038
See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$ 117,318	$ 152,077	$ 538,671	$ 639,998
Returns and allowances	(24,377)	(51,742)	(116,507)	(136,935)
Revenue, net	92,941	100,335	422,164	503,063

Cost of goods sold	126,329	82,973	316,915	385,908

Gross profit	(33,388)	17,361	105,249	117,154

Operating expenses
Salaries and wages	36,000	36,000	108,000	132,000
Sales and marketing	2,659	38,008	244,950	184,249
Legal and professional fees	47,950	76,981	115,150	280,749
General and administrative	55,447	30,367	328,118	322,465
Total operating expenses	142,056	181,356	796,218	919,463

Income (loss) from operations	(175,444)	(163,995)	(690,968)	(802,309)

Other income (expense)
Interest expense	(17,939)	(23,056)	(58,069)	(70,386)
Gain (loss) on disposal of assets	-	1,226	-	(597)
Fair value adjustment for stock issued	-	300,000	-	300,000
Settlement agreement expenses	-	(73,105)	-	(73,105)
Depreciation expense	(113)	(170)	(2,544)	(3,018)
Gain on forgiveness of accounts payable	-	-	234,221	-
Total other income (expenses)	(18,052)	204,895	173,608	152,894

Income (loss) before provision for income taxes	(193,496)	40,901	(517,361)	(649,414)
Provision for income taxes	-	-	-	-

Net income (loss)	$ (193,496)	$ 40,901	$ (517,361)	$ (649,414)

Basic and diluted loss per common share	$ (0.000)	$ 0.000	$ (0.000)	$ (0.000)

Weighted average common shares outstanding (basic and diluted)	1,068,943,779	200,000,000	838,928,622	200,000,000
See accompanying notes to financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the	For the
	nine months ended	nine months ended
	July 31, 2012	July 31, 2011
Cash flows from operating activities
Net loss	$(517,361)	$(649,414)
Adjustments to reconcile net loss to cash flows
from operating activities:
Stock issued for services	464,121	642,670
Depreciation	2,544	3,018
Interest included in notes payable	58,069	70,836
Gain on forgiveness of accounts payable	(234,221)	-
Fair value adjustment for stock issued	-	(300,000)
Change in assets and liabilities:
Accounts receivable, net	(31,591)	87,750
Inventory	(5,244)	13,491
Accounts payable and accrued expenses	(94,410)	16,957
Cash flows from operating activities	(358,093)	(115,142)

Cash flows from financing activities
Loan repayments	(4,940)	(35,615)
Proceeds from issuances of notes payable, related parties	26,287	-
Proceeds from issuance of notes payable	336,746	135,000
Cash flows from financing activities	358,093	99,385

Change in cash	-	(15,757)

Cash, beginning of period	-	16,711

Cash, end of period	$-	$954

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Stock issued for conversion of debt	$511,621	$533,529
Preferred stock issued for business acquisition net of fees of $50,750	$-	$279,250

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

Going Concern

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future.  As of July 31, 2012, the Company has limited cash available for operations and has an accumulated deficit of $8,170,190. Management believes that cash on hand as of July 31, 2012 is not sufficient to fund operations for the next year.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the periods ended June 30, 2012 and October 31, 2011.

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

The weighted-average number of common shares outstanding for computing basic EPS for the three months ended July 31, 2012 and 2011 were 1,068,947,779 and 200,000,000 respectively. The weighted-average number of common shares outstanding for computing basic EPS for the nine months ended July 31, 2012 were 838,928,622 and 200,000,000, respectively.

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

For the three months ended July 31, 2012 and 2011, depreciation expense was $113 and $3,018, respectively. For the nine months ended July 31, 2012 and 2011, depreciation expense was $2,544 and $12,176, respectively.

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

For the three months ended July 31, 2012 and 2011, the Company recognized a gain on the disposal of assets of $0 and $1,226 respectively. For the nine months ended July 31, 2012 and 2011, the Company recognized a loss on the disposal of assets of $0 and $597 , respectively.

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

NOTE 3.  ACCOUNTS PAYABLE

As of July 31, 2012 and October 31, 2011, the accounts payable was as follows:

	July 31, 2012	October 31, 2011
Account payable - trade	$770,010	$1,241,002
Accrued salaries and wages	303,936	195,936
Accrued payroll taxes/penalties and interest	262,395	228,034
Total	$1,336,341	$1,664,972

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

For the quarters ended July 31, 2012 and 2011, the Company reported a net loss of $193,496 and net income of $40,901, respectively.

As of July 31, 2012, the Company maintained total assets of $120,329, total liabilities including long-term debt of $2,056,880 along with an accumulated deficit of $8,170,190.

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

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future.  As of July 31, 2012, the Company has limited cash available for operations and has an accumulated deficit of $8,170,190 .. Management believes that cash on hand as of July 31, 2012 is not sufficient to fund operations through October 31, 2012.  The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

Results of Operations for the Three Months Ended July 31, 2012 and July 31, 2011

For the three months ended July 31, 2012, we recorded net revenues of $92,941, versus $100,335 for a decrease of $7,394 or 7.37% over the three months ended July 31, 2011. The Company believes that the decrease is primarily due to the cyclical nature of the revenues of the New AC LaRocco’s products.

For the three months ended July 31, 2012, cost of goods sold was $126,329 versus $82,973 for a increase of $43,356 or 52.25% over the three months ended July 31, 2011.  The decrease in the cost of goods sold is primarily due to a decrease in returns and allowances, off-invoice promotions, manufacturer charge-backs, and freight and shipping related expenses.

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

For the three months ended July 31, 2012, operating expenses decreased to $142,056 from $181,356 or 21.7% over the three months ended July 31, 2011.  The decrease is primarily due to decrease in general and administrative, legal, and sales and marketing expenses.

For the three months ended July 31, 2012, interest expense on our convertible notes payable decreased to $17,939 from $23,056, or 25% over the three months ended July 31, 2011.  This decrease is primarily due to the decrease in notes payable.

For the three months ended July 31, 2012, we realized a net loss of $193,496 as compared to a net gain of $40,901 for the three months ended July 31,2011.  The increase is primarily due to transactions related to a decrease in revenue and increases in various expenses including cost of goods sold.

Results of Operations for the Nine Months Ended July 31, 2012 and July 31, 2011

For the nine months ended July 31, 2012, we recorded net revenues of $422,164 versus $503,063, for a decrease of $80,899 or 16.08%, over the nine months ended July 31, 2011. The Company believes that the decrease is primarily due to the cyclical nature of the revenues of the New AC LaRocco and that Wings of Nature did not sell any of it products.

For the nine months ended July 31, 2012, cost of goods sold was $316,915 versus $385,908 for a decrease of $68,993 or 17.88% over the nine months ended July 31, 2011.  The decrease in the cost of goods sold is primarily due to a decrease in returns and allowances, off-invoice promotions, manufacturer charge-backs, and freight and shipping related expenses.

For the nine months ended July 31, 2012, gross profit was $105,249 versus $117,154 for a decrease of $11,905 or 10.16% over the nine months ended July 31, 2011. The increase in gross profit is primarily due to a decrease in off-invoice promotions, manufacturer charge-backs, and freight and shipping related expenses.

For the nine months ended July 31, 2012, gross profit in percentages was 24.93% versus 23.29% over the nine months ended July 31, 2011.  The change in gross profit is primarily due to a decrease in off-invoice promotions and manufacturer charge-backs of our natural and organic pizza sold under the brand name of AC LaRocco.

For the nine months ended July 31, 2012, operating expenses decreased to $796,218 from $919,463 or 13.4% over the nine months ended July 31, 2011.  The decrease is primarily due to decrease in general and administrative, legal and sales and marketing expenses..

For the nine months ended July 31, 2012, interest expense on our convertible notes payable decreased to $58,069 from $70,386, or 17.5% over the nine months ended July 31, 2011.  This decrease is primarily due to the decrease in notes payable.

For the nine months ended July 31, 2012, we realized a net loss of $517,361 as compared to a net loss of $649,414 for the nine months ended July 31, 2011.  The decrease of $132,053 is primarily due to transactions related to a reduction in legal and professional expenses.

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

As of July 31, 2012, we had current assets of $120,329 including $0 cash, inventory of $12,629 and net accounts receivable of $107,700.  We had fixed assets with a net book value of $0 and we had total liabilities of $2,056,850.

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

	For the Nine months ended
	July 31, 2012	July 31, 2011
Net cash from operating activities	$(358,093)	$(115,142)
Net cash from financing activities	$358,093	$99,385
Net change in cash and cash equivalents	$-	$(15,757)
Cash and cash equivalents, beginning of period	$-	$16,711
Cash and cash equivalents, end of period	$-	$954

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

Principal Commitments

As of July 31, 2012 we did not have any material commitments that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Policies

Our interim unaudited condensed consolidated financial statements as of July 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods covered.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

We currently have limited funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we face risk of defaulting on our obligations to our creditors with consequential legal and other costs adversely impacting our ability to continue our existence as a corporate enterprise.

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

To date, we have not generated significant revenues.  Our net losses for the quarter ended July 31, 2012, for the nine months ending July 31, 2012 and for the year ended October 31, 2011 were $193,496, $517,361 and $1,047,113 respectively.  As of July 31, 2012, we realized an accumulated deficit of $8,170,190 and we had little cash on hand.  Our revenues have not been sufficient to sustain our operations and we expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  As such, we expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse affect on our business.  The items discussed above raise substantial doubt about our ability to continue as a going concern.  We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our products achieve market acceptance and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

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

Date: September 28 , 2012