Form 10-K
period 2012-10-31
Fresh Harvest Products, Inc.
filed 2021-02-01
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-51390

FRESH HARVEST PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-1130446
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2310 York St, Suite 200

Blue Island, IL 60406

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 917.566.1080

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.	Note applicable.	Not applicable.

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes     ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (April 30, 2012): $1,282,733 (1,068,943,779 shares at a per share price of $.0012)

As of October 31, 2012, there were 1,635,610,445 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

EXPLANATORY NOTE

Fresh Harvest Products, Inc. (the “Company”) has not been able to have its independent registered public accountant complete the audit of the Company’s consolidated financial statements for the fiscal year ended October 31, 2012. As described herein, on October 11, 2012, the Company sold substantially all of the assets of its subsidiary, A.C. LaRocco, Inc. (the “Subsidiary”), and the Company then ceased operating the Subsidiary. As a result, accounting records for the Subsidiary for the fiscal year ended October 31, 2012, are not available and could not be audited. This report is therefore deficient because the annual financial statements contained in this report for the fiscal year ended October 31, 2012, have not been audited by an independent registered public accountant as required by Rule 10-01(d) of Regulation S-X.

2

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Fresh Harvest Products, Inc. (the “Parent Company”) is a corporation formed in the State of New Jersey. Until October of 2012, we were a developer of proprietary brands and a marketer of organic and natural food products. Our goal was to make our “Wings of Nature™” and “AC LaRocco” brands, national brands of organic and natural foods that would attract consumers because of high quality and affordable pricing.

We believe that the consumers that we targeted during 2011-2012 were actively looking for quality organic food offerings, and the stores in which they shop were responding to their demands by allocating shelf space for this rapidly expanding segment of the food market. In August 2009, we formed Wings of Nature, LLC in the State of New York and it is a wholly owned subsidiary of the Parent Company. In April 2010, the Parent Company formed a wholly-owned subsidiary, A.C. LaRocco, Inc. (“New A.C. LaRocco”) in the State of Delaware for the purpose of implementing its new pizza business.

We sold our products to consumers at, what we believe are, reasonable prices through local, regional and national supermarkets, retailers, distributors, brokers, and wholesalers. Our strategy was to focus on finding and developing and selling the best organic and natural food products in the world. Part of this strategy is to have the “Wings of Nature™” or “AC LaRocco” names branded on our products, as well as acquiring other natural and organic food brands.

During October 2012, the Parent Company began integrating a digital plan and strategy which shifted the Company’s focus to expanding the online network and community, as well as an expansion of online services, with a focus on developing various SaaS models in the health, wellness, fitness, lifestyles of health and sustainability (LOHAS) and healthcare industries.

The Company expects to develop, license and acquire software applications that will generate revenue through subscription fees, in-app upgrades, purchases and advertising. The Company is currently working on several software applications including a calorie calculator and food comparison software solution so that consumers can be informed and compare what foods they are eating and be able to accurately calculate their daily calories per item, as well as compare foods with each other to learn and understand what the healthier options are. The Company is actively seeking strategic partners and acquisition targets in order to grow and expand.

During the fiscal year ended October 31, 2012, we did not generate any revenues as we were integrating our new business model, and developing software products.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of October 31, 2012, the Company had no cash available for operations and had an accumulated deficit of $9,318,185. Management believes that cash on hand as of October 31, 2012 is not sufficient to fund operations through October 31, 2013. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has limited revenue and without realization of additional capital, it would be highly unlikely for the Company to continue as a going concern.

Discontinued Operations

On October 11, 2012, Fresh Harvest Products, Inc. (referred to herein as the “Company”, “we”, “us” and “our”), the Company, AC LaRocco, Inc., the Company’s wholly-owned subsidiary (the “Subsidiary”), ACL Foods, LLC (“Foods”), Rose & Shore, Inc. (“R&S”), entered into an agreement (the “Agreement”) pursuant to which the parties agreed to enter into a transaction whereby (i) Foods & R&S released the Company and the Subsidiary from their respective debt obligations to Foods & R&S, including the Secured Promissory Note, the Security Agreement, the Tri-party Agreement, the Assignment and License Agreement (between the Subsidiary and R&S), the Accounts Collection “Lock Box Agreement (between the Subsidiary and R&S), and the personal guaranty of the Subsidiaries obligations to R&S executed by Michael Friedman, the Company’s President & CEO; and (ii) Foods assumed obligations and fees due R&S and a certain food broker for a retail client of Subsidiary’s, in consideration for the assignment to Foods of the rights, title and interest in certain intellectual property rights of Subsidiary and R&S. Each of the parties had been or were a manufacturer (or related to manufacturer) of Subsidiary, up to the date of these Agreements, and both parties were creditors of Subsidiary.

Material Agreements

Consulting Agreement

On October 11, 2012, the Company and Foods entered into a consulting agreement (the “Consulting Agreement”) pursuant to which the Company shall perform consulting services to Better For You Foods, LLC (“BFY”), for a fee of $50,000 upon the occurrence of a change in control, which is defined as the occurrence of any transaction that results in the affiliates of BFY no longer having direct or indirect control of at least 50% of the then voting powers of BFY.

Assignment of Property Agreement

On October 11, 2012, the Company, the Subsidiary, R&S and Foods entered into an Assignment of Intellectual Property Agreement pursuant to which the Company and the Subsidiary transferred to Foods at the Closing all of the Company’s and the Subsidiary’s right, title and interest in and to certain AC LaRocco brand properties, including without limitation all trademarks, trade names, copyrights, intellectual property rights and other related rights thereto (the “Transferred Property”).

Issuances of Series A Preferred Stock

On October 1, 2012, Fresh Harvest Products, Inc. (the “Company”) entered into letter agreements with Michael J. Friedman, the Company’s President, CEO and Chairman of the Board of Directors, and Jay Odintz, a Member of the Company’s Board of Directors, pursuant to which the Company, Mr. Friedman and Mr. Odintz agreed to convert an aggregate of $320,000 in liabilities ($228,000 in accrued but unpaid compensation to Mr. Friedman and $46,000 to each individual in accrued but unpaid Director’s fees) into an aggregate 5,000,000 Series A Convertible Preferred Shares, par value $0.0001 (the “Series A Preferred Shares”) and an aggregate 566,666,666 Common Shares, 413,333,333 and 153,333,333, respectively. The Series A Preferred Shares are convertible into an aggregate 500,000,000 restricted common shares.

Employees and Employment Agreements

As of October 31, 2012, we had one full time employee and several full and part-time third party independent contractors. Currently, the Company’s sole employee, is our President and Chief Executive Officer. We anticipate retaining additional sales and marketing (employees or consultants) and clerical personnel within the next 12 months, if and when our financial resources permit.

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

RISKS RELATED TO OUR BUSINESS

We have limited capital resources and have experienced net losses and negative cash flows and we expect these conditions to continue for the foreseeable future, as such we expect that we will need to obtain additional financing to continue to operate our business. Such financing may be unavailable or available only on disadvantageous terms, which could cause the Company to curtail its business operations and delay the execution of its business plan. To date, we have not generated significant revenues. Our net losses for the years ended October 31, 2012 and 2011 were $1,488,485 and $1,101,547 respectively. As of October 31, 2012, we realized an accumulated deficit of $9,318,185 and we had no cash on hand. Our revenues have not been sufficient to sustain our operations and we expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. As such, we expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse affect on our business. The items discussed above raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our products achieve market acceptance and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

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

Accrued and Unpaid Payroll Taxes. As of October 31, 2012, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $135,875 and $30,084, respectively, plus applicable interest and penalties. The total amount due to the taxing authorities including penalties and interest was $165,959 as of January 31, 2013 and $165,959 as of October 31, 2012, subject to further penalties and interest. The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company. If we are unable to resolve these tax liabilities such failure could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

We have not yet completed our merger with New York FHP, nor do we plan to do so. On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc. The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”). Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Parent Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger. As a result, as of the date of this Annual Report on Form 10-K, the Parent Company and New York FHP had not completed the Merger. In order to complete the Merger, the Parent Company and New York FHP plan to take the following steps:

1.

Pay all taxes owed by New York FHP to the State of New York. As of October 31, 2012, New York FHP owed New York State payroll related taxes in the amount of approximately $30,084 plus applicable interest and penalties.

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

The Parent Company previously intended to take the steps required to complete the Merger; but after changing its business plan in 2012, determined not to do so.

We may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business which may have a material adverse affect on our business. Our success is highly dependent on the continued services of certain skilled management and personnel. The loss of any of these individuals could have a material adverse effect on us. In addition, our success will depend upon, among other factors, the recruitment and retention of additional highly skilled and experienced management and personnel. There can be no assurance that we will be able to retain existing employees or to attract and retain additional personnel on acceptable terms given the competition for such personnel and our limited financial resources. In addition, we are highly dependent on the services of our President and Chief Executive Officer, Michael Friedman, and Mr. Friedman devotes a portion of his time to unrelated business interests.

Significant Control of the Company is held by management and the Board of Directors. As of October 31, 2012, our directors and officers hold the power to vote an aggregate of 52.50% of our common shares. As a result, any person who acquires our common shares will likely have little or no ability to influence or control the Company.

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

Our business and future operating results may be adversely affected by events that are outside of our control. Our business and operating results are vulnerable to interruption by events outside of our control, such as pandemics, earthquakes, fire, power loss, telecommunications failures and uncertainties arising out of terrorist attacks throughout the world, the economic consequences of military action and the associated political instability, and the effect of heightened security concerns on domestic and international travel and commerce.

RISKS RELATING TO OUR TECHNOLOGY BUSINESS

We can provide no assurance that our business will be able to maintain a competitive technology advantage in the future. The Company’s ability to generate revenues now and in the future is based upon maintaining a competitive technology advantage over its competition. We can provide no assurances that we will be able to garner nor maintain a competitive technology advance in the future over our competitors, which have significantly more experience and are better capitalized than us.

No assurances can be given that we will be able to keep up with a rapidly changing technology market or that we can prevent unauthorized access to our customer data. Failure to keep up with rapidly changing technologies and marketing practices could cause our products and services to become less competitive or obsolete, which could result in loss of market share and revenues. Advances in information technology are changing the way clients use and purchase information products and services. Maintaining a technological competitiveness of any products, software systems and services is key to our future success. However, the complexity and uncertainty regarding the development of new technologies and the extent and timing of market acceptance of innovative products and services create difficulties in maintaining this competitiveness. Without the timely introduction of new products, services and enhancements, our products and services will become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer. Consumer needs and the business information industry as a whole are in a constant state of change. Our ability to continually improve our current processes and products in response to changes in technology and to develop new products and services are essential in maintaining our competitive position and meeting the increasingly sophisticated requirements of our clients. If we fail to enhance our current products and services or fail to develop new products in light of emerging technologies and industry standards, we could lose clients to current or future competitors, which could result in impairment of our growth prospects and revenues. A significant breach of the confidentiality of the information we may hold or of the security of our or our customers’, suppliers’, or other partners’ computer systems could be detrimental to our business, reputation and results of operations. Our business may require the storage, transmission and utilization of data.

If we fail to respond quickly to technological developments, our service may become uncompetitive and obsolete. The markets in which we plan to compete are expected to experience rapid technology developments, changes in industry standards, changes in customer requirements and frequent new improvements. If we are unable to respond quickly to these developments, we may lose competitive position, and our technologies may become uncompetitive or obsolete, causing revenues and operating results to suffer. In order to compete, we may be required to develop or acquire new technology and improve our existing technology and processes on a schedule that keeps pace with technological developments. We must also be able to support a range of changing customer preferences. We cannot guarantee that we will be successful in any manner in these efforts.

We May Not Be Able To Garner Technological Expertise, Which Would Adversely Impact Our Business. The markets for our information technology services are characterized by rapidly changing technology and evolving process development. Our business will depend upon our ability to:

•	enhance our technological capabilities;
•	develop and market services which meet changing customer needs; and
•	successfully anticipate or respond to technological changes in e-government processes on a cost-effective and timely basis.

We cannot be certain that we will develop capabilities required by potential customers in the future. Also, the emergence of new technologies, industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new testing technologies and equipment and train personnel to remain competitive. The acquisition and implementation of new technologies and equipment and training of new personnel may require significant expense or capital investment. Our failure to anticipate and adapt to our customers’ changing technological needs and requirements would harm our ability to attract new customers and maintain existing customers. Our inability to maintain and expand our customer base could force us to curtail or cease our business operations.

We Have An Unproven Business Model And No Technical Operating History, Which Makes It Difficult To Evaluate Our Current Business And Future Prospects For Generating Revenues. We have only a very limited operating history upon which to base an evaluation of our current business and future prospects and we have yet to receive widespread acceptance of our services. We started our current business in October 2012. Our limited operating history and the overall economic environment make an evaluation of our business and prospects very difficult. We encounter certain risks and difficulties including, but are not limited to, the following:

•	our new and unproven business model and technology;
•	the difficulties we face in managing rapid growth in personnel and operations;
•	the response by potential customers and strategic partners to our products and services;
•	the timing and success of new product and service introductions and new technologies by our competitors; and,
•	our ability to build awareness and receive recognition in the information technology and software market.

We may not be able to successfully address any of these risks. Failure to adequately do so could seriously impair our ability to operate, cause our revenues to decline and force us to curtail or cease our business operations.

We May Incur Significant Operating Losses In The Future, Which May Force Us to Cease Operations Or Significantly Curtail Our Business. Our success to generate revenues depends on numerous factors, including the ability to service our clients, provide needed information technology services and products, collect revenues from potential clients, and to develop new markets. However, developing new products and markets will lead to more expenses, being incurred as we have to, among other things:

•	hire additional personnel, including marketing personnel, engineers and other technical staff;
•	hire senior executives and members of our senior management team;
•	expand our selling and marketing activities;
•	expand our product and service offerings: and,
•	upgrade our operational and financial systems, procedures and controls.

If our revenue does not grow to offset these expected increased expenses, we will not be profitable. Furthermore, if our operating expenses exceed our expectations, or if we encounter difficulties in collecting the revenue from our customers, our financial performance will be adversely affected and we could be forced to curtail or cease our business operations.

We Depend On The Continued Services Of Our Executive Officers, And The Loss Of Key Personnel Could Affect Our Ability To Successfully Grow Our Business. We are highly dependent upon the services of Mr. Friedman, our CEO, President and Chairman. The permanent loss of our key executive could have a material adverse effect upon our operating results. We may not be able to locate a suitable replacement if his services were lost. We do not maintain key man life insurance on him. Our future success will also depend, in part, upon our ability to attract and retain highly qualified personnel. Our inability to retain additional key executives and to attract new, qualified personnel could cause us to curtail our business operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. DESCRIPTION OF PROPERTIES

The Parent Company maintains its office in New York, New York.  There is a month-to-month office lease. The rent is approximately $1,050 per month for our current office location.  For the years ended October 31, 2012 and 2011, rent expense was $16,450 and $7,600.

ITEM 3. LEGAL PROCEEDINGS

As of October 31, 2012, we were not a party to any material legal proceedings. We currently have twenty-three (23) convertible promissory notes that are in default and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders.

ITEM 4. MINE SAFETY DISCLOSURE

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

QUARTER	HIGH BID	LOW BID
4th Quarter 2012	$0.001	$0.0001
3rd Quarter 2012	$0.002	$0.001
2nd Quarter 2012	$0.004	$0.001
1st Quarter 2012	$0.014	$0.007

4th Quarter 2011	$0.00890	$0.0030
3rd Quarter 2011	$0.00245	$0.0050
2nd Quarter 2011	$0.013	$0.0061
1st Quarter 2011	$0.0175	$0.0080

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions. As of October 31, 2012, the last reported price of our common stock was $0.0001 per share.

Holders

As of October 31, 2012 there were 132 qualified holders of record of the Parent Company’s common stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Equity Compensation Plan Information

As of October 31, 2012, we did not have any equity compensation plans.

During the fiscal year ended October 31, 2012, the Parent Company did not enter into agreements with any creditors and note holders of the Company to convert any debt owed by the Company into shares of the Company’s common stock, which have been issued.

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

Overview

We were formed in New Jersey as a blank check company on April 21, 2005 with no operations, assets or purpose other than the purpose of seeking a privately held operating company as an acquisition or merger candidate. From December 16, 2005 through October 11, 2012, our business plan had been to develop proprietary natural, organic and healthy products to sell, market and distribute. Our goal is to bring healthy, great tasting natural and organic products at affordable prices to the mass markets. We sold our products to select supermarkets chains and retailers in the United States.

We sold our products to consumers at, what we believe are, reasonable prices through local, regional and national supermarkets, retailers, distributors, brokers, and wholesalers. Our strategy was to focus on finding and developing and selling the best organic and natural food products in the world. Part of this strategy is to have the “Wings of Nature™” or “AC LaRocco” names branded on our products, as well acquiring other natural and organic food brands.

During October 2012, the Parent Company began integrating a digital plan and strategy which shifted the Company’s focus to expanding the online network and community, as well as an expansion of online services, with a focus on developing various SaaS models in the health, wellness, fitness, lifestyles of health and sustainability (LOHAS) and healthcare industries.

The Company expects to develop, license and acquire software applications that will generate revenue through subscription fees, in-app upgrades, purchases and advertising. The Company is currently working on several software applications including a calorie calculator and food comparison software solution so that consumers can be informed and compare what foods they are eating and be able to accurately calculate their daily calories per item, as well as compare foods with each other to learn and understand what the healthier options are. The Company is actively seeking strategic partners and acquisition targets in order to grow and expand.

During the fiscal year ended October 31, 2012, we did not generate any revenues as we were integrating our new business model, and developing software products.

As of October 31, 2012, the Company had current assets of $0. The Company has no liquid cash and other liquid assets on hand as of October 31, 2012 and does not have sufficient funds to operate for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited financial statements contained in this Annual Report on Form 10-K have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

As of and for the years ended October 31, 2012 and 2011, our auditors have expressed substantial doubt we will continue as a going concern.

Results of Operations for the Fiscal Year Ending October 31, 2012 and October 31, 2011

Financial Information from Comparative Fiscal Year Periods

For the year ended October 31, 2012, we recorded gross revenues of $0 versus $0 for an increase of $0 or 0% over the year ended October 31, 2011, net of discontinued operations.

For the year ended October 31, 2012, gross profit was $0 versus $0 for a 0% change year ended October 31, 2011, net of discontinued operations.

For the year ended October 31, 2012, gross profit in percentages was 0% versus 0% over the year ended October 31, 2011, net of discontinued operations.

For the year ended October 31, 2012, operating expenses was $1,420,092 versus $988,588, an increase of 43.50% over the year ended October 31, 2011, net of discontinued operations. The increase is primarily due to an increase in general and administrative and sales and marketing expenses.

For the year ended October 31, 2012, interest expense on our convertible notes payable decreased to $81,192 from $91,579 or 11.34% over the year ended October 31, 2011. This decrease is primarily due to the conversion of several notes payable during the year ended October 31, 2012.

For the year ended October 31, 2012, we realized a net loss of $1,448,485 as compared to a net loss of $1,101,547 for the year ended October 31, 2011. The increase of 31.5% was due to several factors, including the increases in sales and marketing and general and administrative expenses.

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

As of October 31, 2012, we had current assets of $0 and we had total liabilities of $2,100,017.

Currently, we do not have sufficient financial resources to implement or complete our business plan. We cannot be assured that revenue from operations will be sufficient to fund our activities during the next 12 months. Accordingly, we will have to seek alternate sources of capital. We can offer no assurance that we will be able to raise such funds on acceptable terms to us or otherwise. If we are unsuccessful in our attempts to raise sufficient capital, we may have to cease operations or postpone our plans to initiate or complete our business plan. Our insolvent financial condition also may create a risk that we may be forced to file for protection under applicable bankruptcy laws or state insolvency statutes. We also may face the risk that a receiver may be appointed. We face that risk and other risks resulting from our current financial condition. For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the limited funds that we have received there can be no assurance that we will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

As of October 31, 2012, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $135,875 and $30,045, respectively, plus applicable interest and penalties. The total amount due to both taxing authorities including penalties and interest as of October 31, 2012 was $165,959 subject to further penalties and interest plus accruals on unpaid wages. The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company.

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

Material Agreements

On October 11, 2012, Fresh Harvest Products, Inc. (referred to herein as the “Company”, “we”, “us” and “our”), the Company, AC LaRocco, Inc., the Company’s wholly-owned subsidiary (the “Subsidiary”), ACL Foods, LLC (“Foods”), and Rose & Shore, Inc. (“R&S”), entered into an agreement (the “Agreement”) pursuant to which the parties have agreed to enter into a transaction whereby (i) Foods & R&S release the Company and the Subsidiary from their respective debt obligations to Foods & R&S, including the Secured Promissory Note, the Security Agreement, the Tri-party Agreement, the Assignment and License Agreement (between the Subsidiary and R&S), the Accounts Collection “Lock Box Agreement (between the Subsidiary and R&S), and the personal guaranty of the Subsidiaries obligations to R&S executed by Michael Friedman, the Company’s President & CEO; and, (ii) Foods shall assume obligations and fees due R&S and a certain food broker for a retail client of Subsidiary’s, in consideration for the assignment to Foods of the rights, title and interest in certain intellectual property rights of Subsidiary and R&S. Each of the parties had been or were a manufacturer (or related to manufacturer) of Subsidiary, up to the date of these Agreements, and both parties were creditors of Subsidiary.

Consulting Agreement

On October 11, 2012, the Company and Foods entered into a consulting agreement (the “Consulting Agreement”) pursuant to which the Company shall perform consulting services to Better For You Foods, LLC (“BFY”), for a fee of $50,000 upon the occurrence of a change in control, which is defined as the occurrence of any transaction that results in the affiliates of BFY no longer having direct or indirect control of at least 50% of the then voting powers of BFY.

Assignment of Property Agreement

On October 11, 2012, the Company, the Subsidiary, R&S and Foods entered into an Assignment of Intellectual Property Agreement pursuant to which the Company and the Subsidiary transferred to Foods at the Closing all of the Company’s and the Subsidiary’s right, title and interest in and to certain AC LaRocco brand properties, including without limitation all trademarks, trade names, copyrights, intellectual property rights and other related rights thereto (the “Transferred Property”).

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Estimates

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

We evaluate our estimates on an on-going basis. The most significant estimates relate to deferred financing and issuance costs, and the fair value of financial instruments. We base our estimates on historical company and industry experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from those estimates.

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

Revenue Recognition and Sales Incentives

Sales will be recognized when an online transaction is processed, which occurs when a user of one of software products purchases the products online or in an app. Sales are reported net of sales incentives, which could include discounts and promotions.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Advertising

Advertising is expensed when incurred.

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts payable are reflected in the accompanying consolidated financial statements at carrying value, which approximates fair value because of the short-term maturity of these instruments.

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

For the years ended October 31, 2012 and 2011, the Company recognized $0 and $252,500 in stock based compensation expense.

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

As of October 31, 2012, based on Management’s review of the Company’s tax position, the Parent Company and or subsidiaries had no significant unrecognized tax liabilities

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Immediately following are our unaudited financial statements and notes for the fiscal year ended October 31, 2012.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2012	October 31, 2011
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash	$-	$-
Accounts receivable, net	-	76,109
Inventory	-	7,385
Total current assets	-	83,494
Equipment, net	-	2,544
Total assets	$-	$86,038

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,150,349	$1,658,734
Accrued interest	176,747	199,498
Notes payable, related party, current	32,312	6,237
Notes payable, current, net of debt discount	406,083	616,501
Derivative liability	334,526	176,871
Total current liabilities	2,100,017	2,657,841
Total liabilities	2,100,017	2,657,841

Commitments and contingencies (Note 10)

Stockholders' deficit
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 issued and outstanding	500	-
Common stock, $.0001 par value, 2,000,000,000 authorized shares, 1,635,610,445 and 506,885,209 shares outstanding, respectively	163,562	50,689
Additional paid in capital	7,054,106	5,207,208
Accumulated deficit	(9,318,185)	(7,829,700)
Total stockholders' deficit	(2,100,017)	(2,571,803)
Total liabilities and stockholders' deficit	$-	$86,038

See accompanying notes to consolidated financial statements.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	year ended	year ended
	October 31, 2012	October 31, 2011
	(Unaudited)	(Unaudited)
Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-
Operating expenses
General and administrative expenses	585,700	192,056
Sales and marketing	616,289	115,140
Salaries and wages	144,000	246,709
Legal and professional fees	74,103	435,683
Total operating expenses	1,420,092	989,588
Loss from continuing operations	(1,420,092)	(989,588)

Other income (expenses)
Loss on disposal of assets	(52,438)	(597)
Income on forgiveness of debt	124,294	44,999
Amortization of debt discount	(2,523)	-
Change in fair value of derivatives	(24,993)	(54,433)
Interest expense	(81,192)	(91,579)
Total other income (expenses)	(36,852)	(101,610)
Net loss before provision for income taxes	(1,456,944)	(1,091,198)
Provision for income taxes	-	-
Net loss from continuing operations	(1,456,944)	(1,091,198)
Net income (loss) from discontinued operations, net of income taxes	(31,541)	(10,349)
Net loss	$(1,488,485)	$(1,101,547)
Basic and diluted loss per share from continued operations	$(0.002)	$(0.005)
Basic and diluted loss per share from discontinued operations	$(0.000)	$(0.000)
Basic and dilutive loss per share	$(0.002)	$(0.005)
Weighted average common shares outstanding - basic and dilutive	944,742,997	226,653,793

See accompanying notes to consolidated financial statements.

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the years ended October 31, 2012 and October 31, 2011

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, October 31, 2010	-	$-	200,000,000	$20,000	$3,358,469	$(6,728,153)	$(3,349,684)

Issuance of Common Stock for Services	-	-	40,000,000	4,000	188,500	-	192,500
Issuance of Common Stock for Conversion of Debt	-	-	31,884,909	3,189	177,542	-	180,731
Issuance of Series A Preferred Stock for Conversion of Debt	1,990,003	1,116,197	-	-	-	-	1,116,197
Issuance of Series A Preferred Stock for Acquisition & Acquisition Settlement	300,000	330,000	-	-	-	-	330,000
Issuance of Series A Preferred Stock Issued for Services	60,000	60,000	-	-	-	-	60,000
Issuance of Common Stock for Conversion of Series A Preferred Stock	(2,350,003)	(1,506,197)	235,000,300	23,500	1,482,697	-	-
Net loss	-	-	-	-	-	(1,101,547)	(1,101,547)
Balance, October 31, 2011	-	-	506,885,209	50,689	5,207,208	(7,829,700)	(2,571,803)
Issuance of Common Stock for Services	-	-	846,385,979	84,639	667,591	-	752,230
Issuance of Common Stock for Conversion of Debt	-	-	282,339,257	28,234	1,029,807	-	1,058,041
Issuance of Series A Preferred Stock for Conversion of Debt	5,000,000	500	-	-	149,500	-	150,000
Net Loss	-	-	-	-	-	(1,488,485)	(1,488,485)
Balance, October 31, 2012 (Unaudited)	5,000,000	$500	1,635,610,445	$163,562	$7,054,106	$(9,318,185)	$(2,100,017)

See accompanying notes to consolidated financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	year ended	year ended
	October 31, 2012	October 31, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,488,485)	$(1,101,547)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	2,544	4,059
Bad debt expense	71,205	-
Stock issued for services	752,230	252,500
Income on forgiveness of debt	(124,294)	(44,999)
Loss on disposal of assets	52,438	597
Amortization of debt discount	2,523	-
Change in fair value of derivative liabilities	24,993	54,433
Changes in operating assets and liabilities:
Accounts receivable	4,904	44,649
Inventory	7,385	26,232
Accounts payable and accrued expenses, net	539,629	604,490
Accrued interest	101,493	91,579
Net cash (used in) operating activities	(53,435)	(68,007)

Cash flows from financing activities:
Proceeds from issuance of loans payable	27,360	179,263
Repayment of loans payable	-	(134,204)
Proceeds from advances from related parties	26,075	6,237
Net cash provided by financing activities	53,435	51,296

Net (decrease) increase in cash	-	(16,711)
Cash, beginning of year	-	16,711
Cash, end of year	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Common stock issued for conversion of debt, accounts payable and accrued expenses	$1,058,041	$180,731
Preferred stock issued for conversion of debt, accounts payable and accrued expenses	$150,000	$1,446,197

See accompanying notes to consolidated financials statements

FRESH HARVEST PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

(unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Fresh Harvest Products, Inc. (the “Parent Company”) is a corporation formed in the State of New Jersey. Until October of 2012, we were a developer of proprietary brands and a marketer of organic and natural food products. Our goal was to make our “Wings of Nature™” and “AC LaRocco” brands, national brands of organic and natural foods that would attract consumers because of high quality and affordable pricing.

We sold our products to consumers at, what we believe are, reasonable prices through local, regional and national supermarkets, retailers, distributors, brokers, and wholesalers. Our strategy was to focus on finding and developing and selling the best organic and natural food products in the world. Part of this strategy is to have the “Wings of Nature™” or “AC LaRocco” names branded on our products, as well acquiring other natural and organic food brands.

During October 2012, the Parent Company began integrating a digital plan and strategy which shifted the Company’s focus to expanding the online network and community, as well as an expansion of online services, with a focus on developing various SaaS models in the health, wellness, fitness, lifestyles of health and sustainability (LOHAS) and healthcare industries.

The Company expects to develop, license and acquire software applications that will generate revenue through subscription fees, in-app upgrades, purchases and advertising. The Company is currently working on several software applications including a calorie calculator and food comparison software solution so that consumers can be informed and compare what foods they are eating and be able to accurately calculate their daily calories per item, as well as compare foods with each other to learn and understand what the healthier options are. The Company is actively seeking strategic partners and acquisition targets in order to grow and expand.

During the fiscal year ended October 31, 2012, we did not generate any revenues as we were integrating our new business model, and developing software products.

NOTE 2. LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

For the years ended October 31, 2012 and 2011, the Company reported a net loss of $1,488,485 and $1,101,547, respectively.

As of October 31, 2012, the Company maintained total assets of $0, total liabilities including long-term debt of $2,100,017 along with an accumulated deficit of $9,318,185.

Management believes that additional capital will be required to fund operations through the year ending October 31, 2013 and beyond, as it attempts to generate increasing revenue, and develop new products. Management intends to attempt to raise capital through additional equity offerings and debt obligations. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s insolvent financial condition also may create a risk that we may be forced to file for protection under applicable bankruptcy laws or state insolvency statutes. We also may face the risk that a receiver may be appointed. We face that risk and other risks resulting from our current financial condition. For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the limited funds that we have received there can be no assurance that we will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

FRESH HARVEST PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

(unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with General Accepted Accounting Principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended October 31, 2012 and 2011.

Basis of Consolidation

The Company prepares its financial statements on the accrual basis of accounting. The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary. All significant intercompany accounts, balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the consolidated statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of October 31, 2012.

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

Revenue Recognition and Sales Incentives

Sales will be recognized when an online transaction is processed, which occurs when a user of one of software products purchases the products online or in an app. Sales are reported net of sales incentives, which could include discounts and promotions.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Advertising

Advertising is expensed when incurred. For the years ended October 31, 2012 and 2011, advertising expense was $0 and $67,977, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts payable are reflected in the accompanying consolidated financial statements at carrying value, which approximates fair value because of the short-term maturity of these instruments.

Share-based compensation

The Company accounts for common stock issued to employees, directors, and consultants in accordance with the provisions of the Accounting Standards Codification (ASC) 718 Stock Based Compensation. The compensation cost relating to share-based payment transactions will be recognized in the consolidated financial statements. The cost associated with common stock issued to employees, directors and consultants will be recognized, at fair value, on the date issued. Awards granted to non-employee consultants will be subsequently re-measured to current fair value until performance is completed or a performance commitment exists.

For the years ended October 31, 2012 and 2011, the Company recognized $752,230 and $252,500 in stock based compensation expense.

FRESH HARVEST PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

(unaudited)

Recently Issued Accounting Pronouncements

As of and for the year ended October 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of this audit report; the date the consolidated financial statements were available for issue.

NOTE 4. NOTES PAYABLE - RELATED PARTIES

As of October 31, 2012 and 2011, the Company had $32,312 and $6,237, respectively, in outstanding notes payable to related parties. The outstanding notes payable have one-year terms and 10% interest rates. The principal amount of the notes and accrued and unpaid interest are convertible into common shares of the Company upon the due date at $0.0001 per share, subject to adjustments.

NOTE 5. NOTES PAYABLE

The Company entered into six notes payable during the year ended October 31, 2012. As of October 31, 2012 and 2011, the notes payable are as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 10/31/12	Principal Balance 10/31/11
10/31/12	$104,278	10/31/13	10%	lesser $0.0015 or 50% discount to market	$104,278	$-
3/16/12	50,000	9/16/12	10%	$0.00200	60,000	-
2/14/12	14,900	2/14/13	10%	$0.00100	24,900	-
2/10/12	25,000	8/10/12	10%	$0.00119	25,000	-
1/26/12	40,000	7/26/12	10%	$0.00113	8,000	-
1/26/12	65,595	7/26/12	10%	$0.00113	27,595	-
10/18/11	1,900	10/18/11	8%	no written agreement	6,900	1,900
10/11/11	2,500	4/11/12	12%	$0.00390	2,500	2,500
8/25/11	108,101	2/25/12	10%	$0.01000	2,631	108,101
8/10/11	30,000	2/10/12	12%	$0.00850	-	30,000
8/10/11	10,000	2/10/12	12%	$0.00850	-	10,000
5/23/11	7,500	11/23/11	12%	$0.00850	-	7,500
5/23/11	7,500	11/23/11	12%	$0.00850	-	7,500
2/14/11	100,000	8/10/11	12%	$0.00850	-	100,000
10/3/10	20,000	10/3/12	10%	lesser $0.01 or 20% discount to market	20,000	20,000
9/20/10	10,000	9/20/11	8%	50% discount to market	-	10,000
10/31/09	4,000	10/31/10	8%	no written agreement	4,000	4,000
8/31/09	5,000	8/31/12	12%	lesser $0.01 or 20% discount to market	5,000	5,000
8/26/09	20,000	8/26/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
8/25/09	20,000	8/25/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
2/26/07	30,000	2/26/09	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	4/17/09	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	6/15/09	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	1/29/09	10%	$0.95000	15,000	15,000
4/17/07	15,000	4/17/09	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	12/23/08	10%	$0.95000	18,000	18,000
11/30/06	50,000	11/30/08	10%	$0.85000	50,000	50,000
9/16/06	100,000	9/9/08	12%	35% discount to market	38,000	92,000
10/1/05	15,000	4/1/07	10%	$0.50000	15,000	15,000
Total					$546,804	$616,501
Debt Discount					(140,721)	-
Total					$406,083	$616,501

The Company currently has a total of twenty-three convertible promissory notes that are in default and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders.

FRESH HARVEST PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

(unaudited)

NOTE 6. DERIVATIVE LIABILITY

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of October 31, 2012 and 2011 and the amounts that were reflected in income related to derivatives for the year then ended:

	October 31, 2012
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	1,929,452,480	$(334,526)

	October 31, 2011
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	42,780,768	$(176,871)

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended October 31, 2012 and 2011:

The financings giving rise to derivative financial instruments and the income effects:

	Year Ended
	October 31, 2012	October 31, 2011
Compound embedded derivative	$37,156	$(54,433)
Day one derivative loss	(62,149)
Total derivative gain (loss)	$(24,993)	$(54,433)

The Company’s Convertible Notes gave rise to derivative financial instruments. The Notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

FRESH HARVEST PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

(unaudited)

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. In addition, the standards do not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be bundled together and fair valued as a single, compound embedded derivative. The Company has selected the Monte Carlo Simulations valuation technique to fair value the compound embedded derivative because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The Monte Carlo Simulations technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators.

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

	Inception	October 31, 2012
Quoted market price on valuation date	$0.01	$0.0003
Contractual conversion rate	$0.0054 - $0.0081	$0.00015 - $0.00029
Range of effective contractual conversion rates	--	--
Contractual term to maturity	1.00 Year	0.09 – 1.00 Years
Market volatility:
Volatility	138.28% - 238.13%	138.28% - 238.13%
Contractual interest rate	5% - 12%	5% - 12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the years ended October 31, 2012 and 2011.

	October 31, 2012	October 31, 2011
Beginning balance	$176,871	$122,438
Issuances:
Convertible Note Financing	182,648	-
Changes in fair value inputs and assumptions reflected
in income	(24,993)	54,433
Ending balance	$334,526	$176,871

The fair value of the compound embedded derivative is significantly influenced by the Company’s trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique.

NOTE 7. STOCKHOLDERS’ EQUITY

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

FRESH HARVEST PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

(unaudited)

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

Conversion

Each share of Series A Preferred Stock is generally convertible into 100 shares of the Parent Company’s common stock (the “Conversion Rate”).

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

NOTE 8. PROVISION FOR CORPORATE INCOME TAXES

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

The Company has approximately $1,950,000 in gross deferred tax assets at October 31, 2012, resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of October 31, 2012.

As of October 31, 2012, the Company has federal net operating loss carry forwards of approximately $5,000,000 available to offset future taxable income through 2031.

As of October 31 2012, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	(34)%
State taxes – net of federal benefits	(5)%
Valuation allowance	39%
Income tax rate – net	0%

FRESH HARVEST PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

(unaudited)

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

Based on management’s review of the Company’s tax position, the Parent Company and subsidiaries had no significant unrecognized corporate tax liabilities as of October 31, 2012 and 2011 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 9. UNPAID PAYROLL TAXES

As of October 31, 2012, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $135,875 and $30,084, respectively, plus applicable interest and penalties. The total amount due to both taxing authorities including penalties and interest as of October 31, 2012 was $165,959 subject to further penalties and interest.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Rent

As of October 31, 2012, the Parent Company maintains its office in New York, New York.   There is a month-to-month office lease.  The rent is approximately $1,050 per month for our current office.  For the years ended October 31, 2012 and 2011, rent expense was $16,450 and $7,600, respectively.

As of October 31, 2012 and October 31, 2011, the total amount owed to related party was $24,050 and $6,250, including $4,850 and $0, respectively, for accumulated rent.

IRS Tax Lien

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company.

NOTE 11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through January 29, 2021, the date the financial statements were available to be issued, and determined that there were no such events requiring adjustment to, or disclosure in, the accompanying financial statements, other than included below:.

Change of Domicile

On November 3, 2017 the Company changed its domicile from New Jersey to Delaware and authorized shares to 20 Billion shares of common stock, par value, $0.000001 per share, and 500 Million shares of Series A Preferred Stock, par value, $0.000001 per share, and 500 Million Shares of Series B Preferred Stock, par value, $0.000001 per share.  Each share of Series A and Series B Preferred Stock is convertible into 100 shares of the Company’s common stock.

Release of Federal Tax Liens

Between the period of May 2016 and April 2018 federal tax liens in the amount of $103,156 were released.

D&E Agreements – Convertible Promissory Notes and Put Option Agreement

On May 5, 2020, the Company entered into 4 agreements with D&E Holdings 20, LLC (“D&E”). The Agreements were: Convertible Promissory Note for $50,000 (the note has a 6-month term, a 10% interest rate and a conversion price of $0.0001), a Stock Purchase Agreement, a Note Purchase Agreement and a Put Option Agreement. The Put Option Agreement describes a transaction where, once D&E loans the Company a total of $100,000, then D&E may, at its sole discretion, exercise their Put Option to merge their real estate asset (a laboratory space consisting of between 30, 000 and 40,000 sq ft within the Former MetroSouth Medical Center Campus Illinois) with the Company. Upon D&E exercising the Put Option, D&E shall be issued a total of 83% of all of the outstanding shares of stock of the Company.

Increase of Authorized Common and Preferred Shares

On December 21, 2020, the Company increased its authorized shares to 1 Trillion shares of common stock, par value, $0.000001 per share, and 5 Billion shares of Series A Preferred Stock, par value, $0.000001 per share, and 5 Billion Shares of Series B Preferred Stock, par value, $0.000001 per share. Each share of Series A and Series B Preferred Stock is convertible into 100 shares of the Company’s common stock.

On December 31, 2020 the Company issued 1,050,000,000 common shares for services rendered to the Company.  On December 31, 2020 five (5) Noteholders, including the Company’s Board of Director Members, converted a total of $1,965,460 of convertible promissory notes into 40,702,104,817 common shares of the Company.  The Company’s two Board of Director Members converted a total of $1,644,825 of convertible promissory notes into a total of 34,267,187,500 common shares.  The Company’s Board of Director Members control approximately 87.32% of the voting rights of the Company.  The 3 (three) Noteholders converted a total of $325,666 of convertible promissory notes into a total of 6,434,917,317 common shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure that is reportable under this Item 9.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●

We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer. This control deficiency did result in audit adjustments to our 2012 and 2012 interim and annual financial statements. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended October 31, 2012, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our current directors were appointed to serve until his successor is qualified and elected. The names, addresses, ages and positions of our executive officers and directors as of October 31, 2012 are set forth below:

NAME AND ADDRESS	AGE	POSITIONS
Michael Jordan Friedman	43	President, Chief Executive Officer, Chief Financial Officer and Chairman
280 Madison Avenue, Ste 1005 New York, New York 10016

Jay Odintz	61	Director
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

Experience, Qualification, Skill or Attribute	Friedman	Odintz
Professional standing in chosen field	x	x
Expertise in industry	x
Other public company experience	x	x
Specific skills/knowledge	x	x

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

BOARD COMMITTEES

As of October 31, 2012, our board of directors did not have nominating, audit or compensation committees. Our Board currently approves all services to be provided by the Company’s independent registered public accounting firm.

Board Meetings; Nominating and Compensation Committees

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended October 31, 2012. Such actions by the written consent of all directors are, according to New Jersey corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings during the last fiscal year.

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The Company's board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company’s Board of Directors does not have an “audit committee financial expert” as defined by Item 407 of Regulation S-K. The Company has not been able to attract anyone to its Board of Directors with the requisite background.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Specifically, for the year ending October 31, 2012, our officers, directors, and greater than ten percent beneficial shareholders were required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by the Company, for the year ending October 31, 2012, each of the Company’s directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities during the year ending October 31, 2012 made the required filings.

CODE OF ETHICS

We have adopted a code of ethics that applies to all of our executive officers and employees. A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

Due to the limited scope of the Company's current operations, the Company has not adopted a corporate code of ethics that applies to its executive officers.

Conflicts of Interest

Certain conflicts of interest exist and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Management will try to resolve conflicts to the best advantage of all concerned

Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. The board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the limited scope of the Company's operations, a specific nominating policy would be premature and of little assistance until the Company's business operations are at a more advanced level. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board's review of the candidates' resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under New Jersey corporate law and the federal proxy rules, to the extent such rules are or become applicable. The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the board of directors, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

Indemnification

Under New Jersey corporate law and pursuant to our certificate of incorporation and bylaws and contractual agreement, the Company may indemnify its officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to the Company's officers or directors pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation earned and accrued, in all capacities, during the fiscal years ended October 31, 2012 and 2011, by Michael J. Friedman, the Company’s President, Chief Executive Officer and Chief Financial Officer:

SUMMARY COMPENSATION TABLE
Name and Principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael J. Friedman, President, CFO and CEO	2012	$144,000	(1)	-	-	-	-	-	-	$144,000	(1)
	2011	$144,000	(1)	-	-	-	-	-	-	$144,000	(1)

(1) All compensation was accrued and none of it was paid in the form of cash as of October 31, 2012.

Stock Option and Equity Compensation Plans

As of October 31, 2012, the Company did not have any stock option or equity plans.

Employees and Employment Agreements

As of October 31, 2012, we had one full time employee and several full and part-time third party independent contractors.

Currently, the Company’s sole employee~~,~~ is Michael Friedman, our President and Chief Executive Officer, who is employed on a full time basis. Mr. Friedman’s employment contract with the Company expired on October 31, 2010 and as of October 31, 2012, had not yet been renewed.

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

Directors’ Compensation

During the year ended October 31, 2012, each director received compensation for their services in the form of $24,000; all of which was accrued and none of it was paid in the form of cash.

The following table provides information concerning the compensation of our directors for the year ended October 31, 2012.

Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Michael J. Friedman	$24,000	(1)	-	$-	$-	$-	$-	$24,000	(1)

Jay Odintz	$24,000	(1)	-	-	-	-	-	24,000	(1)

(1)	In lieu of the payment the Parent Company accrued the compensation due as a fee for their service on the Parent Company’s Board of Directors.

Indebtedness to Management

As of October 31, 2012, the CEO of the Company has an accrued and unpaid annual salary of $144,000 and $24,000 in accrued and unpaid annual Directors Fees.

Indemnification of Directors and Officers

Currently, our certificate of incorporation and by-laws provide for the indemnification our directors of the Company. Our board of directors can amend the by-laws, and since they own a majority of our shares outstanding, they can cause our certificate of incorporation to be amended so that we can indemnify our officers, employees and other agents to the fullest extent permitted by New Jersey law; provided, that such indemnified persons acted in good faith and in a manner reasonably believed to be in our best interest, and, with respect to any criminal proceeding, had no reasonable cause to believe such conduct was unlawful. We do not currently maintain liability insurance for our officers and directors. However, we may obtain such insurance in the future.

Similarly, our certificate of incorporation does provide for the exculpability of our directors from personal liability for claims of breach of duty made by our company or our shareholders. However, present board of directors because of their majority ownership of our shares, can amend our certificate of incorporation to provide that our officers will not be personally liable to us or our shareholders for damages for breach of any duty owed to us or our shareholders, except for liabilities arising from any breach of duty based upon an act or omission (i) in breach of the duty of loyalty to us, (ii) not in good faith or involving a knowing violation of law or (iii) resulting in receipt by such director or officer of an improper personal benefit.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of October 31, 2012 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of our common stock (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common Stock	Michael Friedman (3)	956,928,040	44.81%
Common Stock	Jay Odintz (4)	164,333,333	7.70%
	All executive officers and directors as a group (two people)	1,121,361,373	52.51%

____________

(1) Applicable percentage of ownership is based on 1,635,610,445 shares of common stock outstanding as of October 31, 2012 together with securities exercisable or convertible into shares of common stock within 60 days of October 31, 2012 for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of October 31, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. For purposes of this table, the Company has assumed that all outstanding shares of Series A Preferred Stock will be convertible into shares of the Company’s common stock within 60 days of October 31, 2012.

(2) Unless otherwise indicated, the shareholder’s address is c/o Fresh Harvest Products, Inc., 280 Madison Avenue, Suite 1005, New York, New York 10016.

(3) Mr. Friedman is the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Parent Company. Includes 456,928,040 shares of common stock and assumes the conversion of 5,000,000 shares of Series A Preferred Stock held by Mr. Friedman into 500,000,000 shares of common stock.

(4) Member of the Parent Company’s Board of Directors. Includes 164,333,333 shares of common stock held by Mr. Odintz. The exemption from registration for the issuances of the Series A Preferred Shares was based on Section 4(2) of the Securities Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the fiscal year, the Company rents an office space from Arthur Friedman, the father of the Company’s President and Chief Executive Officer. The rent is approximately $1,050 per month for our current office located in New York and we did not pay, but accrued, rent for our office during the years ended 2012 and 2011. For the year ended October 31, 2012 and 2011, rent expense was $16,450 and $7,600, respectively.

As of October 31, 2012 and 2011, the Company had $32,312 and $6,237, respectively, in outstanding notes payable to related parties. The outstanding notes payable have one-year terms and 10% interest rates. The principal amount of the notes and accrued and unpaid interest is automatically convertible into common shares of the Company upon the due date at $0.0001 per share, subject to adjustments. Some of these notes are in default.

Director Independence

Mr. Friedman is not considered an “independent” member of the Parent Company’s Board of Directors as that term is defined by NASDAQ Listing Rule 5605.

Mr. Odintz was considered to be an “independent” member of the Parent Company’s Board of Directors as that term is defined by NASDAQ Listing Rule 5605. We believe that Mr. Friedman and Mr. Cingari would not be considered “independent” pursuant to NASDAQ Listing Rule 5605 for purposes of membership on any audit, compensation or nominating committees established by the Parent Company’s Board of Directors.

Our common stock was currently quoted on the OTC Bulletin Board, or the OTCBB, and OTCQB. Since neither the OTCBB nor the OTCQB has its own rules for director independence, we use the definition of independence established by the NYSE Amex (formerly the American Stock Exchange). Under applicable NYSE Amex rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We periodically review the independence

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended 2012 and 2011 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2012	2011

Audit fees	$25,500	$8,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$25,500	$8,500

Audit Fees: Represents fees for professional services provided for the audit of our annual financial statements, services that are performed to comply with generally accepted auditing standards, and review of our financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

Audit-Related Fees: Represents the fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. The Board of Directors considers Accell Audit & Compliance P.A., to be well qualified to serve as our independent public accountants, for the year ended October 31, 2011.

The Audit Committee will approve all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwriting) and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the "de minimus" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision. The Audit Committee may review and approve the scope and staffing of the independent auditors' annual audit plan.

Tax Fees: This represents professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees: Our Auditor was paid no other fees for professional services during the fiscal years ended October 31, 2012 and October 31, 2011.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors. The Board of Director’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, including the estimated fees and other terms of any such engagement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements: See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K

EXHIBITS

Exhibit	Description

2.1

Assignment Agreement dated October 11, 2012 among AC LaRocco, Inc., the Company’s wholly-owned subsidiary, ACL Foods, LLC, Rose & Shore, Inc., and Windsor Marketing Associates, Inc., (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2012)

2.2

Consulting Agreement dated October 11, 2012 among Fresh Harvest Products, Inc. And Better For You Foods LLC, (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2012)

2.3

Asset Purchase Agreement dated March 2, 2010 among Fresh Harvest Products, Inc., Take and Bake, Inc., doing business as A.C. LaRocco Pizza Company, Clarence Scott and Karen Leffler (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2010)

2.4

Asset Acquisition Memorandum dated March 2, 2010 among Fresh Harvest Products, Inc., Take & Bake Inc d/b/a AC LaRocco Pizza Company, Clarence Scott and Karen Leffler (Incorporated by reference to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended October 31, 2010)

2.5

Merger Agreement between Serino 1, Corp. and Fresh Harvest Products, Inc. (the NY corporation) (Incorporated by reference to the Company’s Current Report on Form 8 K filed with the SEC on January 27, 2006)

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

38

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

31.1

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2013.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Office and Principal Financial Officer).

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2012 formatted in Extensible Business Reporting Language (XBRL):

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

Date: February 1, 2021	By:	/s/ Michael J. Friedman
	Name:	Michael J. Friedman,
	Titles:	President, Chief Executive Officer,
Chief Financial Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael J. Friedman	February 1, 2021
Michael J. Friedman,
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Jay Odintz	February 1, 2021
Jay Odintz – Director.

