Form 10-Q
period 2013-01-31
Fresh Harvest Products, Inc.
filed 2021-02-01
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

917.566.1080

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (April 30, 2012): $1,282,733 (1,068,943,779 shares at a per share price of $.0012)

As of January 31, 2013, there were 1,635,610,445 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless stated otherwise or the context otherwise requires, the words “we,” “us,” “our,” the “Company” or “Fresh Harvest” in this “Quarterly Report on Form 10-Q collectively refers to Fresh Harvest Products, Inc., a New Jersey corporation (the “Parent Company”), and its subsidiaries. The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” relating to the Company, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

2

FRESH HARVEST PRODUCTS, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31, 2013	October 31, 2012
	(Unaudited)	(Unaudited)
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,258,788	$1,150,349
Accrued interest	194,732	176,747
Accrued expenses, related party, current	32,312	32,312
Notes payable, current, net of debt discount	415,400	406,083
Derivative liability	396,223	334,526
Total current liabilities	2,297,455	2,100,017
Total liabilities	2,297,455	2,100,017

Commitments and contingencies (Note 10)

Stockholders' deficit
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 issued and outstanding, respectively	500	500
Common stock, $.0001 par value, 2,000,000,000 authorized shares,1,635,610,445 shares issued and outstanding	163,562	163,562
Additional paid in capital	7,054,106	7,054,106
Accumulated deficit	(9,515,623)	(9,318,185)

Total stockholders' deficit	(2,297,455)	(2,100,017)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to unaudited consolidated financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	three months ended	three months ended
	January 31, 2013	January 31, 2012
	(Unaudited)	(Unaudited)

Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses
Sales and marketing	50,000	83,768
Salaries and wages	36,000	36,000
General and administrative	22,339	200,696
Legal and professional fees	100	33,850
Total operating expenses	108,439	354,314

Loss from operations	(108,439)	(354,314)

Other income (expense)
Income from forgiveness of debt	-	15,692
Change in fair value of derivative liabilities	(61,697)	(5,802)
Interest expense	(27,302)	(21,221)
Total other income (expenses)	(88,999)	(11,331)
Loss before provision for income taxes	(197,438)	(365,645)

Provision for income taxes	-	-
Net loss from continuing operations	$(197,438)	$(365,645)
Net income (loss) from discontinued operations, net of income taxes	-	(25,962)

Net loss	$(197,438)	$(391,607)

Basic and diluted loss per share from continued operations	$(0.00)	$(0.00)
Basic and diluted loss per share from discontinued operations	$(0.00)	$(0.00)
Basic and dilutive loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and dilutive	1,635,610,445	575,536,907

See accompanying notes to unaudited consolidated financial statements

FRESH HARVEST PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	three months ended	three months ended
	January 31, 2013	January 31, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(197,438)	$(391,607)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	-	1,216
Income from forgiveness of debt	-	(15,692)
Amortization of debt discounts	9,317	7,501
Change in fair value of derivative liabilities	61,697	5,802
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	108,439	226,667
Accrued interest	17,985	14,181
Net cash provided by (used in) from operating activities	-	(151,932)

Cash flows from financing activities:
Proceeds from issuance of loans payable	-	149,407
Proceeds from advances from related parties	-	3,928
Net cash provided by financing activities	-	153,335

Net (decrease) increase in cash	-	1,403

Cash, beginning of period	-	-

Cash, end of period	$-	$1,403

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Common stock issued for conversion of debt, accounts payable and accrued expenses	$-	$612,446

See accompanying notes to unaudited consolidated financial statements

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Fresh Harvest Products, Inc., a New Jersey corporation (the “Company”), is engaged in the software and mobile application development and video production businesses.

The Company previously operated as a natural and organic food products company before management decided to transition the Company’s line of business to capitalize on its relationships within the rapidly growing Software-as-a-Service (SaaS), enterprise software and mobile application markets.

During October 2012, the Company began integrating a digital plan and strategy which will shift the Company’s focus on expanding the online network and community, as well as an expansion of online services, with a focus on developing various SaaS models in the health, wellness, fitness, lifestyles of health and sustainability (LOHAS) and healthcare industries.

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

On October 11, 2012, Fresh Harvest Products, Inc. (referred to herein as the “Company”, “we”, “us” and “our”), the Company, AC LaRocco, Inc., the Company’s wholly-owned subsidiary (the “Subsidiary”), ACL Foods, LLC (“Foods”), and Rose & Shore, Inc. (“R&S”), entered into an agreement (the “Agreement”) pursuant to which the parties agreed to enter into a transaction whereby (i) Foods & R&S released the Company and the Subsidiary from their respective debt obligations to Foods & R&S, including the Secured Promissory Note, the Security Agreement, the Tri-party Agreement, the Assignment and License Agreement (between the Subsidiary and R&S), the Accounts Collection “Lock Box Agreement (between the Subsidiary and R&S), and the personal guaranty of the Subsidiaries obligations to R&S executed by Michael Friedman, the Company’s President & CEO; and (ii) Foods assumed obligations and fees due R&S and a certain food broker for a retail client of the Subsidiary’s, in consideration for the assignment to Foods of the rights, title and interest in certain intellectual property rights of the Subsidiary and R&S.  Each of the parties had been or were a manufacturer (or related to manufacturer) of the Subsidiary, up to the date of these Agreements, and both parties were creditors of the Subsidiary.

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

For the quarters ended January 31, 2013 and 2012, the Company reported a net loss of $197,438 and $391,607, respectively.

As of January 31, 2013, the Company maintained total assets of $0, total liabilities including long-term debt of $2,297,455 along with an accumulated deficit of $9,515,623.

The Company believes that additional capital will be required to fund operations through the quarter ended July 31, 2013 and beyond, as it attempts to generate increasing revenue, and develop new products. The Company intends to attempt to raise capital through additional equity offerings and debt obligations. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying quarterly financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s insolvent financial condition also may create a risk that the Company may be forced to file for protection under applicable bankruptcy laws or state insolvency statutes. The Company also may face the risk that a receiver may be appointed. The Company may face additional risks resulting from our current financial condition. For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the limited funds that the Company has received there can be no assurance that the Company will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the quarters ended January 31, 2013 and 2012.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the consolidated statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of January 31, 2013 and October 31, 2012.

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

Revenue Recognition and Sales Incentives

Sales will be recognized when an online or mobile transaction is processed, which occurs when a user of one of software products purchases the products online or in an app. Sales are reported net of sales incentives, which could include discounts and promotions.

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

For the three month periods ended January 31, 2013 and 2012, the Company recognized $0 and $0 in stock based compensation expense, which is included within the operating expenses on the consolidated statements of operations. The stock was valued at the closing price on the date issued less a 20% discount.

Recently Issued Accounting Pronouncements

As of and for the fiscal quarter ended January 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of this report; the date the consolidated financial statements were available for issue.

NOTE 4. NOTES PAYABLE - RELATED PARTIES

As of January 31, 2013 and October 31, 2012 the Company had $32,312 in outstanding notes payable to related parties. As of January 31, 2013 and October 31, 2012, the Company had $808 and $0, respectively, in outstanding interest to related parties.  The outstanding notes payable have one-year terms and 10% interest rates. The principal amount of the notes and accrued and unpaid interest is convertible into common shares of the Company upon the due date at $0.0001 per share, subject to adjustments.

NOTE 5. NOTES PAYABLE

The Company did not enter into any notes payable during the quarter ended January 31, 2013.   As of January 31, 2013 and October 31, 2012, the notes payable are as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 1/31/13	Principal Balance 10/31/12
10/31/12	$104,278	10/31/13	10%	lesser $0.0015 or 50% discount to market	$104,278	$104,278
3/16/12	50,000	9/16/12	10%	$0.00200	60,000	60,000
2/14/12	14,900	2/14/13	10%	$0.00100	24,900	24,900
2/10/12	25,000	8/10/12	10%	$0.00119	25,000	25,000
1/26/12	40,000	7/26/12	10%	$0.00113	8,000	8,000
1/26/12	65,595	7/26/12	10%	$0.00113	27,595	27,595
10/18/11	1,900	10/18/11	8%	no written agreement	6,900	6,900
10/11/11	2,500	4/11/12	12%	$0.00390	2,500	2,500
8/25/11	108,101	2/25/12	10%	$0.01000	2,631	2,631
10/3/10	20,000	10/3/12	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	10/31/10	8%	no written agreement	4,000	4,000
8/31/09	5,000	8/31/12	12%	lesser $0.01 or 20% discount to market	5,000	5,000
8/26/09	20,000	8/26/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
8/25/09	20,000	8/25/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
2/26/07	30,000	2/26/09	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	4/17/09	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	6/15/09	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	1/29/09	10%	$0.95000	15,000	15,000
4/17/07	15,000	4/17/09	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	12/23/08	10%	$0.95000	18,000	18,000
11/30/06	50,000	11/30/08	10%	$0.85000	50,000	50,000
9/16/06	100,000	9/9/08	12%	35% discount to market	38,000	38,000
10/1/05	15,000	4/1/07	10%	$0.50000	15,000	15,000
Total					$546,804	$546,804
Debt Discount					(131,404)	(140,721)
Total					$415,400	$406,083

The Company currently has a total of twenty-two convertible promissory notes that are in default and the Company may be subject to legal proceedings or lawsuits from any number of those convertible noteholders.

NOTE 6. DERIVATIVE LIABILITY

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of January 31, 2013 and October 31, 2012 and the amounts that were reflected in income related to derivatives for the quarter and year then ended:

	January 31, 2013
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	3,302,075,841	$(396,223)

	October 31, 2012
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	1,927,22,214	$(334,526)

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended January 31, 2013 and 2012:

The financings giving rise to derivative financial instruments and the income effects:

	Three Months Ended
	January 31, 2013	January 31, 2012
Compound embedded derivative	$61,697	$(5,802)
Day one derivative loss	-	-
Total derivative gain (loss)	$61,697	$(5,802)

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

	January 31, 2013		January 31, 2012
Quoted market price on valuation date	$0.0002		$0.0021
Contractual conversion rate	$0.0009 - $0.00015		$0.00111 - $0.00015
Range of effective contractual conversion rates	--		--
Contractual term to maturity	0.25 – 0.75	Years	1	Year
Market volatility:
Volatility	138.28% - 238.13%		138.28% - 238.13%
Contractual interest rate	5% - 12%		5% - 12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the quarter ended January 31, 2013 and the year ended October 31, 2012.

	January 31, 2013	October 31, 2012
Beginning balance	$334,526	$176,871
Issuances:
Convertible Note Financing	-	182,648
Changes in fair value inputs and assumptions reflected in income	(61,697)	(24,993)
Ending balance	$396,223	$334,526

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

The Company has approximately $2,600,000 in gross deferred tax assets at January 31, 2013, resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of January 31, 2013.

The Company had net operating losses (NOLs) as of January 31, 2013 of approximately $7,700,000 for federal tax purposes, portions of which are currently expiring each year through 2033. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the quarterly periods ended January 31, 2013 and 2012 due to losses and full valuation allowances against net deferred tax assets.

As of October 31 2012, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	(34%)
State taxes – net of federal benefits	(5%)
Valuation allowance	39%
Income tax rate – net	0%

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

Based on management’s review of the Company’s tax position, the Parent Company and subsidiaries had no significant unrecognized corporate tax liabilities as of January 31, 2013 and 2012 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 9. UNPAID PAYROLL TAXES

As of January 31, 2013, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $135,875 and $30,084, respectively, plus applicable interest and penalties. The total amount due to both taxing authorities including penalties and interest was $165,959 as of January 31, 2013, and $165,959 as of October 31, 2012, subject to further penalties and interest plus accruals on unpaid wages.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Rent

As of January 31, 2013, the Parent Company maintains its office in New York, New York.  There is a month-to-month office lease. The rent is approximately $1,050 per month for our current office location.  For the three month periods ended January 31, 2013 and 2012, rent expense was $3,150 and $5,300, respectively, and is included within general and administrative expenses on the consolidated statements of operations.

As of January 31, 2013 and October 31, 2012, the total amount owed to related party was $27,200 and $24,050, including $8,000 and $4,850, respectively, for accumulated rent.

IRS Tax Lien

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company.

NOTE 11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through January 29, 2021, the date the financial statements were available to be issued, and determined that there were no such events requiring adjustment to, or disclosure in, the accompanying financial statements, other than included below.

Change of Domicile

On November 3, 2017 the Company changed its domicile from New Jersey to Delaware and authorized shares to 20 Billion shares of common stock, par value, $0.000001 per shares, and 500 Million shares of Series A Preferred Stock, par value, $0.000001 per shares, and 500 Million Shares of Series B Preferred Stock, par value, $0.000001 per shares. Each share of Series A and Series B Preferred Stock is convertible into 100 shares of the Company’s common stock.

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

Increase of Authorized Common and Preferred Shares.

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

On December 31, 2020 the Company issued 1,050,000,000 common shares for services rendered to the Company. On December 31, 2020 five (5) Noteholders, including the Company’s Board of Director Members, converted a total of $1,970,491 of convertible promissory notes into 40,702,104,817 common shares of the Company. The Company’s two Board of Director Members converted a total of $1,644,825 of convertible promissory notes into a total of 34,267,187,500 common shares. The Company’s Board of Director Members control approximately 87.32% of the voting rights of the Company. The 3 (three) Noteholders converted a total of $325,666 of convertible promissory notes into a total of 6,439,917,317 common shares.

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

Overview

Fresh Harvest previously operated as a natural and organic food products company before management decided to transition the Company's line of business to capitalize on its relationships within the rapidly growing software as a service (SaaS), enterprise software and mobile application markets. The Company is engaged in the software and mobile application development and video production businesses.

During October 2012, the Company began integrating a digital plan and strategy which will shift the Company’s focus on expanding the online network and community, as well as an expansion of online services, with a focus on developing various SaaS models in the health, wellness, fitness LOHAS and healthcare industries.

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

The Company has no liquid cash and other liquid assets on hand as of January 31, 2013, and this is not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q has been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

Results of Operations for the Three Months Ended January 31, 2013 and January 31, 2012

Financial Information from Comparative Fiscal Year Periods

For the quarter ended January 31, 2013, we recorded gross revenues of $0 versus $0, for the quarter ended January 31, 2012. The Company believes that this is due to the Company’s selling its revenue generating business in Q4 2012 and subsequently shifting its business model.

For the quarter ended January 31, 2013, gross profit was $0 versus $0 over the quarter ended January 31, 2012. The Company believes that this is due to the Company’s selling its revenue generating business in Q4 2012 and subsequently shifting its business model.

For the quarter ended January 31, 2013, operating expenses decreased to $108,439 from $354,314 or $245,875, 69.39% over the quarter ended January 31, 2012.  The decrease is due to the Company’s transition out of the food and beverage business to software and mobile applications which caused a decrease in operations, sales, marketing and general and administrative expenses.

For the quarter ended January 31, 2013, interest expense on our convertible notes payable increased to $27,302 from $21,221 or 28.66% over the quarter ended January 31, 2012. This increase is primarily due to an increase in derivative liabilities during the quarter ended January 31, 2012.

For the quarter ended January 31, 2013, we realized a net loss of $197,438 as compared to a net loss of $391,607 for the quarter ended January 31, 2012. The decrease of $194,169 was primarily due to a decrease in general and administrative expenses, legal and professional and sales and marketing expenses.

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

As of January 31, 2013, we had current assets of $0. We had fixed assets with a net book value of $0 and we had total liabilities of $2,297,455.

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

If we are unable to raise the required financing, we may have to cease operations. We currently have no history operating as a software company. This will continue until we have established a satisfactory operating history. We cannot estimate, with any certainty, how long this may take, or if it will occur at all. Our inability to build an operating history could have a significant impact upon our liquidity. Similarly, if and when we hire additional personnel, including management and sales personnel, the cost related to such hiring will have a significant impact on our liquidity and deployment of funds.

As of January 31, 2013, the Company owed the Internal Revenue Service and New York payroll, unemployment and other related taxes in the approximate amounts of $135,875 and $30,084, respectively, plus applicable interest and penalties. The total amount due to the taxing authorities including penalties and interest was $165,959 as of January 31, 2013 and $165,959 as of October 31, 2012, subject to further penalties and interest. The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Estimates

Our interim unaudited consolidated financial statements as of January 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods covered.

A summary of accounting policies that have been applied to the historical financial statements can be found in Note No. 3 to our consolidated financial statements.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of January 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●

We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer. This control deficiency did result in adjustments to our 2012 and 2013 interim and annual financial statements. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

This Quarterly Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

Changes in Internal Controls over Financial Reporting

During the quarter ended January 31, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of January 31, 2013, we were not a party to any material legal proceedings.  We currently have twenty-two (22) convertible promissory notes that are in default and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders.

During the fiscal quarter ended January 31, 2013, the Parent Company was not involved in any legal proceedings.

Item 1A. Risk Factors.

We are subject to various risks that may materially harm our business, financial condition and results of operations. An investor should carefully consider the risks and uncertainties described below and the other information in this Quarterly Report on Form 10-Q before deciding to purchase our securities. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline or we may be forced to cease operations.

RISKS RELATED TO OUR BUSINESS

We have limited capital resources and have experienced net losses and negative cash flows and we expect these conditions to continue for the foreseeable future, as such we expect that we will need to obtain additional financing to continue to operate our business. Such financing may be unavailable or available only on disadvantageous terms, which could cause the Company to curtail its business operations and delay the execution of its business plan. To date, we have not generated significant revenues. Our net losses for the quarters ended January 31, 2013 and 2012 were $197,438 and $391,607 respectively. As of January 31, 2013, we realized an accumulated deficit of $9,515,623 and we had no cash on hand. Our revenues have not been sufficient to sustain our operations and we expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. As such, we expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse affect on our business. The items discussed above raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our products achieve market acceptance and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

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

Accrued and Unpaid Payroll Taxes. As of January 31, 2013, the Company owed the Internal Revenue Service and New York payroll, unemployment and other related taxes in the approximate amounts of $135,875 and $30,084, respectively, plus applicable interest and penalties. The total amount due to the taxing authorities including penalties and interest was $165,959 as of January 31, 2013 and $165,959 as of October 31, 2012, subject to further penalties and interest. The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company. If we are unable to resolve these tax liabilities such failure could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

Other companies, many of which have greater resources than we have, may develop competing products which may cause our products to become noncompetitive which could have an adverse affect on our business. We will be competing with firms that sell software and mobile services, products and applications. In addition, additional potential competitors enter the market and build software products which compete with our products and services. Many of these current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, well-established business organizations and significantly greater resources. There can be no assurance that one or more such companies will not succeed in developing or marketing products that will render our products noncompetitive. If we fail to compete successfully, our business would suffer.

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

Significant Control of the Company is held by management and the Board of Directors. As of January 31, 2013 our directors and officers hold the power to vote an aggregate of about 52.50% of our common shares. As a result, any person who acquires our common shares will likely have little or no ability to influence or control the Company.

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

RISKS RELATING TO OUR BUSINESS

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

We May Incur Significant Operating Losses In The Future, Which May Force Us to Cease Operations Or Significantly Curtail Our Business. Our success to generate revenues depends on numerous factors, including the ability to service our clients, provide needed information technology services and products, collect revenues from potential clients, and to develop new markets. However, developing new products and markets will lead to more expenses, being incurred as we have to, among other things:

•	hire additional personnel, including marketing personnel, engineers and other technical staff;
•	hire senior executives and members of our senior management team;
•	expand our selling and marketing activities;
•	expand our product and service offerings;
•	upgrade our operational and financial systems, procedures and controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended January 31, 2013, the Parent Company did not have any unregistered sales of any equity securities.

Item 3. Defaults Upon Senior Securities.

During the fiscal quarter ended January 31, 2013, the Parent Company was in default of all of its convertible notes, including three convertible notes from 2009 which were senior to the Company’s previous note holders.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2013 formatted in Extensible Business Reporting Language (XBRL):

(i)   the Consolidated Balance Sheets,

(ii)  the Consolidated Statements of Operations,

(iii) the Consolidated Statements of Cash Flows and

(iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fresh Harvest Products, Inc.
(Registrant)

Date: February 1, 2021	/s/ Michael Jordan Friedman
Michael Jordan Friedman, President,
Chief Executive Officer and Chief Financial Officer

