Form 10-Q
period 2013-04-30
Fresh Harvest Products, Inc.
filed 2021-02-01
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (April 30, 2013):  $327,122 (1,635,610,445 shares at a per share price of $.0002)

As of April 30, 2013, there were 1,635,610,445 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

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

2

FRESH HARVEST PRODUCTS, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30, 2013	October 31, 2012
	(Unaudited)	(Unaudited)
ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,267,068	$1,150,349
Accrued interest	216,596	176,747
Notes payable, related party, current	32,312	32,312
Notes payable, current, net of debt discount	430,336	406,083
Derivative liability	650,523	334,526
Total current liabilities	2,596,835	2,100,017
Total liabilities	2,596,835	2,100,017

Commitments and contingencies (Note 10)

Stockholders' deficit
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 issued and outstanding	500	500
Common stock, $.0001 par value, 2,000,000,000 authorized shares, 1,635,610,445 shares outstanding	163,562	163,562
Additional paid in capital	7,054,106	7,054,106
Accumulated deficit	(9,815,003)	(9,318,185)
Total stockholders' deficit	(2,596,835)	(2,100,017)
Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to unaudited consolidated financial statements

FRESH HARVEST PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the	For the	For the
	three months ended	three months ended	six months ended	six months ended
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-
Operating expenses
Salaries and wages	36,000	36,000	72,000	72,000
Sales and marketing	-	142,886	50,000	226,655
Legal and professional fees	1,000	39,310	1,100	73,160
General and administrative	21,281	134,530	43,618	335,226
Total operating expenses	58,281	352,726	166,718	707,041
Income (loss) from operations	(58,281)	(352,726)	(166,718)	(707,041)
Other income (expense)
Income from forgiveness of debt	-	108,602	-	124,294
Change in fair value of derivatives	(204,300)	32,378	(265,997)	26,576
Interest expense	(36,802)	(16,307)	(64,103)	(37,528)
Total other income (expenses)	(241,102)	124,673	(330,100)	113,342

Loss before provision for income taxes	(299,383)	(228,053)	(496,818)	(593,699)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	$(299,383)	$(228,053)	$(496,818)	$(593,699)
Net income (loss) from discontinued operations, net of income taxes	-	89,189	-	63,227
Net loss	$(299,383)	$(138,864)	$(496,818)	$(530,472)
Basic and diluted loss per share from continued operations	$(0.000)	$(0.000)	$(0.000)	$(0.001)
Basic and diluted loss per share from discontinued operations	$(0.000)	$(0.000)	$(0.000)	$(0.000)
Basic and dilutive loss per share	$(0.000)	$(0.000)	$(0.000)	$(0.001)
Weighted average common shares outstanding - basic and dilutive	1,635,610,445	828,517,229	1,635,610,445	724,521,655

See accompanying notes to unaudited consolidated financial statements

FRESH HARVEST PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	six months ended	six months ended
	April 30, 2013	April 30, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(496,818)	$(530,472)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	-	2,431
Stock issued for services	-	378,714
Income from forgiveness of debt	-	(124,294)
Amortization of debt discount	24,254	28,275
Change in fair value of derivative liabilities	315,997	(37,156)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	116,719	91,261
Accrued interest	39,848	9,253
Net cash provided by (used in) from operating activities	-	(181,988)

Cash flows from financing activities: Cash flows from financing activities:
Proceeds from issuance of loans payable	-	165,326
Proceeds from advances from related parties	-	17,179
Net cash provided by financing activities	-	182,505

Net (decrease) increase in cash	-	517

Cash, beginning of period	-	-
Cash, end of period	$-	$517

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Common stock issued for conversion of debt, accounts payable and accrued expenses	$-	$612,446

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

For the quarters ended April 30, 2013 and 2012, the Company reported a net loss of $299,383 and $138,864, respectively.

As of April 30, 2013, the Company maintained total assets of $0, total liabilities including long-term debt of $2,596,835 along with an accumulated deficit of $9,815,003.

The Company believes that additional capital will be required to fund operations through the quarter ended October 31, 2013 and beyond, as it attempts to generate increasing revenue, and develop new products. The Company intends to attempt to raise capital through additional equity offerings and debt obligations. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying quarterly financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the quarters ended April 30, 2013 and 2012.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the consolidated statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of April 30, 2013 and October 31, 2012.

Net Loss Per Share Calculation

Basic net loss per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.   Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

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

Advertising

Advertising is expensed when incurred. For the three month period ended April 30, 2013 and 2012, advertising expense was $0 and $0, respectively. For the six month period ended April 30, 2013 and 2012, advertising expense was $0 and $0, respectively.

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

For the three month period ended April 30, 2013 and 2012, the Company recognized $0 and $53,706 in stock based compensation expense, which is included within the operating expenses on the consolidated statement of operations.  The stock was valued at the closing price on the date issued less a 20% discount.

For the six month period ended April 30, 2013 and 2012, the Company recognized $0 and $378,714 in stock based compensation expense, which is included within the operating expenses on the consolidated statement of operations.  The stock was valued at the closing price on the date issued less a 20% discount.

Recently Issued Accounting Pronouncements

As of and for the fiscal quarter ended April 30, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of this report; the date the consolidated financial statements were available for issue.

NOTE 4. NOTES PAYABLE – RELATED PARTIES

As of April 30, 2013 and October 31, 2012 the Company had $32,312 in outstanding notes payable to related parties. As of April 30, 2013 and October 31, 2012, the Company had $1,616 and $0, respectively, in outstanding interest to related parties.  The outstanding notes payable have one-year terms and 10% interest rates. The principal amount of the notes and accrued and unpaid interest is convertible into common shares of the Company upon the due date at $0.0001 per share, subject to adjustments.

NOTE 5. NOTES PAYABLE

The Company did not enter into any notes payable during the quarter ended April 30, 2013. As of April 30, 2013 and October 31, 2012, the notes payable are as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 4/30/13	Principal Balance 10/31/12
2/1/13	$50,000	2/1/14	10%	lesser $0.0015 or 50% discount to market	$50,000	$-
10/31/12	104,278	10/31/13	10%	lesser $0.0015 or 50% discount to market	104,278	104,278
3/16/12	50,000	9/16/12	10%	$0.00200	60,000	60,000
2/14/12	14,900	2/14/13	10%	$0.00100	24,900	24,900
2/10/12	25,000	8/10/12	10%	$0.00119	25,000	25,000
1/26/12	40,000	7/26/12	10%	$0.00113	8,000	8,000
1/26/12	65,595	7/26/12	10%	$0.00113	27,595	27,595
10/18/11	1,900	10/18/11	8%	no written agreement	6,900	6,900
10/11/11	2,500	4/11/12	12%	$0.00390	2,500	2,500
8/25/11	108,101	2/25/12	10%	$0.01000	2,631	2,631
10/3/10	20,000	10/3/12	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	10/31/10	8%	no written agreement	4,000	4,000
8/31/09	5,000	8/31/12	12%	lesser $0.01 or 20% discount to market	5,000	5,000
8/26/09	20,000	8/26/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
8/25/09	20,000	8/25/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
2/26/07	30,000	2/26/09	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	4/17/09	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	6/15/09	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	1/29/09	10%	$0.95000	15,000	15,000
4/17/07	15,000	4/17/09	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	12/23/08	10%	$0.95000	18,000	18,000
11/30/06	50,000	11/30/08	10%	$0.85000	50,000	50,000
9/16/06	100,000	9/9/08	12%	35% discount to market	38,000	38,000
10/1/05	15,000	4/1/07	10%	$0.50000	15,000	15,000
Total					$596,804	$546,804
Debt Discount					(166,468)	(140,721)
Total					$430,336	$406,083

The Company currently has a total of twenty-two convertible promissory notes that are in default and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders.

NOTE 6. Derivative LIABILITY

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of April 30, 2013 and October 31, 2012 and the amounts that were reflected in income related to derivatives for the quarter and year then ended:

	April 30, 2013
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	3,298,855,788	$(650,523)

	October 31, 2012
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	1,927,22,214	$(334,526)

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended April 30, 2013 and 2012:

The financings giving rise to derivative financial instruments and the income effects:

	Six Months Ended
	April 30, 2013	April 30, 2012
Compound embedded derivative	$(243,997)	$26,576
Day one derivative loss	(22,000)	-
Total derivative gain (loss)	$(265,997)	$26,576

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

	April 30, 2013	April 30, 2012
Quoted market price on valuation date	$0.0003	$0.0012
Contractual conversion rate	$0.0001 - $0.00023	$0.00070 - $0.00114
Range of effective contractual conversion rates	--	--
Contractual term to maturity	0.25 – 0.75 Years	1.00 Year
Market volatility:
Volatility	138.28% - 238.13%	138.28% - 238.13%
Contractual interest rate	5% - 12%	5% - 12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the quarter ended April 30, 2013 and the year ended October 31, 2012.

	April 30, 2013	October 31, 2012
Beginning balance	$334,526	$176,871
Issuances:
Convertible Note Financing	50,000	182,648
Changes in fair value inputs and assumptions reflected in income	265,997	(24,993)
Ending balance	$650,523	$334,526

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

The Company has approximately $2,700,000 in gross deferred tax assets at April 30, 2013, resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of April 30, 2013.

The Company had net operating losses (NOLs) as of April 30, 2013 of approximately $7,900,000 for federal tax purposes, portions of which are currently expiring each year through 2033. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the quarterly periods ended April 30, 2013 and 2012 due to losses and full valuation allowances against net deferred tax assets.

As of October 31, 2012, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

Based on management’s review of the Company’s tax position, the Parent Company and subsidiaries had no significant unrecognized corporate tax liabilities as of April 30, 2013 and 2012 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 9. UNPAID PAYROLL TAXES

As of April 30, 2013, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $135,875 and $30,084, respectively, plus applicable interest and penalties. The total amount due to both taxing authorities including penalties and interest a was $165,959 as of April 30, 2013, and $165,959 as of October 31, 2012, subject to further penalties and interest plus accruals on unpaid wages.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Rent

As of April 30, 2013, the Parent Company maintains its office in New York, New York. There is a month-to-month office lease. The rent is approximately $1,050 per month for our current office location.

For the three month period ended April 30, 2013 and 2012, rent expense was $3,150 and $4,850, respectively, and is included within general and administrative expenses on the consolidated statement of operations. For the six month period ended April 30, 2013 and 2012, rent expense was $6,300 and $10,150, respectively, and is included within general and administrative expenses on the consolidated statement of operations.

As of April 30,  2013 and October 31, 2012, the total amount owed to related party was $30,350 and $24,050, including $11,150 and $4,850, respectively, for accumulated rent.

IRS Tax Lien

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company.

NOTE 11 SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through January 29, 2021, the date the financial statements were available to be issued, and determined that there were no such events requiring adjustment to, or disclosure in, the accompanying financial statements, other than included below:.

Change of Domicile

On November 3, 2017 the Company changed its domicile from New Jersey to Delaware and authorized shares to 20 Billion shares of common stock, par value, $0.000001 per shares, and 500 Million shares of Series A Preferred Stock, par value, $0.000001 per shares, and 500 Million Shares of Series B Preferred Stock, par value, $0.000001 per shares,  Each share of Series A and Series B Preferred Stock is convertible into 100 shares of the Company’s common stock.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.

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

The Company has no liquid cash and other liquid assets on hand as of April 30, 2013 are not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

Results of Operations for the Three Months Ended April 30, 2013 and April 30, 2012

Financial Information from Comparative Fiscal Year Periods

For the quarter ended April 30, 2013, we recorded gross revenues of $0 versus $0, for a 0% change over the quarter ended April 30, 2012. The Company believes that this was due to the Company’s shift in its business model.

For the quarter ended April 30, 2013, gross profit was $0 versus $0 for a 0% change over the quarter ended April 30, 2012. The Company believes that this is due to the Company’s shift in its business model.

For the quarter ended April 30, 2013, operating expenses decreased to $58,281 from $352,726 or 83.48% over the quarter ended April 30, 2012.  The decrease is due to the Company’s transition out of the food and beverage business to software and mobile applications which caused a decrease in operations, sales, marketing and general and administrative expenses.

For the quarter ended April 30, 2013, interest expense on our convertible notes payable increased to $36,802 from $16,307 or over the quarter ended April 30, 2012.  This increase is primarily due to an increase in derivative liabilities during the quarter ended April 30, 2013.

For the quarter ended April 30, 2013, we realized a net loss of $299,383 as compared to a net loss of $138,864 for the quarter ended April 30, 2012.  The increase of $160,519 was from discontinued operations and income from forgiveness of debt.

Results of Operations for the Six Months Ended April 30, 2013 and April 30, 2012

Financial Information from Comparative Fiscal Year Periods

For the six months ended April 30, 2013, we recorded gross revenues of $0 versus $0, for a 0% change for the six months ended April 30, 2012. The Company believes that this was due to the Company’s shift in its business model.

For the six months ended April 30, 2013, gross profit was $0 versus $0 for a 0% change for the six months ended April 30, 2012. The Company believes that this is due to the Company’s shift in its business model.

For the six months ended April 30, 2013, operating expenses decreased to $166,718 from $707,041 or 76.42% over the six months ended April 30, 2012.  The decrease is due to a decrease in general and administrative and sales and marketing expenses.

For the six months ended April 30, 2013, interest expense on our convertible notes payable increased to $64,103 from $37,528 over the six months ended April 30, 2012.  This increase is primarily due to an increase in derivative liabilities.

For the six months ended April 30, 2013, we realized a net loss of $496,818 as compared to a net loss of $530,472 for the six months ended April 30, 2012.  The decrease of $33,654 was from discontinued operations and operating expenses and income from forgiveness of debt.

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

As of April 30, 2013, we had current assets of $0.  We had fixed assets with a net book value of $0 and we had total liabilities of $2,596,835.

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

As of April 30, 2013, the Company owed the Internal Revenue Service and New York State payroll, unemployment and other related taxes in the approximate amounts of $135,875 and $30,084, respectively, plus applicable interest and penalties.   The total amount due to the taxing authorities including penalties and interest was $165,959 as of April 30, 2013, and $165,959 as of October 31, 2012, subject to further penalties and interest.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Estimates

Our interim unaudited consolidated financial statements as of April 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods covered.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of April 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

•

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

Changes in Internal Controls over Financial Reporting

During the quarter ended April 30, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of April 30, 2013, we were not a party to any material legal proceedings.  We currently have twenty-two (22) convertible promissory notes that are in default, and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders, including the below Notice of Commencement of Action Subject to Mandatory Electronic Filing.

On April 7, 2013, three note holders (Brook Hazelton, Benjamin M. Manalaysay, Jr., and Diego McDonald, the “Plaintiffs”), whom together invested a total principal amount of $45,000 in the form of Convertible Promissory Notes (the “Notes”) to the Company, together filed a “Notice of Commencement of Action Subject to Mandatory Electronic Filing” in the Supreme Count of the State of New York, County of New York.  The Plaintiffs alleged that the Company breached their contracts with the Plaintiffs, and included causes of action for unjust enrichment and related claims, seeking repayment of each of their respective convertible promissory notes plus interest.  Since the initial filing, the Plaintiffs have not proceeded with the case.

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

RISKS RELATED TO OUR BUSINESS

We have limited capital resources and have experienced net losses and negative cash flows and we expect these conditions to continue for the foreseeable future, as such we expect that we will need to obtain additional financing to continue to operate our business. Such financing may be unavailable or available only on disadvantageous terms, which could cause the Company to curtail its business operations and delay the execution of its business plan. To date, we have not generated significant revenues.  Our net losses for the six months ending April 30, 2013 and 2012 were $496,818 and $530,472, respectively.  As of April 30, 2013, we realized an accumulated deficit of $9,815,003 and we had no cash on hand.  Our revenues have not been sufficient to sustain our operations and we expect that our revenues will not be sufficient to sustain our operations for the foreseeable future.  As such, we expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse affect on our business.  The items discussed above raise substantial doubt about our ability to continue as a going concern.  We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our products achieve market acceptance and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

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

Accrued and Unpaid Payroll Taxes.  As of April 30, 2013, the Company owed the Internal Revenue Service and New York State payroll, unemployment and other related taxes in the approximate amounts of $135,875 and $30,084, respectively, plus applicable interest and penalties.  The total amount due to the taxing authorities including penalties and interest was $165,959 as of April 30, 2013, and $165,959 as of October 31, 2012 subject to further penalties and interest.  The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company.  If we are unable to resolve these tax liabilities such failure could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

Significant Control of the Company is held by management and the Board of Directors. As of April 30, 2013 our directors and officers hold the power to vote an aggregate of about 52.50% of our common shares. As a result, any person who acquires our common shares will likely have little or no ability to influence or control the Company.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended April 30, 2013 formatted in Extensible Business Reporting Language (XBRL):

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

Date: February 1, 2021

