Form 10-Q
period 2013-07-31
Fresh Harvest Products, Inc.
filed 2021-02-01
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (April 30, 2013): $327,122 (1,635,610,445 shares at a per share price of $.0002)

As of July 31, 2013, there were 1,635,610,445 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless stated otherwise or the context otherwise requires, the words “we,” “us,” “our,” the “Company” or “Fresh Harvest” in this “Quarterly Report on Form 10-Q collectively refers to Fresh Harvest Products, Inc., a New Jersey corporation (the “Parent Company”), and its subsidiaries. The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” relating to the Company, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

2

FRESH HARVEST PRODUCTS, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2013	October 31, 2012
	(unaudited)	(unaudited)
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,325,848	$1,150,349
Accrued interest	230,701	176,747
Notes payable, related party, current	32,312	32,312
Notes payable, current, net of debt discount	467,396	406,083
Derivative liability	556,733	334,526
Total current liabilities	2,612,990	2,100,017
Total liabilities	2,612,990	2,100,017

Commitments and contingencies (Note 10)

Stockholders’ deficit
Preferred stock, $.0001 par value, 5,000,000 shares authorized,
issued and outstanding	500	500
Common stock, $.0001 par value, 2,000,000,000 authorized shares,
1,635,610,445 shares outstanding	163,562	163,562
Additional paid in capital	7,054,106	7,054,106
Accumulated deficit	(9,831,158)	(9,318,185)
Total stockholders’ deficit	(2,612,990)	(2,100,017)

Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to unaudited consolidated financial statements.

FRESH HARVEST PRODUCTS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the	For the	For the	For the
	three months ended	three months ended	nine months ended	nine months ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Cost of goods sold	-	-	-	-
Gross profit	-	-	-	-

Operating expenses
Salaries and wages	36,000	36,000	108,000	108,000
Sales and marketing	-	2,659	50,000	229,314
Legal and professional fees	1,500	47,950	2,600	121,100
General and administrative	21,281	43,430	64,898	378,655
Total operating expenses	58,781	130,039	225,498	837,069
Income (loss) from operations	(58,781)	(130,039)	(225,498)	(837,069)

Other income (expense)
Income on forgiveness of debt	-	-	-	124,294
Change in fair value of derivatives	93,790	7,765	(172,207)	34,341
Interest (expense) income	(51,164)	68,860	(115,268)	31,322
Total other income (expenses)	42,626	76,625	(287,475)	189,957

Loss before provision for income taxes	(16,155)	(53,414)	(512,973)	(647,112)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	$(16,155)	$(53,414)	$(512,973)	$(647,112)
Net income (loss) from discontinued operations, net of income taxes	-	29,009	-	92,236

Net Loss	$(16,155)	$(24,405)	$(512,973)	$(554,876)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding (basic and diluted)	1,635,610,445	1,068,943,779	1,635,610,445	838,928,622

See accompanying notes to unaudited consolidated financial statements.

FRESH HARVEST PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	nine months ended	nine months ended
	July 31, 2013	July 31, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(512,973)	$(554,876)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	-	2,544
Stock issued for services	-	464,121
Income from forgiveness of debt	-	(124,294)
Amortization of debt discount	61,313	732
Change in fair value of derivative liabilities	222,207	(34,341)
Changes in operating assets and liabilities:
Accounts receivable	-	(31,591)
Inventory	-	7,385
Accounts payable and accrued expenses	175,499	255,097
Accrued interest	53,954	(32,064)
Net cash provided by (used in) from operating activities	-	(47,287)

Cash flows from financing activities:
Proceeds from issuance of loans payable	-	21,000
Proceeds from advances from related parties	-	26,287
Net cash provided by financing activities	-	47,287

Net (decrease) increase in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Common stock issued for conversion of debt, accounts payable and accrued expenses	$-	$626,490

See accompanying notes to unaudited consolidated financial statements.

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Fresh Harvest Products, Inc., a New Jersey corporation (the “Company”), is engaged in the software and mobile application development and video production businesses.

The Company previously operated as a natural and organic food products company before management decided to transition the Company’s line of business to capitalize on its relationships within the rapidly growing Software-as-a-Service (SasS), enterprise software and mobile application markets.

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

For the quarters ended July 31, 2013 and 2012, the Company reported a net loss of $16,155 and $24,405, respectively.

As of July 31, 2013, the Company maintained total assets of $0, total liabilities including long-term debt of $2,612,990 along with an accumulated deficit of $9,831,158.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the quarters ended July 31, 2013 and 2012.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the consolidated statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of July 31, 2013 and October 31, 2012.

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

Advertising

Advertising is expensed when incurred. For the three month period ended July 31, 2013 and 2012, advertising expense was $0 and $0, respectively. For the nine month period ended July 31, 2013 and 2012, advertising expense was $0 and $0, respectively.

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

For the three month period ended July 31, 2013 and 2012, the Company recognized $0 and $85,707 in stock based compensation expense, which is included within the operating expenses on the consolidated statement of operations.

For the nine month period ended July 31, 2013 and 2012, the Company recognized $0 and $464,121 in stock based compensation expense, which is included within the operating expenses on the consolidated statement of operations. The stock was valued at the closing price on the date issued less a 20% discount.

Recently Issued Accounting Pronouncements

As of and for the fiscal quarter ended July 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of this report; the date the consolidated financial statements were available for issue.

NOTE 4. NOTES PAYABLE – RELATED PARTIES

As of July 31, 2013 and October 31, 2012 the Company had $32,312 in outstanding notes payable to related parties. As of July 31, 2013 and October 31, 2012, the Company had $2,424 and $0, respectively, in outstanding interest to related parties. The outstanding notes payable have one-year terms and 10% interest rates. The principal amount of the notes and accrued and unpaid interest is convertible into common shares of the Company upon the due date at $0.0001 per share, subject to adjustments.

NOTE 5. NOTES PAYABLE

The Company did not enter into any notes payable during the quarter ended July 31, 2013. As of July 31, 2013 and October 31, 2012, the notes payable are as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 7/31/13	Principal Balance 10/31/12
2/1/13	$50,000	2/1/14	10%	lesser $0.0015 or 50% discount to market	$50,000	$-
10/31/12	104,278	10/31/13	10%	lesser $0.0015 or 50% discount to market	104,278	104,278
3/16/12	50,000	9/16/12	10%	$0.00200	60,000	60,000
2/14/12	14,900	2/14/13	10%	$0.00100	24,900	24,900
2/10/12	25,000	8/10/12	10%	$0.00119	25,000	25,000
1/26/12	40,000	7/26/12	10%	$0.00113	8,000	8,000
1/26/12	65,595	7/26/12	10%	$0.00113	27,595	27,595
10/18/11	1,900	10/18/11	8%	no written agreement	6,900	6,900
10/11/11	2,500	4/11/12	12%	$0.00390	2,500	2,500
8/25/11	108,101	2/25/12	10%	$0.01000	2,631	2,631
10/3/10	20,000	10/3/12	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	10/31/10	8%	no written agreement	4,000	4,000
8/31/09	5,000	8/31/12	12%	lesser $0.01 or 20% discount to market	5,000	5,000
8/26/09	20,000	8/26/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
8/25/09	20,000	8/25/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
2/26/07	30,000	2/26/09	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	4/17/09	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	6/15/09	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	1/29/09	10%	$0.95000	15,000	15,000
4/17/07	15,000	4/17/09	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	12/23/08	10%	$0.95000	18,000	18,000
11/30/06	50,000	11/30/08	10%	$0.85000	50,000	50,000
9/16/06	100,000	9/9/08	12%	35% discount to market	38,000	38,000
10/1/05	15,000	4/1/07	10%	$0.50000	15,000	15,000
Total					$596,804	$546,804
Debt Discount					(129,408)	(140,721)
Total					$467,396	$406,083

The Company currently has a total of twenty-two convertible promissory notes that are in default and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders.

NOTE 6. Derivative Financial Instruments

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of July 31, 2013 and October 31, 2012 and the amounts that were reflected in income related to derivatives for the quarter and year then ended:

	July 31, 2013
The financings giving rise to derivative	Indexed	Fair
financial instruments	Shares	Values
Compound embedded derivative	3,050,817,927	$(556,733)

	October 31, 2012
The financings giving rise to derivative	Indexed	Fair
financial instruments	Shares	Values
Compound embedded derivative	1,929,452,480	$(334,526)

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended July 31, 2013 and 2012:

The financings giving rise to derivative financial instruments and the income effects:

	Nine Months Ended
	July 31, 2013	July 31, 2012
Compound embedded derivative	$(150,207)	$34,341
Day one derivative loss	(22,000)	-
Total derivative gain (loss)	$(172,207)	$34,341

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

	July 31, 2013	July 31, 2012
Quoted market price on valuation date	$0.0003	$0.0005
Contractual conversion rate	$0.00011 - $0.00023	$0.00029 - $0.00046
Range of effective contractual conversion rates	--	--
Contractual term to maturity	0.25 – 0.50 Years	1.00 Year
Market volatility:
Volatility	138.28% - 238.13%	138.28% - 238.13%
Contractual interest rate	5% - 12%	5% - 12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the quarter ended July 31, 2013 and the year ended October 31, 2012.

	July 31, 2013	October 31, 2012
Beginning balance	$334,526	$176,871
Issuances:
Convertible Note Financing	50,000	182,648
Changes in fair value inputs and assumptions reflected in income	172,207	(24,993)
Ending balance	$556,733	$334,526

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

The Company has approximately $2,700,000 in gross deferred tax assets at July 31, 2013, resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero as of July 31, 2013.

The Company had net operating losses (NOLs) as of July 31, 2013 of approximately $8,000,000 for federal tax purposes, portions of which are currently expiring each year through 2033. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the quarterly periods ended July 31, 2013 and 2012 due to losses and full valuation allowances against net deferred tax assets.

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

Based on management’s review of the Company’s tax position, the Parent Company and subsidiaries had no significant unrecognized corporate tax liabilities as of July 31, 2013 and 2012 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 9. UNPAID PAYROLL TAXES

As of July 31, 2013, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $135,875 and $30,084 respectively, plus applicable interest and penalties. The total amount due to both taxing authorities including penalties and interest was $165,959 as of July 31, 2013, and $165,959 as of October 31, 2012, subject to further penalties and interest plus accruals on unpaid wages.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Rent

As of July 31, 2013, the Parent Company maintains its office in New York, New York. There is a month-to-month office lease. The rent is approximately $1,050 per month for our current office location.

For the three month period ended July 31, 2013 and 2012, rent expense was $3,150 and $3,150, respectively, and is included within general and administrative expenses on the consolidated statement of operations. For the nine month period ended July 31, 2013 and 2012, rent expense was $9,450 and $13,300, respectively, and is included within general and administrative expenses on the consolidated statement of operations.

As of July 31, 2013 and October 31, 2012, the total amount owed to related party was $33,500 and $24,050, including $17,450 and $4,850, respectively, for accumulated rent.

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

As of July 31, 2013, the Company had current assets of $0 that includes $0 cash. The Company has no liquid cash and other liquid assets on hand as of July 31, 2013 are not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

Results of Operations for the Three Months Ended July 31, 2013 and July 31, 2012

Financial Information from Comparative Fiscal Year Periods

For the quarter ended July 31, 2013, we recorded gross revenues of $0 versus $0, for no change for the quarter over the quarter ended July 31, 2012. The Company believes that the zero revenue was due to the Company’s shift in its business model.

For the quarter ended July 31, 2013, gross profit was $0 versus $0 for no change for the quarter over the quarter ended July 31, 2012. The Company believes that the zero gross profit is due to the Company’s shift in its business model.

For the quarter ended July 31, 2013, operating expenses decreased to $58,781 from $130,039 or 54.8% over the quarter ended July 31, 2012. The decrease is due to the Company’s transition out of the food and beverage business to software and mobile applications which caused a decrease in operations, sales, marketing and general and administrative expenses.

For the quarter ended July 31, 2013, interest expense on our convertible notes payable decreased to $51,164 from $68,860 over the quarter ended July 31, 2012. This decrease is primarily due to the notes payable interest accruals and derivative adjustments made during the quarter ended July 31, 2013.

For the quarter ended July 31, 2013, we realized a net loss of $16,155 as compared to a net loss of $24,405 for the quarter ended July 31, 2012. The decrease of $8,250 was due to several factors, including a decrease in legal and professional fees, sales, marketing and general and administrative expenses.

Results of Operations for the Nine Months Ended July 31, 2013 and July 31, 2012

For the nine months ended July 31, 2013, we recorded gross revenues of $0 versus $0, for no change for the nine months ended July 31, 2012. The Company believes that the zero revenue was due to the Company’s shift in its business model.

For the nine months ended July 31, 2013, gross profit was $0 versus $0 for no change for the nine months ended July 31, 2012. The Company believes that the zero gross profit is due to the Company’s shift in its business model.

For the nine months ended July 31, 2013, operating expenses decreased to $225,498 from $837,069 or 73.06% over the nine months ended July 31, 2012. The decrease is due to the Company’s transition out of the food and beverage business to software and mobile applications which caused a decrease in operations, sales, marketing and general and administrative expenses.

For the nine months ended July 31, 2013, interest expense on our convertible notes payable increased to $115,268 from $31,322 over the nine months ended July 31, 2012. This increase is primarily due to the notes payable interest accruals and derivative adjustments made during the nine months ended July 31, 2013.

For the nine months ended July 31, 2013, we realized a net loss of $512,973 as compared to a net loss of $554,876 for the nine months ended July 31, 2012. The decrease of $41,903 was due to several factors, including a decrease in legal and professional fees, sales, marketing and general and administrative expenses.

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

As of July 31, 2013, we had current assets of $0.  We had fixed assets with a net book value of $0 and we had total liabilities of $2,612,990.

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

As of July 31, 2013, the Company owed the Internal Revenue Service and New York State payroll, unemployment and other related taxes in the approximate amounts of $135,875 and $30,084, respectively, plus applicable interest and penalties. The total amount due to the taxing authorities including penalties and interest was $165,959 as of July 31, 2013, and $165,959 as of October 31, 2012, subject to further penalties and interest. The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Estimates

Our interim unaudited consolidated financial statements as of July 31, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods covered.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of July 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended July 31, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of July 31, 2013, we were not a party to any material legal proceedings.  We currently have twenty-two (22) convertible promissory notes that are in default, and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders, including the below Notice of Commencement of Action Subject to Mandatory Electronic Filing.

On April 7, 2013, three note holders (Brook Hazelton, Benjamin M. Manalaysay, Jr., and Diego McDonald, the “Plaintiffs”), whom together invested a total principal amount of $45,000 in the form of Convertible Promissory Notes (the “Notes”) to the Company, together filed a “Notice of Commencement of Action Subject to Mandatory Electronic Filing in the Supreme Count of the State of New York, County of New York. The Plaintiffs alleged that the Company breached their contracts with the Plaintiffs, and included causes of action for unjust enrichment and related claims, seeking repayment of each of their respective convertible promissory notes plus interest. Since the initial filing, the Plaintiffs have not proceeded with the case.

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

RISKS RELATED TO OUR BUSINESS

We have limited capital resources and have experienced net losses and negative cash flows and we expect these conditions to continue for the foreseeable future, as such we expect that we will need to obtain additional financing to continue to operate our business. Such financing may be unavailable or available only on disadvantageous terms, which could cause the Company to curtail its business operations and delay the execution of its business plan. To date, we have not generated significant revenues. Our net losses for the nine months ended July 31, 2013 and 2012 were $512,973 and $554,876, respectively. As of July 31, 2013, we realized an accumulated deficit of $9,831,158 and we had no cash on hand. Our revenues have not been sufficient to sustain our operations and we expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. As such, we expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse affect on our business. The items discussed above raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our products achieve market acceptance and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

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

Accrued and Unpaid Payroll Taxes. As of July 31, 2013, the Company owed the Internal Revenue Service and New York State payroll, unemployment and other related taxes in the approximate amounts of $135,875 and $30,084, respectively, plus applicable interest and penalties. The total amount due to the taxing authorities including penalties and interest was $165,959 as of July 31, 2013, and $165,959 as of October 31, 2012, subject to further penalties and interest. The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company. If we are unable to resolve these tax liabilities such failure could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

Significant Control of the Company is held by management and the Board of Directors. As of July 31, 2013 our directors and officers hold the power to vote an aggregate of about 52.50% of our common shares. As a result, any person who acquires our common shares will likely have little or no ability to influence or control the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See the disclosure under Notes Nos. 4, 5 and 6 to the Company’s interim unaudited financial statements with respect to the Company’s unregistered sales of equity securities and use of proceeds.

Item 3. Defaults Upon Senior Securities.

See the disclosure under Notes Nos. 4 and 5 to the Company’s interim unaudited financial statements with respect to the Company’s past due loans.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2013 formatted in Extensible Business Reporting Language (XBRL):

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

