Form 10-K
period 2013-10-31
Fresh Harvest Products, Inc.
filed 2021-02-01
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2013

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

Registrant’s telephone number, including area code: 917.566.1080

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (April 30, 2013): $327,122 (1,635,610,445 shares at a per share price of $.0002).

As of October 31, 2013, there were 1,635,610,445 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Fresh Harvest Products, Inc. (the “Parent Company”) is a corporation formed in the State of New Jersey. Until October of 2012, we operated as a natural and organic food products company before management decided to transition the Company’s line of business to capitalize on its relationships within the rapidly growing Software-as-a-Service (SaaS), enterprise software and mobile application markets. The Company is engaged in the software and mobile application development and video production businesses.

During October 2012, the Parent Company began integrating a digital plan and strategy which shifted the Company’s focus to expanding the online network and community, as well as an expansion of online services, with a focus on developing various SaaS models in the health, wellness, fitness, lifestyles of health and sustainability (LOHAS) and healthcare industries.

During the fiscal year ended October 31, 2013, we did not generate any revenues as we were integrating our new business model, and developing software products. The Company was in development of a calorie calculator and comparison operator for web and mobile applications, as well as other related software.

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

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of October 31, 2013, the Company had no cash available for operations and had an accumulated deficit of $9,885,044. Management believes that cash on hand as of October 31, 2013 is not sufficient to fund operations through October 31, 2014. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has limited revenue and without realization of additional capital, it would be highly unlikely for the Company to continue as a going concern.

Since October 31, 2012, the Company has engaged in the software and mobile application development and video production businesses.

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

Employees and Employment Agreements

As of October 31, 2013, we had one full time employee and several full and part-time third party independent contractors. Currently, the Company’s sole employee, is our President and Chief Executive Officer. We anticipate retaining additional sales and marketing (employees or consultants) and clerical personnel within the next 12 months, if and when our financial resources permit.

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

RISKS RELATED TO OUR BUSINESS

We have limited capital resources and have experienced net losses and negative cash flows and we expect these conditions to continue for the foreseeable future, as such we expect that we will need to obtain additional financing to continue to operate our business. Such financing may be unavailable or available only on disadvantageous terms, which could cause the Company to curtail its business operations and delay the execution of its business plan. To date, we have not generated significant revenues. Our net losses for the years ended October 31, 2013 and 2012 were $566,859 and $1,488,485 respectively. As of October 31, 2013, we realized an accumulated deficit of $9,885,044 and we had no cash on hand. Our revenues have not been sufficient to sustain our operations and we expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. As such, we expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse affect on our business. The items discussed above raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our products achieve market acceptance and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

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

Accrued and Unpaid Payroll Taxes. As of October 31, 2013, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $135,875 and $30,084, respectively, plus applicable interest and penalties. The total amount due to both taxing authorities including penalties and interest was $165,959 as of October 31, 2013 and 2012, subject to further penalties and interest plus accruals on unpaid wages. The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company. If we are unable to resolve these tax liabilities such failure could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

We have not yet completed our merger with New York FHP, nor do we plan to do so. On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc. The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”). Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Parent Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger. As a result, as of the date of this Annual Report on Form 10-K, the Parent Company and New York FHP had not completed the Merger. In order to complete the Merger, the Parent Company and New York FHP plan to take the following steps:

1.	Pay all taxes owed by New York FHP to the State of New York. As of October 31, 2013, New York FHP owed New York State payroll related taxes in the amount of approximately $30,084 plus applicable interest and penalties.
2.	File an application on behalf of the Parent Company for authority to do business in the State of New York with the Secretary of State of the State of New York, which application requires the consent of the New York State Tax Commission, and pay any applicable late filing penalties.
3.	File a final franchise tax return with the State of New York with respect to New York FHP.
4.	File a Certificate of Merger with the Secretary of State of the State of New Jersey.
5.	File a Certificate of Merger with the Secretary of State of the State of New York.

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

Significant Control of the Company is held by management and the Board of Directors. As of October 31, 2013, our directors and officers hold the power to vote an aggregate of 52.50% of our common shares. As a result, any person who acquires our common shares will likely have little or no ability to influence or control the Company.

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

ITEM 2. DESCRIPTION OF PROPERTIES

The Parent Company maintains its office in New York, New York. There is a month-to-month office lease. The rent is approximately $1,050 per month for the current office located in New York and we did not pay, but accrued, rent for our office during 2013. We maintain a limited amount of office equipment and do not lease any vehicles.

ITEM 3. LEGAL PROCEEDINGS

As of October 31, 2013, we were not a party to any material legal proceedings.  We currently have twenty-two (22) convertible promissory notes that are in default, and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders, including the below Notice of Commencement of Action Subject to Mandatory Electronic Filing.

On April 7, 2013, three note holders (Brook Hazelton, Benjamin M. Manalaysay, Jr., and Diego McDonald, the ”Plaintiffs”), whom together invested a total principal amount of $45,000 in the form of Convertible Promissory Notes (the ”Notes”) to the Company, together filed a “Notice of Commencement of Action Subject to Mandatory Electronic Filing” in the Supreme Count of the State of New York, County of New York. The Plaintiffs alleged that the Company breached their contracts with the Plaintiffs, and included causes of action for unjust enrichment and related claims, seeking repayment of each of their respective convertible promissory notes plus interest. Since the initial filing, the Plaintiffs have not proceeded with the case.

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

QUARTER	HIGH BID	LOW BID
4th Quarter 2013	$0.0004	$0.0001
3rd Quarter 2013	$0.0003	$0.0001
2nd Quarter 2013	$0.0003	$0.0001
1st Quarter 2013	$0.0005	$0.0001

4th Quarter 2012	$0.0007	$0.0003
3rd Quarter 2012	$0.0021	$0.0008
2nd Quarter 2012	$0.004	$0.0011
1st Quarter 2012	$0.014	$0.0012

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions. As of October 31, 2013, the last reported price of our common was $0.0003 per share.

Holders

As of October 31, 2013 there were 132 qualified holders of record of the Parent Company’s common stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Equity Compensation Plan Information

As of October 31, 2013, we did not have any equity compensation plans.

During the fiscal year ended October 31, 2013, the Parent Company did not enter into agreements with any creditors and note holders of the Company to convert any debt owed by the Company into shares of the Company’s common stock, which have been issued.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc. The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”). Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Parent Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger. As a result, as of the date of this Annual Report on Form 10-K, the Parent Company and New York FHP had not completed the Merger, and the Company does not now plan to do so as the Company’s business plan has changed.

From December 16, 2005 through October 11, 2012, our business plan had been to develop proprietary natural, organic and healthy products to sell, market and distribute. Our goal is to bring healthy, great tasting natural and organic products at affordable prices to the mass markets. We sold our products to select supermarkets chains and retailers in the United States.

Since October 11, 2012, our primary efforts have been devoted to developing software. Accordingly, we have limited capital resources and have experienced net losses and negative cash flows from operations since inception and expect these conditions to continue for the foreseeable future.

During October 2012, the Company began integrating a digital plan and strategy which shifted the Company’s focus to expanding the online network and community, as well as an expansion of online services, with a focus on developing various Software-as-a-Service (SaaS) models in the health, wellness, fitness LOHAS and healthcare industries.

During the fiscal year ended October 31, 2013, we did not generate any revenues as we were integrating our new business model, and developing software products. The Company was in development of a calorie calculator and comparison operator for web and mobile applications, as well as other related software.

As of October 31, 2013, the Company had current assets of $0. The Company has no liquid cash and other liquid assets on hand as of October 31, 2013 and does not have sufficient funds to operate for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our audited financial statements contained in this Annual Report on Form 10-K have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

As of and for the year ended October 31, 2013, our auditors have expressed substantial doubt we will continue as a going concern.

Results of Operations for the Fiscal Year Ending October 31, 2013 and October 31, 2012

Financial Information from Comparative Fiscal Year Periods

For the year ended October 31, 2013, we recorded gross revenues of $0 versus $0 for a $0 or 0% change from the previous year ended October 31, 2012. The Company believes that the zero revenue was due to the Company’s shift in its business model.

For the year ended October 31, 2013, gross profit was $0 versus $0 for a $0 or 0% change from the previous year ended October 31, 2012. The Company believes that the zero gross profit is due to the Company’s shift in its business model.

For the year ended October 31, 2013, operating expenses decreased to $284,279 from $1,420,092 or 79.98% over the year ended October 31, 2012.  The decrease is due to the Company’s transition out of the food and beverage business to software and mobile applications which caused a decrease in operations, sales, marketing, legal, professional and general and administrative expenses.

For the year ended October 31, 2013, interest expense on our convertible notes payable increased to $231,591 from $83,715 or 176.64% increase over the year ended October 31, 2012.  This increase is primarily due to the notes payable interest accruals and derivative adjustments made during the year ended October 31, 2013.

For the year ended October 31, 2013, we realized a net loss of $566,859 as compared to a net loss of $1,488,485 for the year ended October 31, 2012. The decrease of $921,626 was due to several factors, including the decreases in legal and professional fees, sales and marketing and general and administrative expenses.

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

As of October 31, 2013, we had current assets of $0 and we had total liabilities of $2,666,876.

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

As of October 31, 2013, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $135,875 and $30,084, respectively, plus applicable interest and penalties. The total amount due to both taxing authorities including penalties and interest was $165,959 as of October 31, 2013, and 2012, subject to further penalties and interest plus accruals on unpaid wages. The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company.

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

Revenue Recognition and Sales Incentives

Sales will be recognized when an online transaction is processed, which occurs when a user of one of our software products purchases the products online or in an app. Sales are reported net of sales incentives, which could include discounts and promotions.

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

For the years ended October 31, 2013 and 2012, the Company recognized $0 and $752,230 in stock based compensation expense.

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

As of October 31, 2013, based on Management’s review of the Company’s tax position, the Company and or subsidiaries had no significant unrecognized tax liabilities

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Immediately following are our audited consolidated financial statements and notes for the fiscal year ended October 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Fresh Harvest Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fresh Harvest Products, Inc. (the Company) as of October 31, 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended October 31, 2013, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2013, and the results of its operations and its cash flows for the year ended October 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred net losses and has no revenues. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

We have served as the Company’s auditor since 2011.

Tampa, Florida

January 29, 2021

3001 N. Rocky Point Dr. East, Suite 200 • Tampa, Florida 33607 • 813.367.3527, Ext 3527

FRESH HARVEST PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31, 2013	October 31, 2012
	(Audited)	(Unaudited)
ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,384,629	$1,150,349
Accrued interest	248,687	176,747
Notes payable, related party, current	32,312	32,312
Notes payable, current, net of debt discount	565,733	406,083
Derivative liability	435,515	334,526
Total current liabilities	2,666,876	2,100,017
Total liabilities	2,666,876	2,100,017

Commitments and contingencies (Note 10)

Stockholders’ deficit
Preferred stock, $.0001 par value, 5,000,000 shares authorized, issued and outstanding	500	500
Common stock, $.0001 par value, 2,000,000,000 authorized,
1,635,610,445 shares issued and outstanding	163,562	163,562
Additional paid in capital	7,054,106	7,054,106
Accumulated deficit	(9,885,044)	(9,318,185)

Total stockholders’ deficit	(2,666,876)	(2,100,017)

Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to consolidated financial statements.

FRESH HARVEST PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	year ended	year ended
	October 31, 2013	October 31, 2012
	(Audited)	(Unaudited)
Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses
Salaries and wages	144,000	144,000
General and administrative expenses	86,179	585,700
Sales and marketing	50,000	616,289
Legal and professional fees	4,100	74,103
Total operating expenses	284,279	1,420,092
Income (loss) from operations	(284,279)	(1,420,092)

Other income (expense)
Loss on disposal of assets	-	(52,438)
Gain on forgiveness of debt	-	124,294
Change in fair value of. securities	(50,989)	(24,993)
Interest expense	(231,591)	(83,715)
Total other income (expenses)	(282,580)	(36,852)
Income (loss) before provision for income taxes	(566,859)	(1,456,944)

Provision for income taxes	-	-
Net loss from continuing operations	-	(1,456,944)
Net income (loss) from discontinued operations, net of income taxes	-	(31,541)
Net loss	$(566,859)	$(1,488,485)

Basic and diluted loss per share from continued operations	$(0.00)	$(0.002)
Basic and diluted loss per share from discontinued operations	$(0.00)	$(0.00)
Basic and dilutive loss per share	$(0.00)	$(0.002)
Weighted average common shares outstanding (basic and diluted)	1,635,610,445	944,742,997

See accompanying notes to consolidated financial statements.

FRESH HARVEST PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended October 31, 2013 and October 31, 2012

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, October 31, 2011 (Unaudited)	-	$-	506,885,209	$50,689	$5,207,208	$(7,829,700)	$(2,571,803)

Issuance of Common Stock for Services	-	-	846,385,979	84,639	667,591	-	752,230
Issuance of Common Stock for Conversion of Debt	-	-	282,339,257	28,234	1,029,807	-	1,058,041
Issuance of Series A Preferred Stock for Conversion of Debt	5,000,000	500	-	-	149,500	-	150,000
Net Loss	-	-	-	-	-	(1,488,485)	(1,488,485)

Balance, October 31, 2012 (Unaudited)	5,000,000	$500	1,635,610,445	163,562	$7,054,106	(9,318,185)	(2,100,017)
Net Loss	-	-	-	-	-	(566,859)	(566,859)
Balance, October 31, 2013 (Audited)	5,000,000	$500	1,635,610,445	$163,562	$7,054,106	$(9,885,044)	$(2,666,876)

See accompanying notes to consolidated financial statements

FRESH HARVEST PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	year ended	year ended
	October 31, 2013	October 31, 2012
	(Audited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(566,859)	$(1,488,485)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	-	2,544
Bad debt expense	-	71,205
Stock issued for services	-	752,230
Gain on forgiveness of debt	-	(124,294)
Loss on disposal of assets	-	52,438
Amortization of debt discount	159,650	2,523
Change in fair value of derivative liabilities	50,989	24,993
Changes in operating assets and liabilities:
Accounts receivable	-	4,904
Inventory	-	7,385
Accounts payable and accrued expenses	284,280	539,629
Accrued interest	71,940	101,493
Net cash (from) operating activities	-	(53,435)

Cash flows from financing activities:
Proceeds from issuance of loans payable	-	27,360
Notes payable, related party, current	-	26,075
Net cash from financing activities	-	53,435
Net (decrease) increase in cash	-	-
Cash, beginning of year	-	-
Cash, end of year	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Common stock issued for conversion of debt, accounts payable and accrued expenses	$-	$1,058,041
Preferred stock issued for conversion of debt, accounts payable and accrued expenses	$-	$150,000
Convertible notes issued for accounts payable	$50,000	$-

See accompanying notes to consolidated financial statements.

FRESH HARVEST PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Fresh Harvest Products, Inc. (the “Parent Company”) is a corporation formed in the State of New Jersey. Until October of 2012, we operated as a natural and organic food products company before management decided to transition the Company’s line of business to capitalize on its relationships within the rapidly growing Software-as-a-Service (SaaS), enterprise software and mobile application markets. The Company is engaged in the software and mobile application development and video production businesses.

During October 2012, the Parent Company began integrating a digital plan and strategy which shifted the Company’s focus to expanding the online network and community, as well as an expansion of online services, with a focus on developing various SaaS models in the health, wellness, fitness, lifestyles of health and sustainability (LOHAS) and healthcare industries.

During the fiscal year ended October 31, 2013, we did not generate any revenues as we were integrating our new business model, and developing software products. The Company was in development of a calorie calculator and comparison operator for web and mobile applications, as well as other related software.

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

On December 16, 2005, the Parent Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc. The Merger Agreement contemplates the merger of the Parent Company and New York FHP (the “Merger”). Although the Parent Company has operated as if the Merger was consummated in December 2005, it has come to the Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger. As a result, as of the date of this Annual Report on Form 10-K, the Parent Company and New York FHP had not completed the Merger, and the Company does not plan to do so as the Company’s business plan has changed. The Company has not completed the merger, nor does it intend to do so in the future.

The Parent Company was formed in New Jersey as a blank check company on April 21, 2005 with no operations, assets or purpose other than the purpose of seeking a privately held operating company as an acquisition or merger candidate.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of October 31, 2013, the Company had no cash available for operations and had an accumulated deficit of $9,885,044. Management believes that cash on hand as of October 31, 2013 is not sufficient to fund operations through October 31, 2014. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has limited revenue and without realization of additional capital, it would be highly unlikely for the Company to continue as a going concern.

Since October 31, 2012, the Company has engaged in the software and mobile application development and video production businesses.

FRESH HARVEST PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013

NOTE 2. LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

For the years ended October 31, 2013 and 2012, the Company reported a net loss of $566,859 and $1,488,485, respectively.

As of October 31, 2013, the Company maintained total assets of $0, total liabilities including long-term debt of $2,666,876 along with an accumulated deficit of $9,885,044.

Management believes that additional capital will be required to fund operations through the year ended October 31, 2014 and beyond, as it attempts to generate increasing revenue, and develop new products. Management intends to attempt to raise capital through additional equity offerings and debt obligations. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended October 31, 2013 and 2012.

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

FRESH HARVEST PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the consolidated statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of October 31, 2013.

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

Revenue Recognition and Sales Incentives

Sales will be recognized when an online transaction is processed, which occurs when a user of one of our software products purchases the products online or in an app. Sales are reported net of sales incentives, which could include discounts and promotions.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Advertising

Advertising is expensed when incurred. For the years ended October 31, 2013 and 2012, advertising expense was $0 and $0, respectively.

Fair value of financial instruments

Fresh Harvest’s financial instruments include cash and cash equivalents, accounts payable, accrued liabilities, and debt. The carrying value of these financial instruments is considered to be representative of their fair value due to the short maturity of these instruments. The carrying amount of the debt approximates fair value, because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. Fresh Harvest’s derivative liabilities were adjusted to fair market value at the end of each reporting period, using Level 3 inputs.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and interest, certain notes payable and notes payable – due to related parties, approximate their fair values because of the short maturity of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under Level 3 (See Note 6).

FRESH HARVEST PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes recorded in earnings.  If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial feature.

Derivative financial instruments

When the Company issues debt that contains a conversion feature, it first evaluates whether the conversion feature meets the requirements to be treated as a derivative: a) one or more underlying, typically the price of the Company's stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. There are certain scope exceptions from derivative treatment, but these typically exclude conversion features that provide for a variable number of shares.

If the conversion feature within convertible debt meet the requirements to be treated as a derivative, Fresh Harvest estimates the fair value of the derivative liability using the Monte Carlo Simulation Model upon the date of issuance. If the fair value of the derivative liability is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the derivative liability is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative liability is revalued at the end of each reporting period and any change in fair value is recorded as a change in fair value in the consolidated statements of operations. The debt discount is amortized through interest expense over the life of the debt. Derivative instrument liabilities and the host debt agreement are classified on the consolidated balance sheets as current or non-current based on whether settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 “Derivatives and Hedging” (provides comprehensive guidance on derivative and hedging transactions) whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt.  These costs may be paid in the form of cash, or equity (such as warrants).  These costs are amortized to interest expense over the life of the debt.  If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

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

For the years ended October 31, 2013 and 2012, the Company recognized $0 and $752,230 in stock based compensation expense.

Recently Issued Accounting Pronouncements

As of and for the year ended October 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of this audit report; the date the consolidated financial statements were available for issue.

NOTE 4. NOTES PAYABLE - RELATED PARTIES

As of October 31, 2013 and October 31, 2012, the Company had $32,312 in outstanding notes payable to related parties. As of October 31, 2013 and October 31, 2012, the Company had $3,231 and $0, respectively, in outstanding interest to related parties. The outstanding notes payable have one-year terms and 10% interest rates. The principal amount of the notes and accrued and unpaid interest is convertible into common shares of the Company upon the due date at $0.0001 per share, subject to adjustments.

FRESH HARVEST PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013

NOTE 5. NOTES PAYABLE

The Company entered into one note payable during the year ended October 31, 2013. As of October 31, 2013 and 2012, the notes payable are as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 10/31/13	(unaudited) Principal Balance 10/31/12
2/1/13	$50,000	2/1/14	10%	lesser $0.0015 or 50% discount to market	$50,000	$-
10/31/12	104,278	10/31/13	10%	lesser $0.0015 or 50% discount to market	104,278	104,278
3/16/12	50,000	9/16/12	10%	$0.00200	60,000	60,000
2/14/12	14,900	2/14/13	10%	$0.00100	24,900	24,900
2/10/12	25,000	8/10/12	10%	$0.00119	25,000	25,000
1/26/12	40,000	7/26/12	10%	$0.00113	8,000	8,000
1/26/12	65,595	7/26/12	10%	$0.00113	27,595	27,595
10/18/11	1,900	10/18/11	8%	no written agreement	6,900	6,900
10/11/11	2,500	4/11/12	12%	$0.00390	2,500	2,500
8/25/11	108,101	2/25/12	10%	$0.01000	2,631	2,631
10/3/10	20,000	10/3/12	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	10/31/10	8%	no written agreement	4,000	4,000
8/31/09	5,000	8/31/12	12%	lesser $0.01 or 20% discount to market	5,000	5,000
8/26/09	20,000	8/26/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
8/25/09	20,000	8/25/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
2/26/07	30,000	2/26/09	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	4/17/09	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	6/15/09	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	1/29/09	10%	$0.95000	15,000	15,000
4/17/07	15,000	4/17/09	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	12/23/08	10%	$0.95000	18,000	18,000
11/30/06	50,000	11/30/08	10%	$0.85000	50,000	50,000
9/16/06	100,000	9/9/08	12%	35% discount to market	38,000	38,000
10/1/05	15,000	4/1/07	10%	$0.50000	15,000	15,000
Total					$596,804	$546,804
Debt Discount					(31,071)	(140,721)
Total					$565,733	$406,083

The Company currently has a total of twenty-two convertible promissory notes that are in default and may be subject to legal proceedings or lawsuits from any number of those convertible noteholders.

FRESH HARVEST PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013

NOTE 6. DERIVATIVE LIABILITY

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of October 31, 2013 and 2012 and the amounts that were reflected in income related to derivatives for the years then ended:

	October 31, 2013
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	2,549,713,618	$(435,515)

	October 31, 2012 (unaudited)
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	1,929,452,480	$(334,526)

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended October 31, 2013 and 2012:

The financings giving rise to derivative financial instruments and the income effects:

	Years Ended
	October 31, 2013	October 31, 2012 (unaudited)
Compound embedded derivative	$(28,989)	$37,156
Day one derivative loss	(22,000)	(62,149)
Total derivative gain (loss)	$(50,989)	$(24,993)

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

	October 31, 2013	October 31, 2012
Quoted market price on valuation date	$0.0003	$0.0003
Contractual conversion rate	$0.00015 - $0.00024	$0.00015 - $0.00029
Range of effective contractual conversion rates	--	--
Contractual term to maturity	0.25 Years	0.09 - 1.00 Year
Market volatility:
Volatility	138.28% - 238.13%	138.28% - 238.13%
Contractual interest rate	5% - 12%	5% - 12%

FRESH HARVEST PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the years ended October 31, 2013 and 2012.

	October 31, 2013	October 31, 2012 (unaudited)
Beginning balance	$334,526	$176,871
Issuances:
Convertible Note Financing	50,000	182,648
Changes in fair value inputs and assumptions reflected
in income	50,989	(24,993)
Ending balance	$435,515	$334,526

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

FRESH HARVEST PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013

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

The valuation allowance at October 31, 2013 was $2,785,493.  The net change in allowance during the year ended October 31, 2013 was $192,732.

As of October 31, 2013, the Company has federal net operating loss carry forwards of approximately $8,200,000 available to offset future taxable income through 2033.  The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the years ended October 31, 2013 and 2012 due to losses and full valuation allowances against net deferred tax assets.

As of October 31 2013 and 2012, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutoryfederal income tax rate	(34)%
State taxes – net of federal benefits	(5)%
Valuation allowance	39%
Income tax rate – net	0%

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

Based on management’s review of the Company’s tax position, the Parent Company and subsidiaries had no significant unrecognized corporate tax liabilities as of October 31, 2013 and 2012 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 9. UNPAID PAYROLL TAXES

As of October 31, 2013 and 2012, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $135,875 and $30,084, respectively, plus applicable interest and penalties.  The total amount due to both taxing authorities including penalties and interest was $165,959 as of October 31, 2013 and 2012, subject to further penalties and interest plus accruals on unpaid wages.

FRESH HARVEST PRODUCTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013

NOTE 10. COMMITMENTS AND CONTINGENCIES

Rent

As of October 31, 2013, the Parent Company maintains its office in New York, New York. There is a month-to-month office lease. The rent is approximately $1,050 per month for the current office. The Company rents its office space from the father of the Company’s President and Chief Executive Officer.

As of October 31, 2013 and October 31, 2012, the total amount owed to related party was $36,650 and $24,050, including $17,450 and $4,850, respectively, for accumulated rent.

IRS Tax Lien

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company.

NOTE 11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through January 29, 2021, the date the consolidated financial statements were available to be issued, and determined that there were no such events requiring adjustment to, or disclosure in, the accompanying consolidated financial statements, other than included below.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●

We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer. This control deficiency did result in audit adjustments to our 2013 interim and annual financial statements. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended October 31, 2013, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our current directors were appointed to serve until his successor is qualified and elected. The names, addresses, ages and positions of our executive officers and directors as of October 31, 2013 are set forth below:

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

FAMILY RELATIONSHIPS

There is no family relationship between our sole officer and our directors.

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

BOARD COMMITTEES

As of October 31, 2013, our board of directors did not have nominating, audit or compensation committees. Our Board currently approves all services to be provided by the Company’s independent registered public accounting firm.

Board Meetings; Nominating and Compensation Committees

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended October 31, 2013. Such actions by the written consent of all directors are, according to New Jersey corporate law and the Company’s by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company’s directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company’s directors for attendance at any meetings during the last fiscal year.

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The Company’s board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. The Company is not a “listed company” under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company’s Board of Directors does not have an “audit committee financial expert” as defined by Item 407 of Regulation S-K. The Company has not been able to attract anyone to its Board of Directors with the requisite background.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Specifically, for the year ending October 31, 2013, our officers, directors, and greater than ten percent beneficial shareholders were required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by the Company, for the year ending October 31, 2013, each of the Company’s directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities during the year ending October 31, 2013 made the required filings.

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

Due to the limited scope of the Company’s current operations, the Company has not adopted a corporate code of ethics that applies to its executive officers.

Conflicts of Interest

Certain conflicts of interest exist and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Management will try to resolve conflicts to the best advantage of all concerned.

Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. The board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the limited scope of the Company’s operations, a specific nominating policy would be premature and of little assistance until the Company’s business operations are at a more advanced level. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board’s review of the candidates’ resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under New Jersey corporate law and the federal proxy rules, to the extent such rules are or become applicable. The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person’s merits. Stockholders may communicate nominee suggestions directly to the board of directors, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

Indemnification

Under New Jersey corporate law and pursuant to our certificate of incorporation and bylaws and contractual agreement, the Company may indemnify its officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to the Company’s officers or directors pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation earned and accrued, in all capacities, during the fiscal years ended October 31, 2013 and 2012, by Michael J. Friedman, the Company’s President, Chief Executive Officer and Chief Financial Officer:

SUMMARY COMPENSATION TABLE
Name and Principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael J. Friedman, President, CFO and CEO	2013	$144,000	(1)	-	-	-	-	-	-	$144,000	(1)
	2012	$144,000	(1)	-	-	-	-	-	-	$144,000	(1)

(1)	Salary and all compensation was accrued and none of it was paid in the form of cash as of October 31, 2013.

Stock Option and Equity Compensation Plans

As of October 31, 2013, the Company did not have any stock option or equity plans.

Employees and Employment Agreements

As of October 31, 2013, we had one full time employee and several full and part-time third party independent contractors.

Currently, the Company’s sole employee~~,~~ is Michael Friedman, our President and Chief Executive Officer, who is employed on a full time basis. Mr. Friedman’s employment contract with the Company expired on October 31, 2010 and as of October 31, 2013, had not yet been renewed.

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

Directors’ Compensation

During the year ended October 31, 2013, each director received compensation for their services in the form of $24,000; all of which was accrued and none of it was paid in the form of cash.

The following table provides information concerning the compensation of our directors for the year ended October 31, 2013.

Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Michael J. Friedman	$24,000	(1)	-	$-	$-	$-	$-	$24,000	(1)
Jay Odintz	$24,000	(1)	-	-	-	-	-	$24,000	(1)

(1)	In lieu of the payment the Parent Company accrued the compensation due as a fee for their service on the Parent Company’s Board of Directors.

Indebtedness to Management

As of October 31, 2013, the CEO of the Company has an accrued and unpaid annual salary of $144,000 and $24,000 in accrued and unpaid annual Directors Fees.

Indemnification of Directors and Officers

Currently, our certificate of incorporation and by-laws provide for the indemnification of our directors of the Company. Our board of directors can amend the by-laws, and since they own a majority of our shares outstanding, they can cause our certificate of incorporation to be amended so that we can indemnify our officers, employees and other agents to the fullest extent permitted by New Jersey law; provided, that such indemnified persons acted in good faith and in a manner reasonably believed to be in our best interest, and, with respect to any criminal proceeding, had no reasonable cause to believe such conduct was unlawful. We do not currently maintain liability insurance for our officers and directors. However, we may obtain such insurance in the future.

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

Section 14A:2-7 of the Act provides that a New Jersey corporation’s “certificate of incorporation may provide that a director or officer shall not be personally liable, or shall be liable only to the extent therein provided, to the corporation or its shareholders for damages for breach of any duty owed to the corporation or its shareholders, except that such provision shall not relieve a director or officer from liability for any breach of duty based upon an act or omission (a) in breach of such person’s duty of loyalty to the corporation or its shareholders, (b) not in good faith or involving a knowing violation of law or (c) resulting in receipt by such person of an improper personal benefit. As used in this subsection, an act or omission in breach of a person’s duty of loyalty means an act or omission which that person knows or believes to be contrary to the best interests of the corporation or its shareholders in connection with a matter in which he has a material conflict of interest.”

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of October 31, 2013 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of our common stock (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common Stock	Michael Friedman (3)	956,928,040	44.81%
Common Stock	Jay Odintz (4)	164,333,333	7.70%
	All executive officers and directors as a group (two people)	1,121,361,373	52.51%

(1) Applicable percentage of ownership is based on 1,635,610,445 shares of common stock outstanding as of October 31, 2013 together with securities exercisable or convertible into shares of common stock within 60 days of October 31, 2013 for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of October 31, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. For purposes of this table, the Company has assumed that all outstanding shares of Series A Preferred Stock will be convertible into shares of the Company’s common stock within 60 days of October 31, 2013.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the fiscal year, the Company rents an office space from Arthur Friedman, the father of the Company’s President and Chief Executive Officer. The rent is approximately $1,050 per month for the current office located in New York and we did not pay, but accrued, rent for our office during the years ended 2013 and 2012.

As of October 31, 2013 and October 31, 2012, the Company had $32,312 in outstanding notes payable to related parties. The outstanding notes payable have one-year terms and 10% interest rates.  The principal amount of the notes and accrued and unpaid interest is convertible into common shares of the Company upon the due date at $0.0001 per share, subject to adjustments.

Director Independence

Mr. Friedman is not considered an “independent” member of the Parent Company’s Board of Directors as that term is defined by NASDAQ Listing Rule 5605.

Mr. Odintz was considered to be an “independent” member of the Parent Company’s Board of Directors as that term is defined by NASDAQ Listing Rule 5605. We believe that Mr. Friedman would not be considered “independent” pursuant to NASDAQ Listing Rule 5605 for purposes of membership on any audit, compensation or nominating committees established by the Parent Company’s Board of Directors.

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

The following table sets forth fees billed to us by our independent auditors for the years ended 2013 and 2012 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2013	2012

Audit fees	$-	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	-	$-

Audit Fees: Represents fees for professional services provided for the audit of our annual financial statements, services that are performed to comply with generally accepted auditing standards, and review of our financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

Audit-Related Fees: Represents the fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. The Board of Directors considers Accell Audit & Compliance P.A., to be well qualified to serve as our independent public accountants.

The Audit Committee will approve all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwriting) and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision. The Audit Committee may review and approve the scope and staffing of the independent auditors’ annual audit plan.

Tax Fees: This represents professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees: Our Auditor was paid no other fees for professional services during the fiscal years ended October 31, 2013 and October 31, 2012.

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

10.5

October 6, 2008 Promissory Note between Fresh Harvest Products, Inc. (borrower) and Joseph Cingari (lender) (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2008)

40

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

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2013 formatted in Extensible Business Reporting Language (XBRL):

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

Date: February 1, 2021		/s/ Michael J. Friedman
	Name:	Michael J. Friedman,
	Titles:	President, Chief Executive Officer, Chief Financial
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

/s/ Jay Odintz
Jay Odintz – Director.	February 1, 2021

