Form 10-Q
period 2014-01-31
Fresh Harvest Products, Inc.
filed 2021-02-01
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (April 30, 2013): $327,122 (1,635,610,645 shares at a per share price of $.0002)

As of January 31, 2014, there were 1,635,610,445 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless stated otherwise or the context otherwise requires, the words “we,” “us,” “our,” the “Company” or “Fresh Harvest” in this “Quarterly Report on Form 10-Q collectively refers to Fresh Harvest Products, Inc., a New Jersey corporation (the “Company”). The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” relating to the Company, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Among such risks, trends and other uncertainties, which in some instances are beyond its control, may be the Company’s ability to generate cash flows and maintain liquidity sufficient to service its debt, and comply with or obtain amendments or waivers of the financial covenants contained in its credit facilities, if necessary. Other risks and uncertainties include the impact of continuing adverse economic conditions, potential changes in energy costs, interest rates and the availability of credit, labor costs, legislative and regulatory rulings and other results of operations or financial conditions, increased capital and other costs, competition and other risks detailed from time to time in the Company’s publicly filed documents.

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

2

FRESH HARVEST PRODUCTS, INC.

FORM 10-Q

Part I.    Financial Information

Item 1. Financial Statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
BALANCE SHEETS

	January 31, 2014	October 31, 2013
	(Unaudited)	(Audited)
ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,443,409	$1,384,629
Accrued interest	266,158	248,687
Notes payable, related party, current	32,312	32,312
Notes payable, current, net of debt discount	599,589	565,733
Derivative liability	515,733	435,515
Total current liabilities	2,857,201	2,666,876
Total liabilities	2,857,201	2,666,876

Commitments and contingencies (Note 10)

Stockholders' deficit
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 5,000,000 issued and outstanding	500	500
Common stock, $.0001 par value, 2,000,000,000 authorized shares, 1,635,610,445 shares issued and outstanding	163,562	163,562
Additional paid in capital	7,054,106	7,054,106
Accumulated deficit	(10,075,369)	(9,885,044)

Total stockholders' deficit	(2,857,201)	(2,666,876)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to unaudited financial statements

FRESH HARVEST PRODUCTS, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

	For the	For the
	three months ended	three months ended
	January 31, 2014	January 31, 2013
	(Unaudited)	(Unaudited)
Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses
Sales and marketing	50,000	50,000
Salaries and wages	36,000	36,000
General and administrative	21,281	22,339
Legal and professional fees	1,500	100
Total operating expenses	108,781	108,439

Loss from operations	(108,781)	(108,439)

Other income (expense)
Change in fair value of derivatives	(30,218)	(61,697)
Interest expense	(51,326)	(27,302)
Total other income (expenses)	(81,544)	(88,999)

Loss before provision for income taxes	(190,325)	(197,438)
Provision for income taxes	-	-
Net loss	$(190,325)	$(197,438)

Basic and dilutive loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and dilutive	1,635,610,445	1,635,610,445

See accompanying notes to unaudited financial statements

FRESH HARVEST PRODUCTS, INC.
STATEMENTS OF CASH FLOWS

	For the	For the
	three months ended	three months ended
	January 31, 2014	January 31, 2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(190,325)	$(197,438)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of debt discount	33,856	9,317
Change in fair value of derivatives	80,218	61,697
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	58,780	108,439
Accrued interest	17,471	17,984
Cash (used in) operating activities	-	-

Net (decrease) increase in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:	-	-
Convertible notes payable issued for accounts payable	$50,000	$-

See accompanying notes to unaudited financial statements

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

For the quarters ended January 31, 2014 and 2013, the Company reported a net loss of $190,325 and $197,438, respectively.

As of January 31, 2014, the Company maintained total assets of $0, total liabilities including long-term debt of $2,857,201 along with an accumulated deficit of $10,075,369.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the quarters ended January 31, 2014 and 2013.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of January 31, 2014 and October 31, 2013.

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

Revenue Recognition and Sales Incentives

Sales will be recognized when an online or mobile transaction is processed, which occurs when a user of one of the Company’s software products purchases the products online or in an app. Sales are reported net of sales incentives, which could include discounts and promotions.

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

If the conversion feature within convertible debt meet the requirements to be treated as a derivative, Fresh Harvest estimates the fair value of the derivative liability using the Monte Carlo Simulation Model upon the date of issuance. If the fair value of the derivative liability is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the derivative liability is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative liability is revalued at the end of each reporting period and any change in fair value is recorded as a change in fair value in the statements of operations. The debt discount is amortized through interest expense over the life of the debt. Derivative instrument liabilities and the host debt agreement are classified on the balance sheets as current or non-current based on whether settlement of the derivative instrument could be required within twelve months of the balance sheet date.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into warrant agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 “Derivatives and Hedging” (provides comprehensive guidance on derivative and hedging transactions) whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

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

Share-based compensation

The Company accounts for common stock issued to employees, directors, and consultants in accordance with the provisions of the Accounting Standards Codification (ASC) 718 Stock Based Compensation. The compensation cost relating to share-based payment transactions will be recognized in the financial statements. The cost associated with common stock issued to employees, directors and consultants will be recognized, at fair value, on the date issued. Awards granted to non-employee consultants will be subsequently re-measured to current fair value until performance is completed or a performance commitment exists.

Recently Issued Accounting Pronouncements

As of and for the fiscal quarter ended January 31, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of this report; the date the financial statements were available for issue.

NOTE 4. NOTES PAYABLE - RELATED PARTIES

As of January 31, 2014 and October 31, 2013 the Company had $32,312 in outstanding notes payable to related parties. As of January 31, 2014 and October 31, 2013, the Company had $4,119 and $3,231, respectively, in outstanding interest to related parties. The outstanding notes payable have one-year terms and 10% interest rates. The principal amount of the notes and accrued and unpaid interest is convertible into common shares of the Company upon the due date at $0.0001 per share, subject to adjustments.

NOTE 5. NOTES PAYABLE

The Company entered into one note payable during the quarter ended January 31, 2014. As of January 31, 2014 and October 31, 2013, the notes payable are as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 1/31/14	Principal Balance 10/31/13
11/1/13	$50,000	11/1/14	10%	lesser $0.0003 or 50% discount to market	$50,000	$-
2/1/13	50,000	2/1/14	10%	lesser $0.0015 or 50% discount to market	50,000	50,000
10/31/12	104,278	10/31/13	10%	lesser $0.0015 or 50% discount to market	104,278	104,278
3/16/12	50,000	9/16/12	10%	$0.00200	60,000	60,000
2/14/12	14,900	2/14/13	10%	$0.00100	24,900	24,900
2/10/12	25,000	8/10/12	10%	$0.00119	25,000	25,000
1/26/12	40,000	7/26/12	10%	$0.00113	8,000	8,000
1/26/12	65,595	7/26/12	10%	$0.00113	27,595	27,595
10/18/11	1,900	10/18/11	8%	no written agreement	6,900	6,900
10/11/11	2,500	4/11/12	12%	$0.00390	2,500	2,500
8/25/11	108,101	2/25/12	10%	$0.01000	2,631	2,631
10/3/10	20,000	10/3/12	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	10/31/10	8%	no written agreement	4,000	4,000
8/31/09	5,000	8/31/12	12%	lesser $0.01 or 20% discount to market	5,000	5,000
8/26/09	20,000	8/26/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
8/25/09	20,000	8/25/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
2/26/07	30,000	2/26/09	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	4/17/09	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	6/15/09	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	1/29/09	10%	$0.95000	15,000	15,000
4/17/07	15,000	4/17/09	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	12/23/08	10%	$0.95000	18,000	18,000
11/30/06	50,000	11/30/08	10%	$0.85000	50,000	50,000
9/16/06	100,000	9/9/08	12%	35% discount to market	38,000	38,000
10/1/05	15,000	4/1/07	10%	$0.50000	15,000	15,000
Total					$646,804	$596,804
Debt Discount					(47,215)	(31,071)
Total					$599,589	$565,733

The Company currently has a total of twenty-three convertible promissory notes that are in default and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders.

NOTE 6. DERIVATIVE LIABILITY

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of January 31, 2014 and October 31, 2013 and the amounts that were reflected in income related to derivatives for the quarter and year then ended:

	January 31, 2014
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	2,978,951,043	$(515,733)

	October 31, 2013
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	2,549,713,618	$(435,515)

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended January 31, 2014 and 2013:

The financings giving rise to derivative financial instruments and the income effects:

	Three Months Ended
	January 31, 2014	January 31, 2013
Compound embedded derivative	$(21,551)	$61,697
Day one derivative loss	(8,667)	-
Total derivative gain (loss)	$(30,218)	$61,697

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

	January 31, 2014	January 31, 2013
Quoted market price on valuation date	$0.0003	$0.0002
Contractual conversion rate	$0.00011 - $0.00023	$0.0009 - $0.00015
Range of effective contractual conversion rates	--	--
Contractual term to maturity	0.25 Years	1.00 Year
Market volatility:
Volatility	138.28% - 238.13%	138.28% - 238.13%
Contractual interest rate	5% - 12%	5% - 12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the quarter ended January 31, 2014 and the year ended October 31, 2013.

	January 31, 2014	October 31, 2013
Beginning balance	$435,515	$334,526
Issuances:
Convertible Note Financing	50,000	50,000
Changes in fair value inputs and assumptions reflected in income	30,218	50,989
Ending balance	$515,733	$435,515

The fair value of the compound embedded derivative is significantly influenced by the Company’s trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique.

NOTE 7. STOCKHOLDERS’ EQUITY

Series A Preferred Stock

Certificate of Designations

On February 23, 2011, the Company filed a Certificate of Designations of Series A Convertible Preferred Stock (the “Certificate of Designations”) with the Secretary of State of the State of New Jersey. The Certificate of Designations, subject to the requirements of New Jersey law, states the designation, number of shares, powers, preferences, rights, qualifications, limitations and restrictions of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). In summary, the Certificate of Designations provides:

Number

5,000,000 shares of the Company’s Preferred Stock are designated as shares of Series A Convertible Preferred Stock.

Dividends

Any dividends (other than dividends on common stock payable solely in common stock or dividends on the Series A Preferred Stock payable solely in Series A Preferred Stock) declared or paid in any fiscal year will be declared or paid among the holders of the Series A Preferred Stock and common stock then outstanding in proportion to the greatest whole number of shares of common stock which would be held by each such holder if all shares of Series A Preferred Stock were converted into shares of common stock pursuant to the terms of the Certificate of Designations.  The Company’s Board of Directors is under no obligation to declare dividends on the Series A Preferred Stock.

Conversion

Each share of Series A Preferred Stock is generally convertible into 100 shares of the Company’s common stock (the “Conversion Rate”).

Liquidation

In the event of any liquidation, dissolution or winding up of the Company, the assets of the Company legally available for distribution by the Company would be distributed with equal priority and pro rata among the holders of the Series A Preferred Stock and common stock in proportion to the number of shares of common stock held by them, with the shares of Series A Preferred Stock being treated for this purpose as if they had been converted to shares of common stock at the then applicable Conversion Rate.

Voting

On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Series A Preferred Stock would be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the Company’s Certificate of Incorporation, holders of Series A Preferred Stock vote together with the holders of common stock as a single class.

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

The valuation allowance at January 31, 2014 was $2,850,203.  The net change in allowance during the quarter ended January 31, 2014 was $64,711.

The Company had net operating losses (NOLs) as of January 31, 2014 of approximately $8,380,000 for federal tax purposes, portions of which are currently expiring each year through 2034. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the quarterly periods ended January 31, 2014 and 2013 due to losses and full valuation allowances against net deferred tax assets.

As of January 31 2014, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	(34)%
State taxes – net of federal benefits	(5)%
Valuation allowance	39%
Income tax rate – net	0%

Fin 48 - Accounting for Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction and various state, and local jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for the years prior to October 31, 2005. With respect to state and local jurisdictions, with limited exception, the Company and or its subsidiaries are no longer subject to income tax audits prior to October 31, 2005. In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

Based on management’s review of the Company’s tax position, the Company and subsidiaries had no significant unrecognized corporate tax liabilities as of January 31, 2014 and 2013 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 9. UNPAID PAYROLL TAXES

As of January 31, 2014, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $135,875 and $30,084, respectively, plus applicable interest and penalties. The total amount due to both taxing authorities including penalties and interest was $165,959 as of January 31, 2014 and October 31, 2013, subject to further penalties and interest plus accruals on unpaid wages.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Rent

As of January 31, 2014, the Company maintains its office in New York, New York. There is a month-to-month office lease. The rent is approximately $1,050 per month for our current office location. The Company rents its office space from the father of the Company’s President and Chief Executive Officer.

For the three month periods ended January 31, 2014 and 2013, rent expense was $3,150 and is included within general and administrative expenses on the  statements of operations. The total amount owed for accumulated rent as of January 31, 2014 and October 31, 2013, was $20,600 and $17,450, respectively, and is included within accounts payable on the balance sheet.

As of January 31, 2014 and October 31, 2013, the total amount owed to related party was $39,800 and $36,650, including $20,600 and $17,450, respectively, for accumulated rent.

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

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Fresh Harvest” in this Quarterly Report on Form 10-Q collectively refers to Fresh Harvest Products, Inc., a New Jersey corporation (the “Company”).

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

As of January 31, 2014, the Company had current assets of $0. The Company has no liquid cash and other liquid assets on hand as of January 31, 2014, and this is not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited financial statements contained in this Quarterly Report on Form 10-Q has been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

Results of Operations for the Three Months Ended January 31, 2014 and January 31, 2013

Financial Information from Comparative Fiscal Year Periods

For the quarter ended January 31, 2014, we recorded gross revenues of $0 versus $0, for the quarter ended January 31, 2013. The Company believes that this is due to the Company’s selling its revenue generating business in Q4 2012 and subsequently shifting its business model.

For the quarter ended January 31, 2014, gross profit was $0 versus $0 over the quarter ended January 31, 2013. The Company believes that this is due to the Company’s selling its revenue generating business in Q4 2012 and subsequently shifting its business model.

For the quarter ended January 31, 2014, operating expenses increased to $108,781 from $108,439, or 0.32% over the quarter ended January 31, 2013. The increase is due an increase and legal and professional fees.

For the quarter ended January 31, 2014, interest expense on our convertible notes payable increased to $51,326 from $27,302 or 87.99% over the quarter ended January 31, 2013. This increase is primarily due to an increase in derivative liabilities during the quarter ended January 31, 2013.

For the quarter ended January 31, 2014, we realized a net loss of $190,325 as compared to a net loss of $197,438 for the quarter ended January 31, 2013. The decrease of $7,113 was primarily due to a decrease in the value of our derivative securities.

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

As of January 31, 2014, we had current assets of $0. We had fixed assets with a net book value of $0 and we had total liabilities of $2,857,201.

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

As of January 31, 2014, the Company owed the Internal Revenue Service and New York State payroll, unemployment and other related taxes in the approximate amounts of $135,875 and $30,084, respectively, plus applicable interest and penalties.  The total amount due to the taxing authorities including penalties and interest was $165,959 as of January 31, 2014 and October 31, 2013, subject to further penalties and interest.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Critical Accounting Estimates

Our interim unaudited financial statements as of January 31, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in accordance with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the periods covered.

A summary of accounting policies that have been applied to the historical financial statements can be found in Note No. 3 to our financial statements.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of January 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended January 31, 2014, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of January 31, 2014, we were not a party to any material legal proceedings.  We currently have twenty-three  convertible promissory notes that are in default, and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders, including the below Notice of Commencement of Action Subject to Mandatory Electronic Filing.

On April 7, 2013, three note holders (Brook Hazelton, Benjamin M. Manalaysay, Jr., and Diego McDonald, the “Plaintiffs'), whom together invested a total principal amount of $45,000 in the form of Convertible Promissory Notes (the “Notes") to the Company, together filed a “Notice of Commencement of Action Subject to Mandatory Electronic Filing” in the Supreme Count of the State of New York, County of New York. The Plaintiffs alleged that the Company breached their contracts with the Plaintiffs, and included causes of action for unjust enrichment and related claims, seeking repayment of each of their respective convertible promissory notes plus interest. Since the initial filing, the Plaintiffs have not proceeded with the case.

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

RISKS RELATED TO OUR BUSINESS

We have limited capital resources and have experienced net losses and negative cash flows and we expect these conditions to continue for the foreseeable future, as such we expect that we will need to obtain additional financing to continue to operate our business. Such financing may be unavailable or available only on disadvantageous terms, which could cause the Company to curtail its business operations and delay the execution of its business plan. To date, we have not generated significant revenues. Our net losses for the quarters ended January 31, 2014 and 2013 were $190,325 and $197,438 respectively. As of January 31, 2014, we realized an accumulated deficit of $10,075,369 and we had no cash on hand. Our revenues have not been sufficient to sustain our operations and we expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. As such, we expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse affect on our business. The items discussed above raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our products achieve market acceptance and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

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

Accrued and Unpaid Payroll Taxes. As of January 31, 2014, the Company owed the Internal Revenue Service and New York payroll, unemployment and other related taxes in the approximate amounts of $135,875 and $30,084, respectively, plus applicable interest and penalties. The total amount due to the taxing authorities including penalties and interest was $165,959 as of January 31, 2014 and October 31, 2013, subject to further penalties and interest. The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company. If we are unable to resolve these tax liabilities such failure could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

Significant Control of the Company is held by management and the Board of Directors. As of January 31, 2014 our directors and officers hold the power to vote an aggregate of about 52.50% of our common shares. As a result, any person who acquires our common shares will likely have little or no ability to influence or control the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended January 31, 2014, the Company did not have any unregistered sales of any equity securities.

Item 3. Defaults Upon Senior Securities.

During the fiscal quarter ended January 31, 2014, the Company was in default of twenty-five of its convertible notes, including three convertible notes from 2009 which were senior to the Company’s previous note holders.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2014 formatted in Extensible Business Reporting Language (XBRL):

(i)   the Consolidated Balance Sheets,

(ii)  the Consolidated Statements of Operations,

(iii) the Consolidated Statements of Cash Flows and

(iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fresh Harvest Products, Inc. (Registrant)

Date: February 1, 2021	By:	/s/ Michael Jordan Friedman
Michael Jordan Friedman,
President, Chief Executive Officer and Chief Financial Officer

