Form 10-K
period 2014-10-31
Fresh Harvest Products, Inc.
filed 2021-02-01
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (April 30, 2014): $654,244 (1,635,610,445 shares at a per share price of $.0004).

As of October 31, 2014, there were 1,635,610,445 shares of Common Stock, $0.0001 par value per share, issued and outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Fresh Harvest Products, Inc. (the “Company”) is a corporation formed in the State of New Jersey. Until October of 2012, we operated as a natural and organic food products company before management decided to transition the Company's line of business to capitalize on its relationships within the rapidly growing Software-as-a-Service (SaaS), enterprise software and mobile application markets. The Company is engaged in the software and mobile application development and video production businesses.

During October 2012, the Company began integrating a digital plan and strategy which shifted the Company’s focus to expanding the online network and community, as well as an expansion of online services, with a focus on developing various SaaS models in the health, wellness, fitness, lifestyles of health and sustainability (LOHAS) and healthcare industries.

During the fiscal year ended October 31, 2014, we did not generate any revenues as we were integrating our new business model, and developing software products. The Company was in development of a calorie calculator and comparison operator for web and mobile applications, as well as other related software.

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

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of October 31, 2014, the Company had $608 cash available for operations and had an accumulated deficit of $10,250,388. Management believes that cash on hand as of October 31, 2014 is not sufficient to fund operations through October 31, 2015. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

Employees and Employment Agreements

As of October 31, 2014, we had one full time employee and several full and part-time third party independent contractors. Currently, the Company’s sole employee, is our President and Chief Executive Officer. We anticipate retaining additional sales and marketing (employees or consultants) and clerical personnel within the next 12 months, if and when our financial resources permit.

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

RISKS RELATED TO OUR BUSINESS

We have limited capital resources and have experienced net losses and negative cash flows and we expect these conditions to continue for the foreseeable future, as such we expect that we will need to obtain additional financing to continue to operate our business. Such financing may be unavailable or available only on disadvantageous terms, which could cause the Company to curtail its business operations and delay the execution of its business plan. To date, we have not generated significant revenues. Our net losses for the years ended October 31, 2014 and 2013 were $365,344 and $566,859 respectively. As of October 31, 2014, we realized an accumulated deficit of $10,250,388 and we had $608 cash on hand. Our revenues have not been sufficient to sustain our operations and we expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. As such, we expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse affect on our business. The items discussed above raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our products achieve market acceptance and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

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

Accrued and Unpaid Payroll Taxes. As of October 31, 2014, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $135,875 and $30,084, respectively, plus applicable interest and penalties. The total amount due to both taxing authorities including penalties and interest was $165,959 as of October 31, 2014 and 2013, subject to further penalties and interest plus accruals on unpaid wages. The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company. If we are unable to resolve these tax liabilities such failure could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

Significant Control of the Company is held by management and the Board of Directors. As of October 31, 2014, our directors and officers hold the power to vote an aggregate of 52.50% of our common shares. As a result, any person who acquires our common shares will likely have little or no ability to influence or control the Company.

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

We Have An Unproven Business Model And No Technical Operating History, Which Makes It Difficult To Evaluate Our Current Business And Future Prospects For Generating Revenues. We have only a very limited operating history upon which to base an evaluation of our current business and future prospects and we have yet to receive widespread acceptance of our services. We started our current business in October 2012. Our limited operating history and the overall economic environment make an evaluation of our business and prospects very difficult. We encounter certain risks and difficulties including, but not limited to, the following:

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

ITEM 2. DESCRIPTION OF PROPERTIES

The Company maintains its office in New York, New York. There is a month-to-month office lease. The rent is approximately $1,050 per month for our current office located in New York and we did not pay, but accrued, rent for our office during 2014 and 2013. We maintain a limited amount of office equipment and do not lease any vehicles.

ITEM 3. LEGAL PROCEEDINGS

As of October 31, 2014, we were not a party to any material legal proceedings. We currently have twenty-four (24) convertible promissory notes that are in default, and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders, including the below Notice of Commencement of Action Subject to Mandatory Electronic Filing.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is quoted on the OTCQB. The following table sets forth the range of high and low bid prices per share of the Company’s common stock for each of the periods indicated, as reported on www.otcmarkets.com.

QUARTER	HIGH BID	LOW BID
4th Quarter 2014	$0.0010	$0.0001
3rd Quarter 2014	$0.0006	$0.0002
2nd Quarter 2014	$0.0007	$0.0001
1st Quarter 2014	$0.0003	$0.0001

4th Quarter 2013	$0.0004	$0.0001
3rd Quarter 2013	$0.0003	$0.0001
2nd Quarter 2013	$0.0003	$0.0001
1st Quarter 2013	$0.0005	$0.0001

These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not necessarily represent actual transactions. As of October 31, 2014, the last reported price of our common was $0.0003 per share.

Holders

As of October 31, 2014 there were 132 qualified holders of record of the Company’s common stock. This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Equity Compensation Plan Information

As of October 31, 2014, we did not have any equity compensation plans.

During the fiscal year ended October 31, 2014, the Company did not enter into agreements with any creditors and note holders of the Company to convert any debt owed by the Company into shares of the Company’s common stock, which have been issued.

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

On December 16, 2005, the Company entered into an Agreement and Plan of Acquisition and Merger (the “Merger Agreement”) with Fresh Harvest Products, Inc., a New York corporation (“New York FHP”), Michael Friedman, Marcia Roberts and Illuminate, Inc. The Merger Agreement contemplates the merger of the Company and New York FHP (the “Merger”). Although the Company has operated as if the Merger was consummated in December 2005, it has come to the Company’s attention that certain required filings were not made in the State of New Jersey and the State of New York to properly consummate the Merger. As a result, as of the date of this Annual Report on Form 10-K, the Company and New York FHP had not completed the Merger, and the Company does not now plan to do so as the Company’s business plan has changed.

From December 16, 2005 through October 11, 2012, our business plan had been to develop proprietary natural, organic and healthy products to sell, market and distribute. Our goal was to bring healthy, great tasting natural and organic products at affordable prices to the mass markets. We sold our products to select supermarkets chains and retailers in the United States.

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

During the fiscal year ended October 31, 2014, we did not generate any revenues as we were integrating our new business model, and developing software products. The Company was in development of a calorie calculator and comparison operator for web and mobile applications, as well as other related software.

As of October 31, 2014, the Company had current assets of $608. The Company has no liquid cash and other liquid assets on hand as of October 31, 2014 and does not have sufficient funds to operate for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our audited financial statements contained in this Annual Report on Form 10-K have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

As of and for the year ended October 31, 2014, our auditors have expressed substantial doubt we will continue as a going concern.

Results of Operations for the Fiscal Year Ending October 31, 2014 and October 31, 2013 Financial Information from Comparative Fiscal Year Periods

For the year ended October 31, 2014, we recorded gross revenues of $0 versus $0 for a 0% change from the previous year ended October 31, 2013. The Company believes that the $0 revenue was due to the Company’s shift in its business model.

For the year ended October 31, 2014, gross profit was $0 versus $0 for a 0% change from the previous year ended October 31, 2013. The Company believes that the zero gross profit is due to the Company’s shift in its business model.

For the year ended October 31, 2014, operating expenses increased to $335,965 from $284,279 or 18.18% over the year ended October 31, 2013. The increase is due to the Company’s increasing expenses related to developing our software and mobile applications which caused an increase in operations, sales, and marketing expenses.

For the year ended October 31, 2014, interest expense on our convertible notes payable decreased to $156,206 from $231,591 or 32.55% decrease over the year ended October 31, 2013. This decrease is primarily due to the notes payable interest accruals and derivative adjustments.

For the year ended October 31, 2014, we realized a net loss of $365,344 as compared to a net loss of $566,859 for the year ended October 31, 2013. The decrease of $201,515 was due to increases in derivative adjustments.

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

As of October 31, 2014, we had current assets of $608 and we had total liabilities of $3,032,828.

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

As of October 31, 2014, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $135,875 and $30,084, respectively, plus applicable interest and penalties. The total amount due to both taxing authorities including penalties and interest was $165,959 as of October 31, 2014 and 2013, subject to further penalties and interest plus accruals on unpaid wages. The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company.

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

A summary of accounting policies that have been applied to the historical financial statements can be found in the notes to our financial statements.

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

For the years ended October 31, 2014 and 2013, the Company recognized $0 in stock based compensation expense.

Accounting for Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction and various state, and local jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for the years prior to October 31, 2006. With respect to state and local jurisdictions, with limited exception, the Company is no longer subject to income tax audits prior to October 31, 2007. In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

As of October 31, 2014, based on Management’s review of the Company’s tax position, the Company had no significant unrecognized tax liabilities

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Immediately following are our audited financial statements and notes for the fiscal year ended October 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Fresh Harvest Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fresh Harvest Products, Inc. (the Company) as of October 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Tampa, Florida

January 29, 2021

3001 N. Rocky Point Dr. East, Suite 200 • Tampa, Florida 33607 • 813.367.3527, Ext 3527

FRESH HARVEST PRODUCTS, INC.

BALANCE SHEETS

	October 31, 2014	October 31, 2013

ASSETS
Current assets
Cash	$608	$-
Total assets	$608	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,616,202	$1,384,629
Accrued interest	312,976	248,687
Notes payable, related party, current	16,312	32,312
Notes payable, current, net of debt discount	728,650	565,733
Derivative liability	358,688	435,515
Total current liabilities	3,032,828	2,666,876
Total liabilities	3,032,828	2,666,876

Commitments and contingencies (Note 10)

Stockholders' deficit Preferred stock, $.0001 par value, 5,000,000 shares authorized, issued and outstanding	500	500
Common stock, $.0001 par value, 2,000,000,000 authorized, 1,635,610,445 shares outstanding	163,562	163,562
Additional paid in capital	7,054,106	7,054,106
Accumulated deficit	(10,250,388)	(9,885,044)

Total stockholders' deficit	(3,032,220)	(2,666,876)

Total liabilities and stockholders' deficit	$608	$-

See accompanying notes to audited financial statements.

FRESH HARVEST PRODUCTS, INC.

 STATEMENTS OF OPERATIONS

	For the	For the
	year ended	year ended
	October 31, 2014	October 31, 2013

Revenue	$-	$-
Cost of goods sold	-	-
Gross profit	-	-

Operating expenses
Salaries and wages	144,000	144,000
Sales and marketing	101,474	50,000
General and administrative expenses	83,722	86,179
Legal and professional fees	6,769	4,100
Total operating expenses	335,965	284,279

Income (loss) from operations	(335,965)	(284,279)

Other income (expense)
Change in fair value of derivatives	126,827	(50,989)
Interest expense	(156,206)	(231,591)
Total other income (expenses)	(29,379)	(282,580)
Loss before provision for income taxes	(365,344)	(566,859)
Provision for income taxes	-	-
Net income (loss)	$(365,344)	$(566,859)

Basic and dilutive loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and dilutive	1,635,610,445	1,635,610,445

See accompanying notes to audited financial statements

FRESH HARVEST PRODUCTS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the years ended October 31, 2014 and 2013

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, October 31, 2012 (Unaudited)	5,000,000	$500	1,635,610,445	$163,562	$7,054,106	$(9,318,185)	$(2,100,017)

Net Loss	-	-	-	-	-	(566,859)	(566,859)

Balance, October 31, 2013	5,000,000	500	1,635,610,445	163,562	7,054,106	(9,885,044)	(2,666,876)

Net Loss	-	-	-	-	-	(365,344)	(365,344)

Balance, October 31, 2014	5,000,000	$500	1,635,610,445	$163,562	$7,054,106	$(10,250,388)	$(3,032,220)

See accompany notes to audited financial statements

FRESH HARVEST PRODUCTS, INC.

STATEMENTS OF CASH FLOWS

	For the	For the
	year ended	year ended
	October 31, 2014	October 31, 2013

Cash flows from operating activities:
Net loss	$(365,344)	$(566,859)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of debt discount	81,197	159,650
Change in fair value of derivative	(76,827)	50,989

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	292,293	284,280
Accrued interest	64,289	71,940
Net cash (from) from operating activities	(4,392)	-

Cash flows from financing activities:
Proceeds from issuance of notes payable	5,000	-
Net cash provided by financing activities	5,000	-

Net (decrease) increase in cash	608	-
Cash, beginning of year	-	-
Cash, end of year	$608	$-

Supplemental disclosure of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non-cash financing activities:
Convertible notes issued for accounts payable	$110,720	$50,000
Assignment of notes payable, related party, current to notes payable	$16,000	-

See accompanying notes to audited financial statements.

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2014

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Fresh Harvest Products, Inc. (the “Company”) is a corporation formed in the State of New Jersey. During the fiscal year ended October 31, 2014, we did not generate any revenues as we were integrating our new business model, and developing software products. The Company was in development of a calorie calculator and comparison operator for web and mobile applications, as well as other related software.

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

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of October 31, 2014, the Company had $608 cash available for operations and had an accumulated deficit of $10,250,388. Management believes that cash on hand as of October 31, 2014 is not sufficient to fund operations through October 31, 2015. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

For the years ended October 31, 2014 and 2013, the Company reported a net loss of $365,344 and $566,859, respectively.

As of October 31, 2014, the Company maintained total assets of $608, total liabilities including notes payable of $3,032,828 along with an accumulated deficit of $10,250,388.

Management believes that additional capital will be required to fund operations through the year ended October 31, 2015 and beyond, as it attempts to generate increasing revenue, and develop new products. Management intends to attempt to raise capital through additional equity offerings and debt obligations. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2014

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended October 31, 2014 and 2013.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of October 31, 2014 and 2013.

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

NOTES TO FINANCIAL STATEMENTS

October 31, 2014

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

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2014

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

Recently Issued Accounting Pronouncements

As of and for the year ended October 31, 2014, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of this audit report; the date the financial statements were available for issue.

NOTE 4. NOTES PAYABLE - RELATED PARTIES

As of October 31, 2014 and October 31, 2013, the Company had $16,312 and $32,312, respectively, in outstanding notes payable to related parties. As of October 31, 2014 and October 31, 2013, the Company had $5,897 and $3,231, respectively, in outstanding interest to related parties. The outstanding notes payable have one-year terms and 10% interest rates. The principal amount of the notes and accrued and unpaid interest is convertible into common shares of the Company upon the due date at $0.0001 per share, subject to adjustments.

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2014

NOTE 5. NOTES PAYABLE

The Company entered into five (5) notes payable during the year ended October 31, 2014. As of October 31, 2014 and 2013, the notes payable were as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 10/31/14	Principal Balance 10/31/13
10/17/14	$8,500	10/17/15	10%	$0.00010	$8,500	$-
8/26/14	50,000	2/26/15	10%	$0.00010	52,500	-
8/26/14	50,000	2/26/15	10%	$0.00010	50,000	-
8/26/14	50,000	2/26/15	10%	$0.00010	50,000	-
8/26/14	50,000	2/26/15	10%	$0.00010	50,000	-
2/1/13	50,000	2/1/14	10%	lesser $0.0015 or 50% discount to market	50,000	50,000
10/31/12	104,278	10/31/13	10%	lesser $0.0015 or 50% discount to market	22,624	104,278
3/16/12	50,000	9/16/12	10%	$0.00200	60,000	60,000
2/14/12	14,900	2/14/13	10%	$0.00100	24,900	24,900
2/10/12	25,000	8/10/12	10%	$0.00119	25,000	25,000
1/26/12	40,000	7/26/12	10%	$0.00113	8,000	8,000
1/26/12	65,595	7/26/12	10%	$0.00113	30,095	27,595
10/18/11	1,900	10/18/11	8%	no written agreement	6,900	6,900
10/11/11	2,500	4/11/12	12%	$0.00390	2,500	2,500
8/25/11	108,101	2/25/12	10%	$0.01000	2,631	2,631
10/3/10	20,000	10/3/12	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	10/31/10	8%	no written agreement	4,000	4,000
8/31/09	5,000	8/31/12	12%	lesser $0.01 or 20% discount to market	5,000	5,000
8/26/09	20,000	8/26/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
8/25/09	20,000	8/25/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
2/26/07	30,000	2/26/09	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	4/17/09	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	6/15/09	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	1/29/09	10%	$0.95000	15,000	15,000
4/17/07	15,000	4/17/09	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	12/23/08	10%	$0.95000	18,000	18,000
11/30/06	50,000	11/30/08	10%	$0.85000	50,000	50,000
9/16/06	100,000	9/9/08	12%	35% discount to market	38,000	38,000
10/1/05	15,000	4/1/07	10%	$0.50000	15,000	15,000
Total					$728,650	$596,804
Debt Discount					-	(31,071)
Total					$728,650	$565,733

The Company currently has a total of twenty-four convertible promissory notes that are in default and the Company may be subject to legal proceedings or lawsuits from any number of those convertible noteholders.

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2014

NOTE 6. DERIVATIVE LIABILITY

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of October 31, 2014 and 2013 and the amounts that were reflected in income related to derivatives for the years then ended:

	October 31, 2014
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	1,775,081,863	$(358,688)

	October 31, 2013
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	2,549,713,618	$(435,515)

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended October 31, 2014 and 2013:

The financings giving rise to derivative financial instruments and the income effects:

	Years Ended
	October 31, 2014	October 31, 2013
Compound embedded derivative	$135,494	$(28,989)
Day one derivative loss	(8,667)	(22,000)
Total derivative gain (loss)	$126,827	$(50,989)

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2014

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

	October 31, 2014	October 31, 2013
Quoted market price on valuation date	$0.0004	$0.0003
Contractual conversion rate	$0.00011 - $0.00038	$0.00015 - $0.00024
Range of effective contractual conversion rates	--	--
Contractual term to maturity	0.25 Years	0.25 Year
Market volatility:
Volatility	138.28% - 238.13%	138.28% - 238.13%
Contractual interest rate	5% - 12%	5% - 12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the years ended October 31, 2014 and 2013.

	October 31, 2014	October 31, 2013
Beginning balance	$435,515	$334,526
Issuances:
Convertible Note Financing	50,000	50,000
Changes in fair value inputs and assumptions reflected in income	(126,827)	50,989
Ending balance	$358,688	$435,515

The fair value of the compound embedded derivative is significantly influenced by the Company’s trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique.

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2014

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

The valuation allowance at October 31, 2014 was $2,909,710. The net change in allowance during the year ended October 31, 2014 was $124,217.

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2014

As of October 31, 2014, the Company has federal net operating loss carry forwards of approximately $8,560,000 available to offset future taxable income through 2034. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the years ended October 31, 2014 and 2013 due to losses and full valuation allowances against net deferred tax assets.

As of October 31 2014 and 2013, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	(34)%
State taxes – net of federal benefits	(5)%
Valuation allowance	39%
Income tax rate – net	0%

Fin 48 - Accounting for Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction and various state, and local jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for the years prior to October 31, 2005. With respect to state and local jurisdictions, with limited exception, the Company is no longer subject to income tax audits prior to October 31, 2005. In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

Based on management’s review of the Company’s tax position, the Company had no significant unrecognized corporate tax liabilities as of October 31, 2014 and 2013 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 9. UNPAID PAYROLL TAXES

As of October 31, 2014 and 2013, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $135,875 and $30,084, respectively, plus applicable interest and penalties. The total amount due to both taxing authorities including penalties and interest was $165,959 as of October 31, 2014 and 2013, subject to further penalties and interest plus accruals on unpaid wages.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Rent

As of October 31, 2014, the Company maintains its office in New York, New York. There is a month-to-month office lease. The rent is approximately $1,050 per month for the current office. The Company rents its office space from the father of the Company’s President and Chief Executive Officer.

As of October 31, 2014 and October 31, 2013, the total amount owed to related party was $49,450 and $36,650, including $30,250 and $17,450, respectively, for accumulated rent.

IRS Tax Lien

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company.

FRESH HARVEST PRODUCTS, INC.

NOTES TO FINANCIAL STATEMENTS

October 31, 2014

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of October 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●

We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer. This control deficiency did result in audit adjustments to our 2014 interim and annual financial statements. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended October 31, 2014, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each of our current directors were appointed to serve until his successor is qualified and elected. The names, addresses, ages and positions of our executive officers and directors as of October 31, 2014 are set forth below:

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

Michael Jordan Friedman – President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board.

2003 – Present – President, CEO, CFO and Chairman - Fresh Harvest Products, Inc.

2003 – Present – Board of Director Member, Talk Entertainment, Inc.

2001 – 2004 – Partner, The Willis Group, Inc. – New York, NY

Mr. Friedman has served as the Company’s President, Chief Executive Officer, Chief Financial Officer and Chairman of the Company’s Board of Directors since December 2005. Mr. Friedman previously served as the President, Chief Executive Officer and Chairman of the Board of Directors of New York FHP. Since 2003, Mr. Friedman has also served as the President and as a member of the Board of Directors of Talk Entertainment, Inc., an entertainment company. Mr. Friedman was also previously a partner in The Willis Group, Inc., a food consulting company, from 2001 to 2004. Mr. Friedman received a Master of Law in Taxation from New York Law School and Juris Doctor degree from New York Law School.

Jay Odintz – Director.

2003 – Present – Board of Director Member, Fresh Harvest Products, Inc.

1982 – Present –CPA with the firm of Arthur Friedman, CPA, Inc.

1986 – Present – Certified Financial Planner

1983 – Present – Certified Public Accountant

Mr. Odintz has served as a member of the Company’s Board of Directors since December 2005. Mr. Odintz previously served as a member of the Board of Directors of New York FHP. Mr. Odintz is a certified financial planner and a certified public accountant. Since 1982, Mr. Odintz has been a CPA and worked with Arthur Friedman CPA.

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

BOARD COMMITTEES

As of October 31, 2014, our board of directors did not have nominating, audit or compensation committees. Our Board currently approves all services to be provided by the Company’s independent registered public accounting firm.

Board Meetings; Nominating and Compensation Committees

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended October 31, 2014. Such actions by the written consent of all directors are, according to New Jersey corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings during the last fiscal year.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Specifically, for the year ending October 31, 2014, our officers, directors, and greater than ten percent beneficial shareholders were required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the Company’s knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by the Company, for the year ending October 31, 2014, each of the Company’s directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities during the year ending October 31, 2014 made the required filings.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation earned and accrued, in all capacities, during the fiscal years ended October 31, 2014 and 2013, by Michael J. Friedman, the Company’s President, Chief Executive Officer and Chief Financial Officer:

SUMMARY COMPENSATION TABLE

Name and Principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael J. Friedman,	2014	$144,000	(1)	-	-	-	-	-	-	$144,000
President, CFO and CEO	2013	$144,000	(1)	-	-	-	-	-	-	$144,000

___________

(1)	Salary and all other compensation was accrued and none of it was paid in the form of cash as of October 31, 2014.

Stock Option and Equity Compensation Plans

As of October 31, 2014, the Company did not have any stock option or equity plans.

Employees and Employment Agreements

As of October 31, 2014, we had one full time employee and several full and part-time third party independent contractors.

Currently, the Company’s sole employee~~,~~ is Michael Friedman, our President and Chief Executive Officer, who is employed on a full time basis. Mr. Friedman’s employment contract with the Company expired on October 31, 2010 and as of October 31, 2014, had not yet been renewed.

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

Directors’ Compensation

During the year ended October 31, 2014, each director received compensation for their services in the form of $24,000; all of which was accrued and none of it was paid in the form of cash.

The following table provides information concerning the compensation of our directors for the year ended October 31, 2014.

Name	Fees Earned or Paid in Cash		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Michael J. Friedman	$24,000	(1)	-	$-	$-	$-	$-	$24,000
Jay Odintz	$24,000	(1)	-	-	-	-	-	$24,000

_______________

(1)	In lieu of the payment the Company accrued the compensation due as a fee for their service on the Company’s Board of Directors.

Indebtedness to Management

As of October 31, 2014, the CEO of the Company has an accrued and unpaid annual salary of $144,000 and $24,000 in accrued and unpaid annual Directors Fees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information about the beneficial ownership of our common stock as of October 31, 2014 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of our common stock (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common Stock	Michael Friedman (3)	956,928,040	44.81%
Common Stock	Jay Odintz (4)	164,333,333	7.70%
	All executive officers and directors as a group (two people)	1,121,361,373	52.51%

____________

(1)

Applicable percentage of ownership is based on 1,635,610,445 shares of common stock outstanding as of October 31, 2014 together with securities exercisable or convertible into shares of common stock within 60 days of October 31, 2013 for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of October 31, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. For purposes of this table, the Company has assumed that all outstanding shares of Series A Preferred Stock will be convertible into shares of the Company’s common stock within 60 days of October 31, 2013.

(2)	Unless otherwise indicated, the shareholder’s address is c/o Fresh Harvest Products, Inc., 280 Madison Avenue, Suite 1005, New York, New York 10016.

(3)

Mr. Friedman is the President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors of the Company. Includes 456,928,040 shares of common stock and assumes the conversion of 5,000,000 shares of Series A Preferred Stock held by Mr. Friedman into 500,000,000 shares of common stock.

(4)

Member of the Company’s Board of Directors. Includes 164,333,333 shares of common stock held by Mr. Odintz.  The exemption from registration for the issuances of the Series A Preferred Shares was based on Section 4(2) of the Securities Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the fiscal year, the Company rents an office space from Arthur Friedman, the father of the Company’s President and Chief Executive Officer. The rent is approximately $1,050 per month for our current office located in New York and we did not pay, but accrued, rent for our office during the years ended 2014 and 2013. For the years ended October 31, 2014 and 2013, rent expense was $12,800 and $12,600, respectively.

As of October 31, 2014 and October 31, 2013, the Company had $16,312 and $32,312, respectively, in outstanding notes payable to related parties. As of October 31, 2014 and October 31, 2013, the Company had $5,897 and $3,231, respectively, in outstanding interest to related parties. The outstanding notes payable have one-year terms and 10% interest rates. The principal amount of the notes and accrued and unpaid interest is convertible into common shares of the Company upon the due date at $0.0001 per share, subject to adjustments.

Director Independence

Mr. Friedman is not considered an “independent” member of the Company’s Board of Directors as that term is defined by NASDAQ Listing Rule 5605.

Mr. Odintz was considered to be an “independent” member of the Company’s Board of Directors as that term is defined by NASDAQ Listing Rule 5605. We believe that Mr. Friedman would not be considered “independent” pursuant to NASDAQ Listing Rule 5605 for purposes of membership on any audit, compensation or nominating committees established by the Company’s Board of Directors.

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

The following table sets forth fees billed to us by our independent auditors for the years ended 2014 and 2013 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2014	2013

Audit fees	$5,000	$5,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total fees	$5,000	$5,000

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

All Other Fees: Our Auditor was paid no other fees for professional services during the fiscal years ended October 31, 2014 and October 31, 2013.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements: See Index to Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K

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

10.5

October 6, 2008 Promissory Note between Fresh Harvest Products, Inc. (borrower) and Joseph Cingari (lender) (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2008)

43

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

10.25

Factoring Agreement between Platinum Funding Services LLC and the Company effective January 2, 2007(Incorporated by reference to the Company’s Current Report on Form 8 K filed with the SEC on February 1, 2007)

10.26

Funding Agreement between Platinum Funding Services LLC and the Registrant effective January 2, 2007 (Incorporated by reference to the Company’s Current Report on Form 8 K filed with the SEC on February 1, 2007)

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

31.1

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2014.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Office and Principal Financial Officer).

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended October 31, 2014 formatted in Extensible Business Reporting Language (XBRL):

(i) the Balance Sheets,

(ii) the Statements of Operations,

(iii) the Statements of Deficiency of Assets

(iv) the Statements of Cash Flows and

(v) related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 1, 2021	By:	/s/ Michael J. Friedman
	Name:	Michael J. Friedman
	Titles:	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 1, 2021	By:	/s/ Michael J. Friedman
	Name:	Michael J. Friedman
	Titles:	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

February 1, 2021		/s/ Jay Odintz
Jay Odintz – Director.

