Form 10-K
period 2021-06-30
INNOVATIVE MEDTECH, INC.
filed 2021-10-13
CIK 1331612

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-51390

INNOVATIVE MEDTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	1000	33-1130446
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

2310 York Street, Suite 200
Blue Island, IL 60406
Telephone: (708) 925-9424

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.

Securities registered under Section 12(g) of the Act:

Common Stock, $0.000001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒      No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

On December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $876,632, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $0.0003. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

The number of the registrant’s shares of common stock outstanding was 15,657,327 as of October 13, 2021.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements for Innovative MedTech, Inc. Such discussion represents only the best present assessment from our Management.

PART I

Item 1. Description of Business

Corporate Background

Innovative MedTech, Inc. (the “Company”) was originally formed on April 21, 2005, in New Jersey as “Serino 1, Corp.,”. On December 16, 2005, the Company merged with Fresh Harvest Products, Inc., and then changed its name to Fresh Harvest Products, Inc., and began operating as a natural and organic food and beverage company.  In 2012, the Company  began focusing its efforts on developing software and mobile application development and video production and developing an e-book company, and in the intervening years, expanded its technology development and development efforts, creating a revenue sharing partnership with a mobile app, TreatER (available for free on the Apple App Store) in 2017 and in 2018, focusing on building a software program for financially valuing a film concept and mapping the predicted human behavior by region to films using a combination of geographical based social sentiment and the distribution data and financial performance of historically released films. On November 4, 2017, the Company redomiciled from New Jersey to Delaware, and changed its fiscal year end from October 31st to June 30th. On March 9, 2021, the Company effectuated a 10,000:1 reverse split, changed its stock symbol from “FRHV” to “IMTH,” and changed its name to Innovative MedTech, Inc. On March 25, 2021, the Company acquired two companies, Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. (collectively “SarahCare”), an adult day care center franchisor and provider. With 26 centers (2 corporate and 24 franchise locations) located in 13 states, SarahCare offers seniors daytime care and activities focusing on meeting their physical and medical needs on a daily basis, and ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives. We are now focusing all of our efforts on our senior care operations.

General Overview

Description of Business

The Company is a provider of health and wellness services. On March 25, 2021, the Company acquired SarahCare for a total of $3,718,833; $2,000,110 was paid in cash and the Company assumed approximately $393,885 in debt due to sellers, and the remaining is payable through a royalty fee liability due in the amount of $1,500,000. With 26 centers (2 corporate and 24 franchise locations) located in 13 states, SarahCare offers seniors daytime care and activities focusing on meeting their physical and medical needs on a daily basis, and ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives.

Overview and Mission

Our mission is to be one of the market leaders in the adult day care center market and to be a leader in related technologies in the health and wellness category. We believe that this is a fragmented market, and this is an opportune time to consolidate and grow our SarahCare brand. We have an experienced management team of adult day care industry and financial markets executives that have strong relationships in the industry.

Operational Overview – SarahCare, our wholly owned subsidiary

SarahCare provides health-care related services and companionship for older adults, aged 60 and above, and for adults aged 18-60 who are in need of health-related care and supervision (a “SARAH Business”)  since February 1985. In 1985, the very first SarahCare Center opened its doors in Canton, Ohio. Originally called S.A.R.A.H. (Senior Adult Recreation and Health), the facility was one of the first intergenerational sites in the U.S. The senior adult day care center was located next to a child day care center and served as a training and research site for the development of other unique intergenerational programs across the country. Eventually, directors transitioned S.A.R.A.H.’s name to Sarah Center and, finally, to SarahCare demonstrating the philosophy of care administered to our seniors and their families.

We grant franchises for the operation of a SARAH Business. A SARAH Business provides non-medical care for elderly individuals and others in need of health-related care and supervision who desire compassionate care and stimulating activity in a secure, structured environment. We provide service that offers an effective solution for individuals who are in need of support services in order to continue living in their communities.

Currently, SarahCare operates 26 unique locations in the United States (24 franchised locations and 2 corporate owned centers) and internationally in the United Arab Emirates and Saudi Arabia. Center members who visit any one of our locations across 13 states are offered daytime care and activities ranging from exercise and health-care related needs on a daily basis to nursing care and salon services. Visitors benefit from additional services that include specialized dietary menus and engaging social activities allowing them to continue to lead active and enriched lives.

Accreditation

SarahCare’s two corporate-owned centers have achieved accreditation through the Aging Services division of CARF, an independent, non-profit accreditor of health and human services. Through accreditation, CARF assists service providers in improving the quality of their services, demonstrating value, and meeting internationally recognized organizational and program standards. The accreditation process applies sets of standards to service areas and business practices during an on-site survey. Accreditation, however, is an ongoing process, signaling to the public that a service provider is committed to continuously improving services, encouraging feedback, and serving the center. Accreditation also demonstrates a provider’s commitment to enhance its performance, manage its risk, and distinguish its service delivery.

Who we care for

We have trained staff including nurses who specialize in caring for those with various impairments and health related problems, including but not limited to: frailty and physical dependence, memory impairment, stroke and parkinsons disease, chronic diseases, and isolation and depression.

Nursing assistants and other trained staff are always there to assist family members in ambulating and moving through all of our activities throughout the day. Activities are adapted for specific physical challenges so that no one ever feels left out. Yes, seniors who are wheelchair bound are very welcome in our centers. We handle a loved one’s challenging issues with care and consideration. If a loved one is wheelchair bound, multiple staff members are available at any given time if they need the assistance of more than one person. If a loved one needs help with toileting and/or bathing, we have specially trained staff to assist them. Our bathing areas are designed to give them as much privacy and dignity as possible.

Activities - Our centers offer versatile daily services and activities. Some of the benefits included in our daily fee are:

•	NURSING - licensed nursing staff under the supervision of an RN for better care of chronic diseases

•	FOOD - delicious catered meals with special diets accommodated

•	ACTIVITIES - customized to your loved one’s interests and abilities

•	SOCIALIZATION - be with friends, remain active, and enjoy the day

Nursing Services - While our participants enjoy their day at SarahCare, our center nurses provide the care and monitoring they need on a regular basis. Care is provided in the privacy of our nurse’s clinic. Our centers are staffed with the qualified Registered and/or Licensed nurses. They are often specially certified and trained to work with issues related to aging and the elderly, and are passionate about caring for seniors. Nursing services that are offered include:

•	Medication administration and oversight

•	Weight and vital signs monitored and recorded regularly

•	Diabetic care

•	Care of feeding tubes and ostomies

•	Dressing changes

•	Other services needed by you or your loved one or as ordered by a physician

Meals – We offer delicious and nutritious meals at no extra cost. Meals are the perfect time for friends to socialize and celebrate, sharing memories and exchanging jokes. Our beautiful dining rooms and delicious food help turn each meal into a special event. A light breakfast, a delicious catered lunch, and afternoon snack are all included in the daily rate. Special diets are easily accommodated and assistance at meal time is always available.

Intergenerational - Our intergenerational program brings together seniors and children in a safe and engaging environment. ‘Grandparents’ and ‘grandchildren’ have so much to share and can be a great source of joy to each other, yet they rarely have these opportunities. SarahCare intergenerational programs bring both generations together in a structured environment where they can learn from each other – sharing their feelings, ideas, skills, and affection. Unlike other informal and casual get-togethers, our intergenerational program was scientifically designed and researched to encourage these interactions and allow our seniors to participate fully – from disabled and frail elders to sufferers of dementia and Parkinson’s.

Customized Programs - Home Care - A participant’s time with SarahCare’s specially-trained staff doesn’t have to stop at the end of the day. Some seniors who are still living independently at home may require assistance during evenings and weekends, when they can’t spend time at the center. Or, if a loved one resides with their family, occurrences may come up that require the family to be away from home during an evening or weekend when your senior requires care.

Franchisees - Our franchisees pay us a variety of royalties and fees. Typical locations are commercial or professional office locations convenient to working caregivers. The approximate size of a SARAH Business facility is 5,000-6,000 square feet. Rent is estimated to be $96,000-$140,000 annually depending on size, condition and location of leased premises.

State and Federal Licenses. Both the company owned centers and the franchise centers acquire the required licenses prior to opening in their respective states. Not all states, such as Ohio, require a license to operate an ADHC (Adult Day Health Center), while other states, such as Pennsylvania, have strict licensing regulations. If a center wants to accept Medicaid participants, then they must complete the Medicaid certification process. The VA (Veterans Affairs) has their own standards and survey process in order to obtain an agreement/contract with the VA. All of these programs are administered by individual states. Every center follows the regulations as interpreted by the VA center in the specific areain which their center is located.

The federal program the Child Adult Food Care Program (CACFP) is for the reimbursement of food, and is administered by the Department of Agriculture. If a center wants to utilize CACFP, then they must complete the Department of Agriculture’s application and survey process.

All centers are surveyed annually by their state licensing department (if applicable), Medicaid, the VA, the CACFP (if applicable) and any additional funding source they may be using. In addition, most centers are surveyed by their local Health and Fire Departments annually.

Goods and Services One Must Acquire From An Approved Supplier Or In Accordance With Our Standards and Specifications

The trademarks, trade names, service marks, and logos must be properly depicted on any brochures, business cards and stationery, signage, forms, and public relations materials you purchase for use in your operation of the SARAH Business. These items, and other products, supply items and services, may be purchased from any source; however, we retain the right to, at any time in the future, condition the right to buy or lease goods and/or services on their meeting minimum standards and specifications and/or being acquired from suppliers we specifically designate or approve. We may issue and modify standards from time to time and enumerate them in our Operations Manual or other communications.

A Franchisee must purchase software to be used in the operation of the SARAH Business from a designated supplier. They may acquire certain pre-approved social media channels and online content for the SARAH Business only through us or our designated supplier. (Currently our System standards include Facebook, YouTube, Twitter, Instagram, Pinterest, and LinkedIn and no other channels, as approved social media outlets through which SARAH Businesses may be promoted.) A Franchisee must use the e-mail accounts we provide to you. We also currently recommend that they use our approved suppliers for: real estate site selection services; furniture, fixtures and equipment; marketing materials; computer software, and printing services. Otherwise, there currently are no goods, services, supplies, fixtures, equipment, inventory, computer hardware, real estate, or comparable items related to establishing or operating the SARAH Business that you must buy from us, our affiliate, or an approved supplier. None of our officers currently owns an interest in any supplier to SARAH Businesses.

If a Franchisee wants to purchase or lease any product, supply, item or service from a supplier or provider that we have not already approved, they must first obtain our approval. They may request our approval by providing us with a sample of the item they would like us to approve. We will use commercially reasonable efforts to notify the Franchisee within 30 days after receiving all samples and any other requested information or specifications, whether they are authorized to purchase or lease the product or service from that supplier or provider. We do not charge a fee for engaging in this approval process.

In the event we receive rebates from any suppliers to our franchisees, these funds will be used for marketing and promotional purposes. We estimate that, collectively, the purchases and leases you obtain according to our specifications or from approved or designated suppliers represent between 2.5%-7.5% of your total purchases and leases in connection with the establishment and operation of the SARAH Business. During the fiscal year ending June 30, 2021, we did not receive any rebates or other payments from suppliers based on their sales to franchisees and neither we nor our affiliates sold or leased any products or services to franchisees.

Insurance

Besides these purchases or leases, a potential Franchisee must obtain and maintain, at their own expense, the insurance coverage that we periodically require and satisfy other insurance-related obligations. They currently must obtain the following insurance: (i) comprehensive commercial general liability insurance, including bodily injury, property damage, personal injury, products and completed operations liability coverage with a combined single limit of not less than $1,000,000 per occurrence for bodily injuries, $1,000,000 per occurrence for property damage and $2,000,000 annual aggregate, (ii) workers’ compensation and employer’s liability insurance to meet statutory requirements of that of operation where the SARAH Business is located; (iii) commercial property insurance at replacement value, including fire, vandalism, and extended coverage insurance with primary and excess limits of not less than the full replacement value of the SARAH Business and its furniture, fixtures and equipment; (iv) automobile liability insurance for all owned, non-owned and hired automobiles with a single coverage limit of not less than $1,000,000; (v) other insurance as may be required by the state or locality in which the SARAH Business is located and operated; and (vi) professional liability insurance of not less than $1,000,000. All of the policies they maintain must contain the minimum coverage described above and must have deductibles not to exceed the amounts we specify. Each of the insurance policies must be issued by an insurance company of recognized responsibility and satisfactory to us. We may periodically increase the amounts of coverage required under these insurance policies and/or require different or additional insurance coverages at any time. The commercial general liability, automobile, and umbrella insurance policies must list us as additional insured parties and provide for 30 days’ prior written notice to us in the event of a policy’s material modification, cancellation, or expiration. They must furnish us with a copy of your Certificate of Insurance within 10 business days upon receipt of your Occupancy Permit for the SARAH Business. If they fail or refuse to obtain or maintain the insurance we specify, in addition to our other remedies including termination, we may obtain such insurance for you and the SARAH Business, on the potential Franchisee’s behalf, in which event they must cooperate with us and reimburse us for all premiums, costs and expenses we incur in obtaining and maintaining the insurance, plus a reasonable fee for our time incurred in obtaining such insurance.

Advertising Materials

Before a potential Franchisee uses them, they must send to us for review samples of all advertising, promotional and marketing materials which we have not prepared or previously approved. They must not use any advertising, promotional, or marketing materials that we have not approved or have disapproved. During approximately the first 3 months of operating the SARAH Business, we will use the Marketing Deposit to pay vendors selected to provide advertising and related services for the promotion of the SARAH Business, which may include, for example, arranging online Internet advertising and marketing content, including Facebook, YouTube, Twitter, Instagram, Pinterest, LinkedIn or other social media outlets and paying click-through charges to search engines, banner advertising sources, and advertising host sites to promote the SARAH Business. We may develop certain promotional materials and/or designate or approve specific suppliers of promotional materials during the franchise term that we may require them to purchase and use. All online marketing activities you conduct for the SARAH Business must meet our then-current guidelines for franchisee use of social media that we include as part of the Operations Manual or otherwise communicate as part of our System standards.

Development of Your SARAH Business

A potential Franchisee is responsible for locating, obtaining, and developing a site for the SARAH Business within the Territory. They must submit a proposed site for the SARAH Business for our approval in a form we specify that includes detailed construction drawings and other site-specific information. After we approve a site for the SARAH Business, they are responsible for constructing and equipping the SARAH Business at that site. They may not begin developing any site or constructing or remodeling any structures or fixtures before we have approved the site. They may consult with real estate and other professionals of their choosing, and we may also assist you in the development of the SARAH Business. They must submit to us for our approval detailed plans and specifications adopting our then-current plans and specifications for SARAH Businesses.

SarahCare, as the franchisor, supplies the Franchisee’s with initial assistance and approval with the following:

1.

Give you our site selection criteria for the SARAH Business and, upon a potential Franchisee’s request, provide input regarding possible sites. We do not own and lease any site to franchisees. After they select and we approve a site, we will designate the geographic area within which they may establish the SARAH Business.

2.	Approve the signage.
3.

Identify the standards and specifications for products, services, and materials that comply with the System, and, if we require, the approved suppliers of these items. We will furnish a potential Franchisee with the listing of the package of initial franchise items as detailed in the Operations Manual. Neither we nor our affiliate provide, deliver, or install any of these items.

4.	Provide an Initial Training Program.
5.	Provide an Operations Training Program.

Once the Franchisee’s SarahCare business is operational, we will:

1.	Issue and modify System standards for SARAH Businesses.
2.	Provide access to a copy of our Operations Manual as we make available through our intranet. The Operations Manual contains mandatory and suggested specifications, standards and operating procedure.
3.	Give you additional or special guidance and assistance and training as we deem appropriate and for which a potential Franchisee are financially responsible.
4.	Inspect and observe the operation of the SARAH Business to help a potential Franchisee comply with the Franchise Agreement and all System standards.
5.	Let you use the confidential information.
6.	Let you use the Marks.

Opening

We estimate that a potential Franchisee will open the SARAH Business within 8 to 10 months after they sign the Franchise Agreement. The interval between signing the Franchise Agreement and opening the SARAH Business depends on the site’s location and condition, the construction schedule for the SARAH Business, the extent to which they must upgrade or remodel an existing location, the delivery schedule for equipment and supplies, securing financing arrangements, completing training, and complying with local laws and regulations.

Current Locations

Below is a list of our current franchised (24) locations:

California - 450 Marathon Dr. Campbell, CA 95008

Connecticut - 870 Burnside Avenue East Hartford, CT 06108

Florida - 1504 S. Harbor City Blvd. Melbourne, FL 32901

1200 N. University Dr. Pembroke Pines, FL 33024

754 Riverside Drive, Coral Springs, FL 33071

Georgia - 801 Oakhurst Drive Evans, GA 30808

286 SW Highway 138 Riverdale, GA 30078

Idaho - 1655 S. Vinnell Boise, ID 83709

Indiana - 2805 E. 96th Indianapolis, IN 46240

Massachusetts - 1225 Dorchester Avenue Dorchester, MA 02125

1217 Grafton St. Worcester, MA 01604

Michigan - 2211 E. Beltline Ave. NE Suites B & C Grand Rapids, MI 49525

13425 19 Mile Rd., Suite 500 Sterling Heights, MI 49519

2024 Health Dr., Suite B Wyoming, MI 49519

New Jersey – 1115 Glove Avenue, Mountainside, NJ 07092

North Carolina - 2245 Gateway Access Pt. Suite 101 Raleigh, NC 27607

Ohio - 10901 Prospect Road Strongsville, OH 44149

Pennsylvania - 7010 Snowdrift Rd. Allentown, PA 18106

261 Old York Rd., Suite A51 Jenkintown, PA 19046

425 Technology Dr. Malvern, PA 19355

2030 Ardmore Blvd. Pittsburgh, PA 15221

1726 S. Broad St, Philadelphia, PA 19145

Texas - 157 Nursery Road The Woodlands, TX 77380

23972 Highway 59 N. Kingwood, TX 77339

We have 2 international centers in the United Arab Emirates and Saudi Arabia, that are franchised, but are not yet open.  We do not have an expected date as to when they will be open, if ever.

Below is a list of our current corporate (2) locations:

SarahCare of Belden - 6199 Frank Ave NW, North Canton OH 44720

SarahCare of Stow - 4472 Darrow Road, Stow OH 44224

Our Growth Strategy

Our sales and marketing teams intend to leverage our value proposition and strong participant satisfaction to promote our brand and attract new participants to our centers. The size of our centers depends on the size of the addressable population within each service area. We first determine whether we can fill a center’s expected participant census, then, as a center reaches its initial capacity, we plan to increase its size through pre-planned facility expansions. Once we have reached planned capacity, we intend to expand to other locations.

Our growth strategy includes renewing our current franchised locations. Recently, SarahCare renewed its agreements regarding two SarahCare franchised locations, one in The Woodlands, Texas, and one in Kingwood, Texas. Both renewals are for five years.

Leasing New Market Space

We plan to build new centers or lease from existing market space to enter new markets for our daycare centers into adjacent or new geographies.

The placement of our centers in attractive locations is critical to our success. We regularly conduct zip code level analyses and convene small focus groups with potential participants and caregivers to identify service areas with attractive concentrations of seniors eligible for our daycare services and select optimal sites for our centers. We prioritize service areas with populations that include more than 4,000 potential participants within a 60-minute drive of a center. Our approach to building new daycare centers or leasing space in favorable market areas is based on our experience-based specifications, with flexibility for future center expansion factored into the blueprints where possible.

On April 21, 2021, the Company, through ten newly-formed, wholly-owned limited liability companies, entered into lease agreements with entities controlled by our Chairman, Charles Everhardt, for ten additional SarahCare locations to be operated by the Company. All of the leases are for a ten-year period beginning on July 1, 2021, and ending on June 30, 2031, with a 5-year renewal option. The rent for each location is $7,500 per month. As of June 30, 2021, the Company has amended the leases to delay commencement until November 1, 2021.

The ten locations are as follows:

Texas – 6121 N Interstate Highway 35, Austin, TX 78752 – approximately 8,500 sq. ft.

9090 Southwest Freeway, Houston, TX 77074 – approximately 8,500 sq. ft.

Ohio – 33 East 5th Street, Dayton, OH 45402 – approximately 8,500 sq. ft.

Mississippi – 200 E Amite Street, Jackson, MS 39201 – approximately 8,500 sq. ft.

Georgia – 1775 Parkway Place SE, Marietta, GA 30067 – approximately 8,500 sq. ft.

Tennessee – 2625 Thousand Oaks, Memphis, TN 38118 – approximately 8,500 sq. ft.

Florida – 3835 McCoy Road, Orlando, FL 32812 – approximately 8,500 sq. ft.

Pennsylvania – 1741 Papermill Road, Wyomissing, PA 19610 – approximately 8,500 sq. ft.

New Jersey – 1 West Lafayette Street, Trenton, NJ 08608 – approximately 8,500 sq. ft.

Oklahoma – 7902 South Lewis Avenue, Tulsa, OK 74136 – approximately 8,500 sq. ft.

Potential Acquisitions

We believe we are the logical acquiror in a fragmented market made up of mostly small independent local operators. We are looking for potential acquisitions in new geographic markets along with existing markets that meet certain criteria. We maintain discipline in our approach in regards to purchase price for acquisitions. We consider many factors in determining the purchase price that include potential market expansion, healthcare employee base, demographics of our target market of seniors, daycare demand both future and present is also considered along with other factors before a decision is made to acquire a potential acquisition target. We work closely with key constituencies, including local governments, health systems and senior housing providers, to ensure participants continue to receive the high quality care we demand in our operations and that potential acquisition targets can achieve our important quality standards.

Reinvest in our Technology

We are continuing to examine ways to improve and enhance our technology offerings to improve efficiencies in our operations. Further, we are evaluating new software and medical device technology to use at our centers to help with our participants who are experiencing chronic pain without the use of medications. We believe placing new technologies at our centers to further meet the needs of our participants will help us to stand out in the daycare market and attract further participants to our centers. As we continue to evaluate new ways of bringing new technologies and efficiencies to our operations, we believe we will be able to attract new participants and potentially reduce medical costs.

Industry Overview

Healthcare spending in the United States has grown at approximately 5% per year from 2013 to 2018, and in 2018 represented $3.6 trillion of annual spend, or 17.7% of U.S. GDP. The overall growth rate of healthcare spending is expected to accelerate due to the aging population. Furthermore, the government’s share of total healthcare spend through programs such as Medicare and Medicaid is expected to grow from approximately 37% today to more than 40% as early as 2025, indicating faster growth in government-sponsored healthcare than the overall market. There are approximately 6,000 senior daycare center across the United States. The industry market size is approximately $6.4 billion and expected to rise 25% over the next five years. Each senior daycare center has an average of 60 participants with daily participants of 351,900 using senior daycare services.

Employees

As of June 30, 2021, the Company had 37 employees. This does not include the employees of the independently owned and run franchise locations.

Intellectual Property

The Company owns the following intellectual property (trademarks): SarahCare and Sarah Adult Day Services.

Competition

There are approximately 4,600 adult day care centers (from the CDC) in the U.S. may be part of stand-alone adult centers specifically set up to provide day care to seniors, 70 percent are affiliated with or operate within senior centers, churches, medical centers or residential care facilities. Two of our larger competitors include Active Day, with approximately 100 locations, and Easter Seals, a non-profit with 69 affiliates. Programs run from several hours to a full day. Participants may attend daily, a few times a week, weekly, or just for special activities. Weekend and evening care are less common, although this is changing as demand for adult day care rises. We also compete with home care and in-home medical care professionals and enterprises.

Governmental Regulations

We will be governed by government laws and regulations governing adult day care facilities. We believe that we are currently in compliance with all laws which govern our operations and have no current liabilities thereunder. Our intent is to maintain strict compliance with all relevant laws, rules and regulations.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company’s operations.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Environmental Regulations

We do not believe that we are or will become subject to any environmental laws or regulations of the United States. While our products and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our products or potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

As of June 30, 2021, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space at this time but expects to enter into a month-to-month office lease for this space.

SarahCare leases three properties for its corporate office and its two corporate owned centers. SarahCare’s corporate office is approximately 3,470 square feet and is located at 4580 Stephen Circle NW, Canton, Ohio, 44718. The lease began in 2017 and ends in 2023.

SarahCare’s lease for its first corporate-owned SarahCare location is for approximately 5,300 square feet located at 6199 Frank Ave. NW, North Canton, Ohio, 44720. The lease began in 2018 and ends in 2026.

SarahCare’s lease for its second corporate-owned SarahCare location is for approximately 6,000 square feet located at SarahCare of Stow, 4472 Darrow Road, Stow, Ohio, 44224. The lease began in 2018 and ends in 2026.

On April 21, 2021, the Company, through ten newly-formed, wholly-owned limited liability companies, entered into lease agreements with entities controlled by our Chairman, Charles Everhardt, for ten additional SarahCare locations to be operated by the Company. All of the leases are for a ten-year period beginning on July 1, 2021, and ending on June 30, 2031, with a 5-year renewal option. The rent for each location is $7,500 per month. As of the June 30, 2021, the Company has amended the leases to delay commencement until November 1, 2021.

The 10 locations are in the following locations:

Texas – 6121 N Interstate Highway 35, Austin, TX 78752 – approximately 8,500 sq ft.

9090 Southwest Freeway, Houston, TX 77074 – approximately 8,500 sq ft.

Ohio – 33 East 5th Street, Dayton, OH 45402 – approximately 8,500 sq, ft.

Mississippi – 200 E Amite Street, Jackson, MS 39201 - approximately 8,500 sq, ft.

Georgia – 1775 Parkway Place SE, Marietta, GA 30067– approximately 8,500 sq, ft.

Tennessee – 2625 Thousand Oaks, Memphis, TN 38118– approximately 8,500 sq, ft.

Florida – 3835 McCoy Road, Orlando, FL 32812– approximately 8,500 sq, ft.

Pennsylvania – 1741 Papermill Road, Wyomissing, PA 19610– approximately 8,500 sq, ft.

New Jersey – 1 West Lafayette Street, Trenton, NJ 08608– approximately 8,500 sq, ft.

Oklahoma – 7902 South Lewis Avenue, Tulsa, OK 74136– approximately 8,500 sq, ft.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than disclosed herein, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

As of June 30, 2021, we were not a party to any material legal proceedings. We currently have seventeen (17) convertible promissory notes that are in default, and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders, including the below Notice of Commencement of Action Subject to Mandatory Electronic Filing.

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

Our wholly owned subsidiary, SarahCare, is involved in the following legal proceedings:

McKinley Alliance Group, LLC et al v. Sarah Adult Day Services, Inc. Case No. 5:19-cv- 02078-SL) in the United States District Court for the Northern District of Ohio Eastern Division, filed on April 12, 2019. The plaintiff, a former franchisee who remained in business at the same location after expiration of the franchise agreement, originally filed this action in Georgia State Court seeking injunctive relief and a declaration that the post-term restrictive covenants in the franchise agreement are unenforceable. We successfully transferred the action to federal court and moved venue to the Northern District of Ohio. We have filed counterclaims for royalties owed. No trial date is set, and settlement discussions among the parties continue.

Sarah Adult Day Services, Inc. vs. Boston Adult Daycare Corp. and Worcester Adult Daycare, LLC, and Alla Shlosman and Janet Goronshtein, (Case No. 5:19-cv-672), in the United States District Court for the Northern District of Ohio Eastern Division, filed on March 26, 2019. We filed a complaint against the franchisees of our Dorchester and Worcester, Massachusetts, outlets and certain of the common owners for failure to pay royalties due and other alleged breaches. The case was settled before any trial and dismissed on November 15, 2019. The settlement, which includes confidentiality and non-disparagement provisions, required the franchisees and the certain common owners to make partial payments and to provide to us guaranteed and secured notes for the remainder. The franchisees also agreed to, and signed, new 10-year franchise agreements for the franchises in Dorchester and Worcester, Massachusetts, and East Hartford, Connecticut.

Sarah Adult Day Services, Inc v Beyda Adult Day Care, LLC, et al, (Case No. 5:19-CV- 614) in the United States District Court for the Northern District of Ohio, Eastern Division, filed March 20, 2019. We filed an action seeking confirmation of an arbitration award that enjoined Beyda Adult Care, LLC, and its owners from operating a competing business after the expiration of their franchise agreement in violation of the non-competition provision. The Court confirmed the arbitration award in all respects and entered judgment in accordance with the arbitration award on October 2, 2019. To avoid domesticating the judgment, the parties agreed to a settlement, which includes confidentiality and non-disparagement provisions, and the execution of a new 10- year franchise agreement, effective on April 28, 2020.

Sarah Adult Day Services, Inc v Beyda Adult Day Care, LLC, et al, (Case No. 01-18-0001- 6101) in the Commercial Arbitration Tribunal, American Arbitration Association, filed April 23, 2018. We filed a demand for arbitration seeking to enjoin Beyda Adult Care, LLC, and its owners from operating a competing business after the expiration of their franchise agreement in violation of the non-competition provision. The arbitrator issued a written final award on February 28, 2019, enjoining Beyda from operating such a competing business. This award was confirmed by the U.S. District Court for the Northern District of Ohio (see above case).

Other than the actions we describe above, no litigation is required to be disclosed in this Item.

As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the OTC Link ATS (the alternative trading system operated by OTC Markets Group, Inc. under the symbol “IMTH”. As of June 30, 2021, the Company’s common stock was held by 168 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about May 7, 2007. On February 11, 2021, the Company filed with FINRA to effectuate a 10,000:1 reverse stock split. FINRA permitted this corporate actions on March 8, 2021. The 10,000:1 reverse split took effect at the open of business on March 9, 2021.

The Common Stock of the Company is currently trading on the OTC Link, LLC quotation board operated by OTC Markets Group, Inc., under the symbol “IMTH.” The following information reflects the high and low bid prices of the Company’s common stock and the Company’s reverse stock split is reflecting in the increase in the high and low bid prices for the fourth quarter of 2021, on the OTC Link found on OTCMarkets.com.

Quarterly period	High	Low
Fiscal year ended June 30, 2021:
First Quarter	$0.0002	$0.0001
Second Quarter	$0.0003	$0.0001
Third Quarter	$0.0024	$0.0001
Fourth Quarter	$4.99	$0.90

Fiscal year ended July 31, 2020:
First Quarter	$0.0002	$0.0001
Second Quarter	$0.0002	$0.0001
Third Quarter	$0.0002	$0.0001
Fourth Quarter	$0.0002	$0.0001

We have engaged Clear Trust Transfer as the Company’s transfer agent to serve as agent for shares of our common stock, Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock. Our transfer agent’s contact information is as follows:

16540 Pointe Village Dr., Suite 205
Lutz, FL 33558
Telephone: (813) 235-4490

Dividend Distributions

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities authorized for issuance under equity compensation plans

The Company does not have a stock option plan.

Penny Stock

Our common stock is considered “penny stock” under the rules the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

•	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
•	contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
•	contains a toll-free telephone number for inquiries on disciplinary actions;
•	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

•	bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Item 6. Selected Financial Data

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Innovative MedTech, Inc. Such discussion represents only the best present assessment from our Management.

DESCRIPTION OF COMPANY

Innovative MedTech, Inc. (the “Company”) was originally formed on April 21, 2005, in New Jersey as “Serino 1, Corp.,”. On December 16, 2005, the Company merged with Fresh Harvest Products, Inc., and then changed its name to Fresh Harvest Products, Inc., and began operating as a natural and organic food and beverage company, changing its name to “Fresh Harvest Products, Inc.” In 2012, the Company redomiciled to Delaware and began focusing its efforts on developing software and mobile application development and video production and developing an e-book company, and in the intervening years, expanded its technology development and development efforts, creating a revenue sharing partnership with a mobile app, TreatER (available for free on the Apple App Store) in 2017, and in 2018, focusing on building a software program for financially valuing a film concept and mapping the predicted human behavior by region to films using a combination of geographical based social sentiment and the distribution data and financial performance of historically released films. On November 4, 2017, the Company redomiciled from New Jersey to Delaware, and changed its fiscal year end from October 31st to June 30th. On March 9, 2021, the Company effectuated a 10,000:1 reverse split, changed its stock symbol from “FRHV” to “IMTH,” and changed its name to Innovative MedTech, Inc. On March 25, 2021, the Company acquired two companies, Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. (collectively “SarahCare”), an adult day care center franchisor and provider. On March 25, 2021, the Company acquired two companies, Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. (collectively “SarahCare”), an adult day care center franchisor and provider. With 26 centers (2 corporate and 24 franchise locations) located in 13 states, SarahCare offers seniors daytime care and activities focusing on meeting their physical and medical needs on a daily basis, and ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives. We are now focusing all of our efforts on our senior care operations.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED JUNE 30, 2021 TO THE YEAR ENDED JUNE 30, 2020

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended June 30, 2021 and 2020, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $14,916,012 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

Operating Results

Our operating results for the years ended June 30, 2021 and 2020, and the changes between those periods for the respective items, are summarized as follows:

	Year Ended
	30-Jun		Change
	2021	2020	Amount
Operating loss	$(708,875)	$(378,371)	$(330,504)
Other expense	(2,556,082)	(111,324)	(2,444,758)
Net loss	$(3,264,957)	$(489,695)	$(2,775,262)

Revenues

Our revenue increased to $349,143 for the year ended June 30, 2021, from revenue of $0 in the comparative year ended June 30, 2020 due to our acquisition of SarahCare. The following table presents operating expenses for the years ended June 30, 2021 and 2020:

	Year Ended
	30-Jun		Change
	2021	2020	Amount
Revenue	$349,143	-	$349,143
Net loss	$349,143	$0	$349,143

Operating Loss

Our loss from operations increased to $2,451,633 during the year ended June 30, 2021, from an operating loss of $489,695 in the comparative year ended June 30, 2020. The following table presents operating expenses for the years ended June 30, 2021 and 2020:

	Year Ended
	June 30,		Change
	2021	2020	Amount	Percentage
General and administrative	$600,475	$140,558	$459,917	76.59%
Legal and professional fees	259,660	93,813	165,847	63.87%
Salaries and wages	197,883	144,000	53,883	27.23%
Total Operating Expenses	$1,058,018	$378,371	$679,647	167.69%

The Company recorded $600,475 in general and administrative fees during the year ended June 30, 2021, as compared to $140,588 for the prior fiscal year, due to its acquisition of Sarah Care. We realized an increase of $165,847 in legal and professional fees during the year ended June 30, 2021, as compared to the same period in the prior fiscal year. We realized an increase of $53,883 in salaries and wages during the year ended June 30, 2021, as compared to the same period in the prior fiscal year.

Other Income (Expense)

The following table presents other income and expenses for the year ended June 30, 2021 and 2020:

	Year Ended
	June 30
	2021	2020
Loss on extinguishment of debt	$(1,660,797)	$-
Loss on impairment of goodwill	(806,690)	-
Interest expense	(172,286)	(208,348)
Change in fair value of derivatives	(223,264)	97,024
Gain on disposal of fixed assets	2,695	-
Other income	131,740	-
Gain on PPP loan forgiveness	172,520	-
Total expense	$(2,556,082)	$(111,324)

During the year ended June 30, 2021 the Company recognized loss on extinguishment of debt of $1,660,797 due to shares being issued for the conversion of debt. During the year ended June 30, 2021 the Company recognized a loss on impairment of goodwill of $806,690. During the year ended June 30, 2021 the Company recognized a gain on disposal of fixed assets of $2,695. Other income of $131,740 and a gain on the PPP loan forgiveness of $172,520. During the year ended June 30, 2021 the Company decreased its interest expense to $172,286 from $208,348 for the prior fiscal year ended June 30, 2020. During the year ended June 30, 2021 the Company increased its change in the fair value of derivatives to $233,264 from $97,024 for the prior fiscal year ended June 30, 2020.

Net Loss

The Company incurred a $3,264,957 net loss during the year ended June 30, 2021, compared to net loss of $489,695 in the prior fiscal year. This is primarily due to loss on extinguishment of debt, and an increase in the Company’s operating expenses due to its acquisition of Sarah Care during the year ended June 30, 2021.

Liquidity and Capital Resources

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Working Capital

The following table presents our working capital position as of June 30, 2021 and 2020:

	Year Ended
	June 30		Change
	2021	2020	Amount	Percentage
Cash	$433,435	$766	$432,669	99.82%
Accounts receivable	178,555	-	178,555	100.00%
Deposits and Prepaid expenses	1,745	-	1,745	100.00%
Notes receivable	63,453	-	63,453	100.00%
Current Assets	677,188	766	676,422	99.89%
Current Liabilities	2,792,271	4,039,381	(1,247,110)	5.25%
Working Capital	$(2,115,083)	$(4,038,615)	$1,923,532	364.10%

The change in working capital during the year ended June 30, 2021, was primarily due to an increase in current assets of $676,422 in conjunction with a decrease in current liabilities of $1,247,110. Current assets increased primarily due to the increase in cash and accounts receivable from the acquisition of Sarah Care. Current liabilities increased primarily due to the acquisition of Sarah Care. Cash increased by $432,669.

Cash Flow

The following tables presents our cash flow for the year ended June 30, 2021 and 2020:

	Year Ended
	June 30
	2021	2020
Cash from operating activities	$54,097	$(49,243)
Cash flows from investing activities	(1,587,834)	-
Cash from financing activities	1,966,406	50,000
Net change in cash for the period	$432,669	$757

Cash Flows from Operating Activities

We generated positive cash flows from operating activities for the year ended June 30, 2021.

For the year ended June 30, 2021, net cash flows used in operating activities increased to $54,097 from ($49,243) for the year ended June 30, 2020, due to the Company’s acquisition of SarahCare.

Cash Flows from Investing Activities

For the year ended June 30, 2021, net cash flows used from investing activities decreased to ($1,587,834) from $0 for the year ended June 30, 2020, due to the Company’s acquisition of SarahCare.

Cash Flows from Financing Activities

For the year ended June 30, 2021, net cash flows from financing activities increased to $1,966,406 from $50,000 for the year ended June 30, 2020, due to the Company’s acquisition of SarahCare.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2021 and 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. The ownership interest of consolidated entities not wholly-owned by the Company are presented as noncontrolling interests in the accompanying consolidated financial statements. Intercompany balances and transactions have been eliminated in consolidation, and net income (loss) is reduced by the portion of net income (loss) attributable to noncontrolling interests. The Company reports investments in unconsolidated entities over whose operating and financial policies it has the ability to exercise significant influence under the equity method of accounting.

The Company evaluates its potential variable interest entity ("VIE") relationships under certain criteria as provided for in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation ("ASC 810"). ASC 810 broadly defines a VIE as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company performs this evaluation on an ongoing basis and consolidates any VIEs for which the Company is determined to be the primary beneficiary, as determined by the Company's power to direct the VIE's activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that sometimes exceeds over $250,000 federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2021, and 2020.

Earnings Per Share Calculation

Basic earnings per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Revenue Recognition

Participant Fees

Resident fee revenue is reported at the amount that reflects the consideration the Company expects to receive in exchange for the services provided. These amounts are due from participants or third-party payors and include variable consideration for retroactive adjustments from estimated reimbursements, if any, under reimbursement programs. Performance obligations are determined based on the nature of the services provided. Resident fee revenue is recognized as performance obligations are satisfied.

Under the Company's day care agreements, which are generally for a contractual term of 30 days to one year, the Company provides services to participants for a stated daily or monthly fee. The Company has elected the lessor practical expedient within ASC 842, Leases ("ASC 842") and recognizes, measures, presents, and discloses the revenue for services under the Company's senior living residency agreements based upon the predominant component, either the lease or nonlease component, of the contracts. The Company has determined that the services included under the Company's independent living, assisted living, and memory care residency agreements have the same timing and pattern of transfer and are performance obligations that are satisfied over time. The Company recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers ("ASC 606") for its participants agreements for which it has estimated that the nonlease components of such agreements are the predominant component of the contract.

The Company enters into contracts to provide home assisted health, and certain outpatient services. Each service provided under the contract is capable of being distinct, and thus, the services are considered individual and separate performance obligations. The performance obligations are satisfied as services are provided and revenue is recognized as services are provided.

The Company receives payment for services under various third-party payor programs which include Medicaid, Veterans Affairs and other third-party payors. Estimates for settlements with third-party payors for retroactive adjustments from estimated reimbursements due to audits, reviews, or investigations are included in the determination of the estimated transaction price for providing services. The Company estimates the transaction price based on the terms of the contract with the payor, correspondence with the payor, and historical payment trends. Changes to these estimates for retroactive adjustments are recognized in the period the change or adjustment becomes known or when final settlements are determined.

Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments, if any. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. Contractual or cost related adjustments from Medicaid or Veterans Affairs are accrued when assessed (without regard to when the assessment is paid or withheld). Subsequent adjustments to these accrued amounts are recorded in net revenues when known.

Franchise Fees

The Company franchises a number of its locations under franchise contracts which provide periodic franchise fee payments to the Company and reimbursement for costs and expense related to such franchises. Our franchisees pay us a variety of royalties and fees, including an agreed upon percentage of gross revenues (as defined in the franchise agreement). The Company estimates the amount of franchise fee revenue expected to be earned, if any, during the annual contract period and revenue is recognized as services are provided. The Company's estimate of the transaction price for the franchise services also includes the amount of reimbursement due from the franchises for services provided and related costs incurred. Such revenue is included in "revenues" on the consolidated statements of operations. The related costs are included in "operating expenses" on the consolidated statements of operations.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Leases

In December 2018, the FASB issued ASC 842 and as ASU 2016-02, is the new lease accounting standard published by the Financial Accounting Standards Board (FASB). It replaced the previous US GAAP leasing standard, ASC 840. The purpose of the new standard is to close a major accounting loophole in ASC 840: off-balance sheet operating leases. Public companies began to implement the standard starting after December 15, 2018. Private companies will follow a year later on December 15, 2020. ASC 842 represents a significant overhaul of the accounting treatment for leases, with the most significant change being that most leases, including most operating leases, are now capitalized on the balance sheet. Under ASC 840, FASB permitted operating leases to be reported only in the footnotes of corporate financial statements. Under ASC 842, the only leases that are exempt from the capitalization requirement are short-term leases less than or equal to 12 months in length. This became effective December 1, 2019 and the Company chose to adopt it early  on  December 1, 2018. The adoption did not have any material impact on the Company’s consolidated financial statements as the Company has no long term leases.

Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, accounts payable, accrued liabilities, and debt. Derivative liabilities were adjusted to fair market value at the end of each reporting period, using Level 3 inputs. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, as follows:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, accrued interest, certain notes payable and notes payable – due to related parties, approximate their fair values because of the short maturity of these instruments.

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

Derivative Financial Instruments

When the Company issues debt that contains a conversion feature, it first evaluates whether the conversion feature meets the requirements to be treated as a derivative: a) one or more underlying, typically the price of the Company’s stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. There are certain scope exceptions from derivative treatment, but these typically exclude conversion features that provide for a variable number of shares.

If the conversion feature within convertible debt meet the requirements to be treated as a derivative, the Company estimates the fair value of the derivative liability using the Monte Carlo Simulation Model upon the date of issuance. If the fair value of the derivative liability is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the derivative liability is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative liability is revalued at the end of each reporting period and any change in fair value is recorded as a change in fair value in the statements of operations. The debt discount is amortized through interest expense over the life of the debt. Derivative instrument liabilities and the host debt agreement are classified on the balance sheets as current or non-current based on whether settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Recently Issued Accounting Pronouncements

As of and for the year ended June 30, 2021, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products and services.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data

Innovative MedTech, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Innovative MedTech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative MedTech, Inc. (the Company) as of June 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivatives

As described in Note 3 to the Company’s consolidated financial statements, when the Company issues debt that contains a conversion feature, it first evaluates whether the conversion feature meets the requirements to be treated as a derivative. If the conversion feature within convertible debt meets the requirements to be treated as a derivative, the Company estimates and records the fair value of the derivative liability using the Monte Carlo Simulation Model upon the date of issuance. The derivative liability is revalued at the end of each reporting period.

We identified the Company’s application of the accounting for convertible notes as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

•	We obtained debt and warrant related agreements and performed the following procedures:

-	Reviewed agreements for all relevant terms.
-	Tested management’s identification and treatment of agreement terms.
-	Recalculated management’s fair value of each conversion feature based on the terms in the agreements.
-

Assessed the terms and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of the amortization of the debt discount.

-

Reviewed the work of the Company’s specialist to calculate the fair value of the derivative liability using the Monte Carlo method to determine whether the derivative liability recorded by the Company was reasonable.

Business Acquisition

As described in Note 4 to the Company’s consolidated financial statements, the Company acquired two companies during the year. The Company accounted for the acquisition in accordance with ASC 805, Business Combinations.

We identified the Company’s accounting for the business acquisitions as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

•	We obtained the acquisition agreements and performed the following procedures:

-	Reviewed agreements for all relevant terms, consideration and other relevant information.
-	Tested supporting documentation related to the acquired companies in determining the identifiable assets and liabilities.
-	Reviewed the guidance related to ASC 805 to determine the acquisitions were appropriately accounted for by the Company.

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

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2011.

Tampa, Florida

October 13, 2021

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	June 30, 2020

Assets
Current assets
Cash	$433,435	$766
Accounts receivable, net	178,555	-
Prepaid expenses	1,745	-
Notes receivable	63,453	-
Total current assets	677,188	766

Deposits	10,331
Right-of-use asset	757,313	-
Property, plant and equipment, net of accumulated depreciation	325,788	-
Goodwill	3,473,264	-
Total Assets	$5,243,884	$766

Liabilities & Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$775,969	$80,986
Accounts payable and accrued expenses, due to related parties	-	12,812
Accrued interest	529,664	819,916
Notes payable, related parties, current	-	120,443
Notes payable, current, net of debt discount	715,143	-
Convertible notes payable in default	349,900	2,747,731
Derivative liability	254,700	257,493
Lease liability	166,895	-
Total current liabilities	2,792,271	4,039,381

Royalty liability	1,500,000	-
Lease liability, non-current	590,418	-
Paycheck protection loan	266,640	-
SBA Loan	150,000	-
Total Liabilities	5,299,329	4,039,381

Commitments and contingencies (Note 15)

Stockholders’ Equity (Deficit)
Series A Preferred stock, $0.000001 par value; 500,000,000 authorized: 317,500 and 47,400,000 shares issued and outstanding at June 30, 2021 and 2020, respectively	-	47
Common stock, $0.001 par value; 130,000,000 shares authorized; 15,557,327 and 292,211 shares issued and outstanding at June 30, 2021 and 2020, respectively	16	-
Additional paid in capital	14,860,551	7,612,393
Accumulated deficit	(14,916,012)	(11,651,055)
Total Stockholders’ Equity (Deficit)	(55,445)	(4,038,615)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,243,884	$766

See accompanying notes to audited consolidated financial statements

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	June 30,
	2021	2020

Revenue	$349,143	$-

Operating expenses:
General and administrative	295,475	90,558
Consulting fees	305,000	50,000
Legal and professional fees	259,660	93,813
Salaries and wages	197,883	144,000
Total operating expenses	1,058,018	378,371

Loss from operations	(708,875)	(378,371)

Other income (expense):
Loss on extinguishment of debt	(1,660,797)	-
Impairment of goodwill	(806,690)	-
Interest expense	(172,286)	(208,348)
Change in fair value of derivatives	(223,264)	97,024
Gain on disposal of fixed assets	2,695	-
Other income	131,740	-
Gain on paycheck protection loan forgiveness	172,520	-
Total other income (expense)	(2,556,082)	(111,324)

Net loss	$(3,264,957)	$(489,695)

Basic and diluted loss per share	$(1.54)	$(1.68)

Weighted average shares outstanding - basic and diluted	2,117,130	292,211

See accompanying notes to audited consolidated financial statements

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended June 30, 2021 and 2020

							Additional
	Series A Preferred Stock		Common Stock		Common Stock To Be Issued		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2019	47,400,000	$47	292,211	$-	-	$-	$7,382,419	$(11,161,360)	$(3,778,894)

Issuance of common stock for services	-	-	-	-	50,000	-	50,000	-	50,000

Extinguishment of derivative liability	-	-	-	-	-	-	179,974	-	179,974

Net loss	-	-	-	-	-	-	-	(489,695)	(489,695)

Balance, June 30, 2020	47,400,000	$47	292,211	$-	50,000	$-	$7,612,393	$(11,651,055)	$(4,038,615)

Common stock issued which was committed in 2020	-	-	50,000		(50,000)	-	-	-	-

Sale of common stock	-	-	7,885,755	8	-	-	397,894	-	397,902

Sales of Series A Convertible Preferred Stock	317,500	-	-	-	-	-	1,602,095	-	1,602,095

Conversion of notes and accrued interest into common stock	-	-	5,950,361	6	-	-	4,943,124	-	4,943,130

Conversion of accounts payable into common stock	-	-	850,000	1	-	-	249,999	-	250,000

Conversion of Series A Convertible Preferred Stock into common stock	(47,400,000)	(47)	474,000	1	-	-	46	-	-

Issuance of common stock for services	-	-	55,000	-	-	-	55,000	-	55,000

Net loss	-	-	-	-	-	-	-	(3,264,957)	(3,264,957)

Balance, June 30, 2021	317,500	$-	15,557,327	$16	-	$-	$14,860,551	$(14,916,012)	$(55,445)

See accompanying notes to audited consolidated financial statements

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
AUDITED

	For the years ended
	June 30,
	2021	2020

Cash Flows from Operating Activities
Net Loss	$(3,264,957)	$(489,695)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	9,638	-
Stock compensation	-	50,000
Loss on extinguishment of debt	1,660,797	-
Loss on impairment of goodwill	806,690	-
Change in fair value of derivatives	223,264	(97,024)
Expenses paid via notes payable	158,503	-
Gain on PPP loan forgiveness	(172,520)	-
Changes in operating assets & liabilities
Accounts receivable	(93,888)	-
Deposits and prepaid expenses	3,063	-
Accounts payable and accrued expenses	530,956	251,479
Accounts payable and accrued expenses, due to related parties	-	27,649
Accrued interest	166,554	208,348
Net cash from operating activities	28,100	(49,243)

Cash Flows from Investing Activities
Cash acquired in business combination	412,276	-
Collections from notes receivable	25,997	-
Purchase of subsidiary	(2,000,110)	-
Net cash from investing activities	(1,561,837)	-

Cash Flows from Financing Activities
Proceeds from convertible notes payable	25,000	50,000
Payments on notes payable	(208,591)	-
Proceeds from SBA loan	150,000	-
Proceeds from sale of common stock	1,602,095
Proceeds from sale of series A convertible preferred stock	397,902	-
Net cash from financing activities	1,966,406	50,000

Increase in Cash	432,669	757

Cash at beginning of period	766	9

Cash at end of period	$433,435	$766

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for convertible notes payable	$2,702,425	$-
Accounts payable and accrued expenses converted to convertible notes payable	$250,000	$1,562,241
Accounts payable and accrued expenses converted to convertible notes payable, related party	$-	$116,687
Accrued interest converted to convertible notes payable	$451,282	$112,597

See accompanying notes to audited consolidated financial statements

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Innovative MedTech, Inc. (the “Company”), a Delaware corporation, is a provider of health and wellness services. On February 1, 2021, the Company filed all required Form 10-Q’s and 10-K’s to be up to date with its filings before filing its Form 15-12G on November 7, 2014. On February 11, 2021, the Company filed with FINRA to effectuate a 10,000:1 reverse stock split, change its name from Fresh Harvest Products, Inc. to Innovative MedTech, Inc. and change its stock symbol from ‘FRHV’ to ‘IMTH’. FINRA permitted these corporate actions on March 8, 2021. The 10,000:1 reverse split and the name change from Fresh Harvest Products, Inc., to Innovative MedTech, Inc. corporate actions took effect at the open of business on March 9, 2021.

On March 25, 2021 the Company acquired two companies, Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc.(“SarahCare”), an adult day care center franchisor and provider, for a total of $3,718,833; $2,000,110 was paid in cash and the Company assumed approximately $393,885 in debt due to sellers, and the remaining is payable through a royalty fee liability due in the amount of $1,500,000.. With 26 centers (2 corporate and 26 franchise locations) located in 13 states, SarahCare offers seniors daytime care and activities ranging from meeting their physical and medical needs, on a daily basis, ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives.

On March 25, 2021 the Company received a $2 million investment in the form of a private investment in public equity (“PIPE”) from several investors. For the $2 million PIPE, the investors received a combination of common stock and Series A Preferred Stock which together constitute ownership of 84.11% of the Company, 83.00% on a fully diluted basis.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of June 30, 2021, the Company had $433,435 cash available for operations and had an accumulated deficit of $14,102,688. Management believes that cash on hand as of June 30, 2021 is not sufficient to fund operations through December 31, 2021. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

NOTE 2. LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

For the years ended June 30, 2021 and 2020, the Company reported a net loss of $3,264,957 and $489,695, respectively.

As of June 30, 2021, the Company maintained total assets of $5,243,884, total liabilities including long-term debt of $5,299,329 along with an accumulated deficit of $14,916,012.

The Company believes that additional capital will be required to fund operations through June 30, 2022 and beyond, as it attempts to generate increasing revenue, and develop new products. The Company intends to attempt to raise capital through additional equity offerings and debt obligations. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying annual financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2021 and 2020.

Principles of Consolidation

We have two wholly-owned subsidiaries; Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. The consolidated financial statements, which include the accounts of the Company and its two wholly-owned subsidiaries, are prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated. The consolidated financial statements, which include the accounts of the Company and its eight wholly-owned subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and presented in US dollars. The fiscal year end is June 30.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed over $250,000 at June 30, 2021. For the purpose of the consolidated statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2021 and 2020.

Earnings Per Share Calculation

Basic earnings per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct.

Participant Fees

Resident fee revenue is reported at the amount that reflects the consideration the Company expects to receive in exchange for the services provided. These amounts are due from participants or third-party payors and include variable consideration for retroactive adjustments from estimated reimbursements, if any, under reimbursement programs. Performance obligations are determined based on the nature of the services provided. Resident fee revenue is recognized as performance obligations are satisfied.

Under the Company's day care agreements, which are generally for a contractual term of 30 days to one year, the Company provides services to participants for a stated daily or monthly fee. The Company has elected the lessor practical expedient within ASC 842, Leases ("ASC 842") and recognizes, measures, presents, and discloses the revenue for services under the Company's senior living residency agreements based upon the predominant component, either the lease or nonlease component, of the contracts. The Company has determined that the services included under the Company's independent living, assisted living, and memory care residency agreements have the same timing and pattern of transfer and are performance obligations that are satisfied over time. The Company recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers ("ASC 606") for its participants agreements for which it has estimated that the nonlease components of such agreements are the predominant component of the contract.

The Company enters into contracts to provide home assisted health, and certain outpatient services. Each service provided under the contract is capable of being distinct, and thus, the services are considered individual and separate performance obligations. The performance obligations are satisfied as services are provided and revenue is recognized as services are provided.

The Company receives payment for services under various third-party payor programs which include Medicaid, Veterans Affairs and other third-party payors. Estimates for settlements with third-party payors for retroactive adjustments from estimated reimbursements due to audits, reviews, or investigations are included in the determination of the estimated transaction price for providing services. The Company estimates the transaction price based on the terms of the contract with the payor, correspondence with the payor, and historical payment trends. Changes to these estimates for retroactive adjustments are recognized in the period the change or adjustment becomes known or when final settlements are determined.

Billings for services under third-party payor programs are recorded net of estimated retroactive adjustments, if any. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods or as final settlements are determined. Contractual or cost related adjustments from Medicaid or Veterans Affairs are accrued when assessed (without regard to when the assessment is paid or withheld). Subsequent adjustments to these accrued amounts are recorded in net revenues when known.

Franchise Fees

The Company franchises a number of its locations under franchise contracts which provide periodic franchise fee payments to the Company and reimbursement for costs and expense related to such franchises. Our franchisees pay us a variety of royalties and fees, including an agreed upon percentage of gross revenues (as defined in the franchise agreement). The Company estimates the amount of franchise fee revenue expected to be earned, if any, during the annual contract period and revenue is recognized as services are provided. The Company's estimate of the transaction price for the franchise services also includes the amount of reimbursement due from the franchises for services provided and related costs incurred. Such revenue is included in "revenues" on the consolidated statements of operations. The related costs are included in "operating expenses" on the consolidated statements of operations.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Leases

In December 2018, the FASB issued ASC 842 and as ASU 2016-02, is the new lease accounting standard published by the Financial Accounting Standards Board (FASB). It replaced the previous US GAAP leasing standard, ASC 840. The purpose of the new standard is to close a major accounting loophole in ASC 840: off-balance sheet operating leases. Public companies began to implement the standard starting after December 15, 2018. Private companies will follow a year later on December 15, 2020. ASC 842 represents a significant overhaul of the accounting treatment for leases, with the most significant change being that most leases, including most operating leases, are now capitalized on the balance sheet. Under ASC 840, FASB permitted operating leases to be reported only in the footnotes of corporate financial statements. Under ASC 842, the only leases that are exempt from the capitalization requirement are short-term leases less than or equal to 12 months in length. This became effective December 1, 2019 and the Company chose to adopt it early  on  December 1, 2018. The adoption did not have any material impact on the Company’s consolidated financial statements as the Company has no long term leases.

Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, accounts payable, accrued liabilities, and debt. The carrying value of these financial instruments is considered to be representative of their fair value due to the short maturity of these instruments. The carrying amount of the debt approximates fair value, because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. The Company’s derivative liabilities were adjusted to fair market value at the end of each reporting period, using Level 3 inputs.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and interest, certain notes payable and notes payable – due to related parties, approximate their fair values because of the short maturity of these instruments. The Company accounts for its derivative liabilities, at fair value, on a recurring basis under Level 3 (See Note 11).

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

Derivative financial instruments

When the Company issues debt that contains a conversion feature, it first evaluates whether the conversion feature meets the requirements to be treated as a derivative: a) one or more underlying, typically the price of the Company’s stock; b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; c) no initial net investment, which typically excludes the amount borrowed; and d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. There are certain scope exceptions from derivative treatment, but these typically exclude conversion features that provide for a variable number of shares.

If the conversion features within convertible debt meet the requirements to be treated as a derivative, the Company estimates the fair value of the derivative liability using the Monte Carlo Simulation Model upon the date of issuance. If the fair value of the derivative liability is higher than the face value of the convertible debt, the excess is immediately recognized as interest expense. Otherwise, the fair value of the derivative liability is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The derivative liability is revalued at the end of each reporting period and any change in fair value is recorded as a change in fair value in the statements of operations. The debt discount is amortized through interest expense over the life of the debt. Derivative instrument liabilities and the host debt agreement are classified on the balance sheets as current or non-current based on whether settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Recently Issued Accounting Pronouncements

As of and for the fiscal year ended June 30, 2021, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of this report; the date the consolidated financial statements were available for issue.

NOTE 4. BUSINESS ACQUISITION

On March 25, 2021 the Company acquired two companies, Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. (“SarahCare”), an adult day care center franchisor and provider. The combined purchase price was $3,718,833. The purchase price was paid as follows: (i) $2,000,110 was paid in cash, (ii) the Company assumed $393,885 in debt due to sellers, and (iii) the remaining is payable through a royalty fee liability due in the amount of $1,500,000.

Consideration
Cash	$2,000,110
Legal fees	(175,162)
Notes payable due to sellers	393,885
Royalty fee liability	1,500,000
Total consideration	$3,718,833

Fair value of net identifiable assets (liabilities) acquired
Cash	$412,276
Accounts receivable	84,674
Deposits and prepaid expenses	15,139
Notes receivable	110,510
Property, plant and equipment	335,426
Right of asset	796,771
Total fair value of net identifiable assets	$1,754,796

Accounts payable and accrued expenses	625,462
Notes payable, current, net of debt discount	454,524
PPP Loan	439,160
Lease Liability	796,771
Total fair value of net identifiable liabilities	$2,315,917

Fair value of net identifiable assets (liabilities) acquired	$(561,121)

Goodwill	$4,279,954

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The initial accounting for the business combination is not completed and the fair value of the acquired identifiable intangible assets are provisional pending receipt of the final valuations for those assets.

The Company performed a test to determine if goodwill should be impaired. The test determined that the fair value of the reporting units was less than its carrying value. As such the Company recorded a loss on impairment of goodwill in the amount of $806,690.

Pro Forma Disclosures

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. for the years ended June 30, 2021 and 2020, respectively, as if each of these business combinations had occurred as of July 1, 2019. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to each of these acquisitions and the related equity issuances as if each had occurred on July 1, 2019. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations. The following table summarizes on an unaudited pro forma basis the Company’s results of operations for the years ended June 30, 2021 and 2020:

	2021	2020
Net revenue	$677,997	$1,185,577
Net loss	$(3,513,187)	$(1,192,442)
Net loss per share- basic and diluted	$(0.60)	$(0.00)
Weighted average number of shares of common
stock outstanding- basic and diluted	2,117,130	2,992,222

The calculations of pro forma net revenue and pro forma net loss give effect to the business combinations for the period from January 1, 2017 until the respective closing dates for (i) the historical net revenue and net income (loss), as applicable, of the acquired businesses, (ii) incremental depreciation and amortization for each business combination based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives, and (iii) recognition of accretion of discounts on obligations with extended payment terms that were assumed in the business combinations.

NOTE 5. NOTES RECEIVABLE

The Company’s wholly-owned subsidiary Sarah Adult Day Services, Inc., has notes receivables from two franchises, which were previously converted from trade receivables. They are as follows:

June 30,
2021

Notes receivable from a franchise, due in monthly installments of $5,000, no interest, maturing December 2021	$21,468

Notes receivable from a franchise, due in monthly installments of $1,999, no interest, maturing March 2023	41,985

Total notes receivable	63,453
Less long-term	(14,466)
Total short term notes receivable	$48,987

Principal to be collected during the next three years is as follows:

2022	$48,987
2023	14,466
$63,453

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2021:

June 30,
2021

Leasehold improvements	$294,864
Vehicles	22,554
Computer equipment	12,553
Furniture and fixtures	5,455
335,426
Less: Accumulated depreciation	(9,638)
Property, plant and equipment - net	$325,788

The property, plant and equipment was acquired in the acquisition discussed in Note 4. Depreciation expense was $9,638 for the period from March 25, 2021 (date of acquisition) to June 30, 2021.

NOTE 7. NOTES PAYABLE - RELATED PARTIES

As of June 30, 2021 and 2020, the Company had $0 and $120,443, respectively, in outstanding notes payable to related parties. As of June 30, 2021 and 2020, the Company had $0 and $299, respectively, in outstanding interest to related parties. The notes payable had one-year terms and 10% interest rates. The principal amount of the notes and accrued and unpaid interest were convertible into common shares of the Company upon the due date at $1.00 per share post reverse-split ($0.0001 per share prior to the reverse split).

NOTE 8. NOTES PAYABLE

As of June 30, 2021 and 2020, the Company had $715,143 and $0, respectively, in outstanding notes payable. As of June 30, 2021 and June 30, 2020, the Company had $908 and $0, respectively, in accrued interest related to these notes. All of these notes were assumed in connection with the acquisition on March 25, 2021. Notes 1, 2 and 3 were issued in connection with the purchase price.

Ref No.	Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Principal Balance 6/30/21	Principal Balance 6/30/20
1	12/25/2020	$146,021	12/15/2020	10%	$137,755	-
2	3/25/2021	308,500	6/3/2021	10%	308,500	-
3	3/25/2021	37,949	6/3/2021	10%	37,949	-
3	3/25/2021	47,436	6/3/2021	10%	47,436	-
4	3/25/2021	158,503	6/3/2021	10%	158,503	-
5	5/10/2021	20,000	11/10/2021	5%	20,000	-
6	6/29/2021	5,000	12/29/2021	5%	5,000	-
	Total				$715,143	-

NOTE 9. CONVERTIBLE NOTES PAYABLE, IN DEFAULT

As of June 30, 2021 and  2020, the convertible notes payable were as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 6/30/21	Principal Balance 6/30/20
6/30/20	$48,750	12/31/20	10%	$0.00010	-	48,750
5/6/20	50,000	11/6/20	10%	$0.00010	-	50,000
6/15/20	252,588	12/15/20	10%	$0.00005	-	252,588
12/31/19	176,000	6/30/20	10%	$0.00004	-	200,000
12/31/19	1,210,000	6/30/20	10%	$0.00004	-	1,312,000
3/4/18	5,000	3/4/20	10%	$0.00004	-	5,000
11/4/17	96,000	11/4/18	10%	$0.00005	-	96,000
6/9/17	20,000	12/9/17	10%	$0.00004	-	20,000
4/30/17	42,000	4/30/18	10%	$0.00050	-	42,000
4/10/17	20,000	4/10/19	10%	$0.00004	-	20,000
3/3/17	25,000	3/3/18	10%	$0.00004	-	25,000
9/6/16	25,000	9/6/17	10%	$0.00004	-	25,000
7/1/15	50,000	6/29/16	10%	$0.00014	-	50,000
3/30/15	5,000	3/30/16	10%	$0.0001	-	5,000
3/24/15	5,000	3/24/16	10%	$0.0001	-	5,000
1/8/15	12,500	1/8/16	10%	$0.0001	-	12,500
10/17/14	8,500	10/17/15	10%	$0.0001	-	2,500
8/26/14	50,000	2/26/14	10%	$0.0001	-	73,900
8/26/14	50,000	2/26/14	10%	$0.0001	50,000	50,000
10/31/12	104,278	10/31/13	10%	lesser $0.0015 or 50% discount to market	-	22,498
3/16/12	50,000	9/16/12	10%	$0.002	-	60,000
2/10/12	25,000	8/10/12	10%	$0.001190	-	25,000
6/15/12	8,000	12/15/12	10%	$0.000350	8,000	8,000
1/26/12	65,595	7/26/12	10%	$0.001125	-	42,595
10/18/11	1,900	10/18/11	8%	no written agreement	6,900	6,900
10/11/11	2,500	4/11/12	12%	$0.0039	-	2,500
10/3/10	20,000	10/3/12	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	10/31/10	8%	no written agreement	4,000	4,000
8/31/09	5,000	8/31/12	12%	lesser $0.01 or 20% discount to market	5,000	5,000
8/26/09	20,000	8/26/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
8/25/09	20,000	8/25/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
2/26/07	30,000	2/26/09	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	4/17/09	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	6/15/09	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	1/29/09	10%	$0.95	15,000	15,000
4/17/07	15,000	4/17/09	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	12/23/08	10%	$0.95	18,000	18,000
11/30/06	50,000	11/30/08	10%	$0.85	50,000	50,000
9/16/06	100,000	9/9/08	12%	35% discount to market	38,000	38,000
10/1/05	15,000	4/1/07	10%	$0.50	15,000	15,000
Total					$349,900	$2,747,731

NOTE 10. NOTES PAYABLE, LONG TERM

PPP Loans

The Company received loan proceeds in the amount of approximately $168,520 through Sarah Adult Days Services, Inc. and $270,640 through Sarah Day Care Centers, Inc. under the Paycheck Protection Program (“PPP”) prior to the March 25, 2021 acquisition. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period.

The unforgiven portion of the PPP loan is payable over five years at an interest rate of 1%, with a deferral of payments for the first twelve months. The Company was granted forgiveness of $89,920 in PPP loans through Sarah Day Care Centers, Inc. and $82,600 through Sarah Adult Days Services, Inc. As a result, the Company recorded a gain on PPP forgiveness in the amount of $172,520. The Company is currently in the process of applying for forgiveness for the remaining balance of $266,640 but cannot be assured of forgiveness for all or part of the PPP borrowings. During the year ended June 30, 2021, the Company recorded $855 in accrued interest related to the PPP loan.

SBA Loan

On June 20, 2020, the Company’s wholly-owned subsidiary, Sarah Day Care Centers, Inc. received proceeds of $150,000 in the form of an SBA loan. Installment payments, including principal and interest of $731 are due monthly beginning on June 20, 2021. The balance of principal and interest is payable thirty years from the promissory note date. The interest accrues at a rate of 3.75% per annum. During the year ended June 30, 2021, the Company recorded $5,779 in accrued interest related to the SBA loan.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of June 30, 2021 and June 30, 2020 and the amounts that were reflected in income related to derivatives for the years then ended:

	June 30, 2021
The financings giving rise to derivative financial instruments	Indexed	Fair
	Shares	Values
Compound embedded derivative	405,106	$(254,700)

	June 30, 2020
The financings giving rise to derivative financial instruments	Indexed	Fair
	Shares	Values
Compound embedded derivative	3,764,003,526	$(257,493)

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended June 30, 2021 and 2020:

The financings giving rise to derivative financial instruments and the income effects:

	Years Ended
	June 30, 2021	June 30, 2020
Compound embedded derivative	$(223,264)	$97,024
Day one derivative loss	-	-
Total derivative gain (loss)	$(223,264)	$97,024

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

		June 30,	June 30,
	Inception	2021	2020
Quoted market price on valuation date	$0.01	$1.35	$0.0002
Contractual conversion rate	$0.0054 - $0.0081	$0.88 - $1.08	$0.00010 - $0.00016
Range of effective contractual conversion rates	--	--	--
Contractual term to maturity	1.00 Year	0.23 Years	0.25 Years
Market volatility:
Volatility	138.28%-238.13%	187.33%	138.28%-238.13%
Contractual interest rate	5%-12%	5%-12%	5%-12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the years ended June 30, 2021 and 2020.

	June 30, 2021	June 30, 2020
Beginning balance	$257,493	$534,491
Issuances:
Convertible Note Financing	-	-
Removals	-	-
Changes in fair value inputs and assumptions reflected	223,264	(97,024)
Conversions	(257,493)	(179,974)
Ending balance	$223,264	$257,493

The fair value of the compound embedded derivative is significantly influenced by the Company’s trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique.

NOTE 12. STOCKHOLDERS’ EQUITY

On February 11, 2021, the Company filed with FINRA to effectuate a 10,000:1 reverse stock split. FINRA permitted this corporate actions on March 8, 2021. The 10,000:1 reverse split took effect at the open of business on March 9, 2021.

Common Stock

On February 19, 2021, pre-reverse stock split, the Company decreased its authorized shares to 500,000,000 shares of common stock, par value, $0.000001 per share, and 2 Million shares of Series A Convertible Preferred Stock, par value, $0.000001 per share. Each share of Series A Convertible Preferred Stock is convertible into 100 shares of the Company’s common stock. The Company no longer authorized any Series B Convertible Preferred Stock.

Conversion of Notes Payable to Common Shares

On December 31, 2020 (prior to the Company’s reverse split) the Company issued 1,050,000,000 common shares (which was the equivalent of 105,000 post-split common shares) for services rendered to the Company. On December 31, 2020 five (5) Noteholders, including the Company’s Board of Director Members, converted a total of $1,965,460 of convertible promissory notes into 40,702,104,817 common shares of the Company, pre-reverse stock split.

On December 31, 2020, the Company’s two Board of Director Members converted a total of $1,644,825 of convertible promissory notes into a total of 34,267,187,500 common shares. The Company’s Board of Director Members control approximately 87.32% of the voting rights of the Company. The 3 (three) Noteholders converted a total of $325,666 of convertible promissory notes into a total of 6,439,917,317 common shares, pre-reverse stock split.

On February 2, 2021 eleven (11) Noteholders converted a total of $833,790 of convertible promissory notes into 14,586,720,714 common shares of the Company, pre-reverse stock split.

On March 19, 2021 the Company’s Board of Directors converted all 47,400,000 of their Series A Preferred Stock into 474,000 shares of Common Stock. There was no Series A Preferred Stock outstanding after these conversions, until March 25, 2021, when the Company issued 317,500 shares of Series A Preferred Stock to 7 investors as part of their $1,602,097 Millioncash investment for Series A Preferred Stock, pre-reverse stock split.

Series A Preferred Stock & Series B Preferred Stock

On December 21, 2020, the Company increased its authorized shares to 1 Trillion shares of common stock, par value, $0.000001 per share, and 5 Billion shares of Series A Preferred Stock, par value, $0.000001 per share, and 5 Billion Shares of Series B Preferred Stock, par value, $0.000001 per share. Each share of Series A and Series B Preferred Stock is convertible into 100 shares of the Company’s common stock, pre-reverse stock split.

On December 21, 2020, the Company increased its authorized Preferred Series A and Series B shares to 5 Billion shares of Series A Preferred Stock, par value, $0.000001 per share, and 5 Billion Shares of Series B Preferred Stock, par value, $0.000001 per share (together the “Preferred Stock”), pre-reverse stock split.

Series A Preferred Stock & Series B Preferred Stock – Certificate of Designations

The Preferred Shares each have Certificate of Designations, which designate as follows:

Number

100,000 shares of the Parent Company’s Preferred Stock are designated as shares of Series A Convertible Preferred Stock, par value $0.000001 per share. 100,000 shares of the Parent Company’s Preferred Stock are designated as shares of Series B Convertible Preferred Stock, par value $0.000001 per share.

Dividends

Any dividends (other than dividends on common stock payable solely in common stock or dividends on the Series A Convertible Preferred Stock payable solely in Series A Convertible Preferred Stock or dividends on the Series B Preferred Convertible Stock payable solely in Series B Convertible Preferred Stock) declared or paid in any fiscal year will be declared or paid among the holders of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and common stock then outstanding in proportion to the greatest whole number of shares of common stock which would be held by each such holder if all shares of Series A Preferred Stock and Series B Convertible Preferred Stock were converted into shares of common stock pursuant to the terms of the Certificate of Designations. The Parent Company’s Board of Directors is under no obligation to declare dividends on the Series A Convertible Preferred Stock or Series B Convertible Preferred Stock.

Conversion

Each share of Preferred Stock is convertible into 100 shares of the Parent Company’s common stock (the “Conversion Rate”).

Liquidation

In the event of any liquidation, dissolution or winding up of the Parent Company, the assets of the Parent Company legally available for distribution by the Parent Company would be distributed with equal priority and pro rata among the holders of the Preferred Stock and common stock in proportion to the number of shares of common stock held by them, with the shares of Preferred Stock being treated for this purpose as if they had been converted to shares of common stock at the then applicable Conversion Rate.

Voting

On any matter presented to the stockholders of the Parent Company for their action or consideration at any meeting of stockholders of the Parent Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Preferred Stock would be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the Parent Company’s Certificate of Incorporation, holders of Preferred Stock vote together with the holders of common stock as a single class.

NOTE 13. PROVISION FOR CORPORATE INCOME TAXES

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

The valuation allowance at June 30, 2021 was $2,792,070 and as of June 30, 2020 was $2,277,227. The net change in allowance during the year ended June 30, 2021 was $514,843.

As of June 30, 2021, the Company has federal net operating loss carry forwards of approximately $13,296,000 available to offset future taxable income through 2040. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the years ended June 30, 2021 and 2020 due to losses and full valuation allowances against net deferred tax assets.

As of June 30, 2021 and 2020, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	(21)%
State taxes – net of federal benefits	(5)%
Valuation allowance	26%
Income tax rate – net	0%

FASB Interpretation No. 48 (Fin 48) - Accounting for Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction and various state, and local jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities, with limited exception, for the years prior to June 30, 2014. With respect to state and local jurisdictions, with limited exception, the Company is no longer subject to income tax audits prior to June 30, 2014. In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

Based on management’s review of the Company’s tax position, the Company had no significant unrecognized corporate tax liabilities as of June 30, 2021 and 2020 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 and 2012 through 2020 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 14. UNPAID PAYROLL TAXES

As of June 30, 2021 and 2020, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $60,402 and $17,401, respectively, subject to further interest and penalties. The total amount due to both taxing authorities including penalties and interest as of June 30, 2021 and 2020 was approximately $77,803 subject to further penalties and interest. This is included in the $775,969 of accounts payable on the Company’s balance sheet.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Rent

As of June 30, 2021, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space at this time but expects to enter into a month-to-month office lease for this space.

SarahCare leases three properties for its corporate office and its two corporate owned centers. SarahCare’s corporate office is approximately 3,470 square feet and is located at 4580 Stephen Circle NW, Canton, Ohio, 44718. The lease began in 2017 and ends in 2023.

SarahCare’s lease for its first corporate-owned SarahCare location is for approximately 5,300 square feet located at 6199 Frank Ave. NW, North Canton, Ohio, 44720. The lease began in 2018 and ends in 2026.

SarahCare’s lease for its second corporate-owned SarahCare location is for approximately 6,000 square feet located at SarahCare of Stow, 4472 Darrow Road, Stow, Ohio, 44224. The lease began in 2018 and ends in 2026.

On April 21, 2021, the Company, through ten newly-formed, wholly-owned limited liability companies, entered into lease agreements with entities controlled by our Chairman, Charles Everhardt, for ten additional SarahCare locations to be operated by the Company. All of the leases are for a ten-year period beginning on July 1, 2021, and ending on June 30, 2031, with a 5-year renewal option. The rent for each location is $7,500 per month.  As of the July 1, 2021, the Company has been in verbal discussions with the landlords of each of the ten locations to amend the leases to delay commencement until November 1, 2021.

IRS Tax Lien

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company.

NOTE 16. LEASES

Stow Professional Lease

In connection with the acquisition of Sarah Adult Day Centers, Inc. on March 25, 2021, the Company acquired a facilities lease with 6,000 square feet at 4472 Darrow Road, Stow, Ohio 44224. The lease expires on March 31, 2025 and the lease payments are as follows:

	Monthly Rent Payments
	Base Rent	Covid-19 Recoup*	Total Rent
April 1, 2021	$6,369	$983	$7,352
May 1, 2021 to December 31, 2021	$6,369	$621	$6,990
January 1, 2022 to December 31, 2022	$6,433	$621	$7,054
January 1, 2023 to December 31, 2023	$6,497	$621	$7,118
January 1, 2024 to December 31, 2024	$6,562	$621	$7,183
January 1, 2025 to March 31, 2025	$6,628	$621	$7,249

*The Company has to repay the lessor monthly payments as a result of COVID relief.

Harbor Lease

In connection with the acquisition of Sarah Adult Day Centers, Inc. on March 25, 2021, the Company acquired a facilities lease with 3,469 square feet at 4580 Stephen Circle NW. Canton, OH 44718. The monthly lease payments are $4,500 and the lease expires on September 30, 2023.

S. Frank Professional Lease

In connection with the acquisition of Sarah Day Care Centers, Inc. on March 25, 2021, the Company acquired a facilities lease with 5,300 square feet in Jackson, Ohio. The monthly lease payments are $7,910, which includes monthly payments of $603 as repayments for COVID relief. The lease expires on July 1, 2026.

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the consolidated statements of operations.

Right-of-use asset is summarized below:

	June 30, 2021
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$120,003	$394,398	$796,772
Less: accumulated amortization	(14,571)	(10,701)	(14,187)	(39,459)
Right-of-use asset, net	$267,800	$109,302	$380,211	$757,313

Operating lease liability is summarized below:

	June 30, 2021
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$267,798	$109,303	$380,212	$757,313
Less: current portion	(60,912)	(45,571)	(60,412)	(166,895)
Long term portion	$206,886	$63,732	$319,800	$590,418

Maturity of the lease liability is as follows:

	June 30, 2021
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Year ending June 30, 2022	$84,258	$54,000	$94,923	$233,181
Year ending June 30, 2023	85,025	54,000	94,923	233,948
Year ending June 30, 2024	85,802	13,501	94,923	194,226
Year ending June 30, 2025	64,841	-	94,923	159,764
Year ending June 30, 2026	-	-	94,923	94,923
Year ending June 30, 2027	-	-	7,913	7,913
Present value discount	(52,128)	(12,198)	(102,316)	(166,642)
Lease liability	$267,798	$109,303	$380,212	$757,313

NOTE 17. RELATED PARTY TRANSACTIONS

During the fiscal years ended June 30, 2021 and 2020, there were no certain relationships nor related party transaction, except for the following:

As of June 30, 2021, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space at this time but expects to enter into a month-to-month office lease for this space.

On April 21, 2021, the Company, through ten newly-formed, wholly-owned limited liability companies, entered into lease agreements with entities controlled by our Chairman, Charles Everhardt, for ten additional SarahCare locations to be operated by the Company. All of the leases are for a ten-year period beginning on July 1, 2021, and ending on June 30, 2031, with a 5-year renewal option. The rent for each location is $7,500 per month. As of the July, 2021, the Company has amended the leases to delay commencement until November 1, 2021.

On March 25, 2021, the Company issued 2,476,212 shares of restricted common stock in exchange for $250,000 which were issued at $0.0503 per share and the Company issued 100,542 shares of Series A Preferred Stock in exchange for $508,834, which were issued at $5.06 per share, to an investor, the son of Charles Everhardt, the Company’s Chairman. Additionally, Mr. Everhardt owns 50% of DE Holdings 20, LLC which converted $114,244 in convertible notes and accrued interest for 114,244 shares of restricted common shares, at a price of $1.00 per share. On that same day, Mr. Everhardt became Chairman of the Board of the Company.

On March 19, 2021, the Company issued 426,000 shares of restricted common stock to the Company’s then CEO and Chairman, Michael J Friedman, for the conversion 42,600,000 shares of Series A Convertible Preferred Stock.

On March 19, 2021, the Company issued 48,000 shares of restricted common stock to Jay Odintz, a Member of the Company’s Board of Directors, for the conversion 4,800,000 shares of Series A Convertible Preferred Stock.

On December 30, 2020, the Company issued 29,749,125,000 shares of restricted common stock for the conversion of notes payable in the amount of $1,427,958, to the Company’s then CEO and Chairman, Michael J. Friedman. These shares were valued by the Company at $0.000048 per share, pre-reverse stock split.

On December 30, 2020, the Company issued 4,518,062,500 shares of restricted common stock for the conversion of notes payable in the amount of $216,867, to a Board of Director Member, Jay Odintz. These shares were valued by the Company at $0.000048 per share, pre-reverse stock split.

As of June 30, 2020, the Company maintains a mailing address in New York, New York, but no longer maintains its offices in New York, New York. The rent was approximately $1,350 per month for the office during the year. The Company rents its office space from the father of the Company’s former President and Chief Executive Officer, and current Interim President, CEO and CFO and current Director, Michael Friedman. The Company terminated this agreement on June 30, 2020.

As of June 30, 2020 and 2019, the total amount owed to related party, the father of the Company’s former President and Chief Executive Officer, and current Interim President, CEO and CFO and current Director, Michael Friedman was $0 and $101,850, including $0 and $101,850, respectively, for accumulated rent.

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through October 13, 2021, the date the financial statements were available to be issued, and determined that there were no such events requiring adjustment to, or disclosure in, the accompanying consolidated financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended June 30, 2021, covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and the board of directors of the Company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial officer, does not expect that the Company’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management has concluded that, as of June 30, 2021, the Company had material weaknesses in its internal control over financial reporting and the Company’s internal control over financial reporting were not effective. Specifically, management identified the following material weaknesses at June 30, 2021:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;

2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

•	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt for its continued operational activities and corporate expenses. Management provides no assurances that it will be able to do so.

We understand that remediation of material weaknesses and deficiencies in internal controls are a continuing work in progress due to the issuance of new standards and promulgations. However, remediation of any known deficiency is among our highest priorities. Our management will periodically assess the progress and sufficiency of our ongoing initiatives and make adjustments as and when necessary.

As a smaller reporting company, we are not required to provide, and this annual report does not include, an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Positions
Charles Everhardt	61	Chairman of the Board (1)
Michael Friedman	44	Director (1), Interim CEO, Interim CFO and Interim President (2)

__________

(1)	All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.
(2)	Michael Friedman has been the Interim CEO, Interim CFO and Interim President since March 25, 2021.
(3)	Michael Friedman was Chairman of the Board from December 16, 2005 until March 25, 2021, when he became a Director.

Biographies of Directors and Officers

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mr. Everhardt, appointed as Chairman of our Board of Directors on March 25, 2021, has been active in many aspects of real estate, brokerage, development, construction, lending, banking, and purchasing of distressed assets, for over two decades. Mr. Everhardt created and became a partner with Infinity Cards and founded Spindeltop Ventures, LLC, which had a world-wide relationship with MasterCard and Google Wallet, for its affinity prepaid debit cards. Mr. Everhardt has been a partner in Lockwood Development partners, Inc., since 2015. Mr. Everhardt is a partner in Lockwood Development Partners, a real estate investment and development company. The Company believes that Mr. Everhardt’s extensive real estate and development experience makes him a valuable member of the Company’s Board of Directors.

Michael Friedman, LLM, JD, served as the Company’s President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors from December 2005, until Match 25, 2021. Since then, Mr. Friedman has continued as President and has remained a Director of the Company. Since 2014, Mr. Friedman has been an advisor, Board of Director Member, and chief financial officer for multiple companies in several industries, primarily focusing in media and technology. Mr. Friedman is co-Founder and CEO of Treat Holdings, LLC which developed the TreatER mobile application which is available on the Apple App Store and directs users to the nearest urgent care or emergency room. The Company previously had a relationship with Treat Holdings, which was terminated on March 25, 2021.   On October 1, 2021 Mr. Friedman became President, CEO and a Director of Trident Brands Incorporated (OTCQB: TDNT).  Mr. Friedman received a Master of Laws in Taxation (LL.M.) and a Juris Doctor (JD) from New York Law School. The Company believes that Mr. Friedman’s extensive business experience and legal expertise makes him a valuable member of the Company’s Board of Directors.

There are no family relationships among any of our directors and executive officers.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal. Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Indemnification of Directors and Officers

Pursuant to Section 145 of the General Corporation Law of the State of Delaware, we have the power to indemnify any person made a party to any lawsuit by reason of being a director or officer of the Company, or serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. Our articles of incorporation provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Delaware law.

Insofar as indemnification by us for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling the company pursuant to provisions of our articles of incorporation and bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Director Compensation

During the fiscal year ended June 30, 2021 and 2020, we did not have an independent director.

Director Compensation Table

	Fiscal	Fees Earned or
Name	Year Ending June 30	Paid in Cash (1)	Stock Awards	Option Awards	All Other Compensation	Total ($)

Charles Evehardt (2)	2021	$-	$-	$-	$-	$-
	2020	$-	$-	$-	$-	$-

Michael Friedman (3)	2021	$-	$-	$-	$-	$-
	2020	$24,000	$-	$-	$-	$24,000

Jay Odintz (4)	2021	$-	$-	$-	$-	$-
	2020	$24,000	$-	$-	$-	$24,000

__________

(1)	All cash fees were accrued to the directors.
(2)	Appointed as Chairman of the Board on March 25, 2021
(3)	Chairman of the Board through March 25, 2021, and Member of the Board of Directors thereafter.
(4)	Resigned from the Board of Directors on March 25, 2021.

Involvement on Certain Material Legal Proceedings During the Last Five Years

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past ten (10) years.

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten (10) years.

Directors’ and Officers’ Liability Insurance

The Company does not have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

Corporate Governance and Board Independence

Our Board of Directors consists of two directors and has not established a Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent.

Due to our lack of operations and size, and since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees; all functions of a nominating/governance committee were performed by our whole board of directors. Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Our board of directors does not believe that it is necessary to have such committees at the early stage of the company’s development, and our board of directors believes that the functions of such committees can be adequately performed by the members of our board of directors.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors is led by our Chairman. At this time, the Board believes that the most effective leadership structure at this time is to separate the roles of Chairman and Chief Executive Officer.

The Board of Directors does not have a specific role in risk oversight of the Company. The President and Chief Executive Officer and other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

Item 11. Executive Compensation

The following table sets forth, for the fiscal years ended June 30, 2021, 2020 and 2019, certain information regarding the compensation earned by the Company’s named executive officers.

Summary Compensation Table

Name and				Stock	Option	All Other
Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	(1)	(2)	(3)	(4)	(5)	($)

Michael Friedman President	2021	$-	$-	$-	$-	$-	$-
President & CEO	2020	$144,000	$-	$-	$-	$-	$144,000
President & CEO	2019	$144,000	$-	$-	$-	$-	$144,000

(1)	The dollar value of salary (cash and non-cash) earned and accrued as of the end of each fiscal year.
(2)	The dollar value of bonus (cash and non-cash) earned and accrued as of the end of each fiscal year.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.

Long-Term Incentive Plans. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans, nor does it provide non-qualified deferred compensation to its officers or employees, and therefore, the Summary Compensation Table above does not include columns for nonequity incentive plan compensation and nonqualified deferred compensation earnings, since there were none.

Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Executive Compensation. The Company does not have employment or director agreements with Mr. Friedman. Through June 30, 2020, Mr. Friedman accrued $144,000 in salary per year pursuant to an employment contract which expired on October 31, 2010, and then an oral agreement with the Company, which was then terminated, and $24,000 in director fees per year pursuant to an oral agreement with the Company, which was then terminated.

Compensation Committee Interlocks and Insider Participation. During the year ended June 30, 2020, none of the Company’s officers was also a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

Outstanding Equity Awards. Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of September 28, 2021, the number of shares of voting capital stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding class of stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 15,557,327 shares of our common stock issued and outstanding as of September 28, 2021, and 317,500 shares of Series B Convertible Preferred Stock issued and outstanding as of September 28, 2021. Each share of Series B Convertible Preferred Stock is convertible at the election of the holder into 100 shares of common stock, and each share entitles the holder to 100 stockholder votes. We do not have any other outstanding options, warrants exercisable for, or other securities convertible into shares of our common stock within the next 60 days. Unless otherwise indicated, the address of each person listed below is care of Innovative MedTech, Inc. 2310 York St., Suite 200, Blue Island, IL 60406.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Charles Everhardt (1)	Common Stock	12,628,4	(2)	49.31%
Michael Friedman (3)	Common Stock	3,418,607		21.97%
Edward Dovner	Common Stock	12,628,4	(4)	49.31%
Martin Herskowitz (5)	Common Stock	1,987,5	(6)	11.59%
Kova Trading, LLC (7)	Common Stock	3,180,0	(8)	17.57%
Beverly and Leonard Mezei (9)	Common Stock	9,407,4	(10)	52.08%
Raymond Irni (11)	Common Stock	1,101,686		7.08%
Len Morales	Common Stock	807,295		5.19%
All Officers and Directors as a Group	Common Stock	16,047,063		62.66%

Charles Everhardt (12)	Series B Convertible Preferred Stock	100,542		31.67%
Edward Dovner (13)	Series B Convertible Preferred Stock	100,542		31.67%
Martin Herskovitz (14)	Series B Convertible Preferred Stock	15,875		5.00%
Kova Trading, LLC (15)	Series B Convertible Preferred Stock	25,400		8.00%
Beverly and Leonard Mezei (16)	Series B Convertible Preferred Stock	75,141		23.67%
All Officers and Directors as a Group	Series B Convertible Preferred Stock	100,542		31.67%

(1) Chairman of the Board of Directors.

(2) Includes (i) 2,460,012 shares of common stock held in the name of EF Trust, LLC, which is managed by Mr. Everhardt’s son, Maximillian Everhardt, with Mr. Everhardt having voting and dispositive power with respect to the shares held in the name of EF Trust, LLC; (ii) 10,054,200 shares of common stock issuable upon conversion of 100,542 shares of Series B Convertible Preferred Stock held in the name of EF Trust, LLC; and (iii) 114,244 shares of common stock held in the name of D&E Holdings 20, LLC, which is owned 50% by Mr. Everhardt, with Mr. Everhardt sharing voting and dispositive power for shares held in the name of entity.

(3) President and Director. Held in the name of Red Halo, LLC. Mr. Friedman has voting and dispositive power with respect to the shares held in the name of Red Halo, LLC.

(4) Includes (i) 2,460,012 shares of common stock held in the name of Clear Financial Group, LLC, with Mr. Dovner having voting and dispositive power with respect to the shares held in the name of Clear Financial Group, LLC; (ii) 10,054,200 shares of common stock issuable upon conversion of 100,542 shares of Series B Convertible Preferred Stock held in the name of Clear Financial Group, LLC; and (iii) 114,244 shares of common stock held in the name of D&E Holdings 20, LLC, which is owned 50% by Mr. Dovner, with Mr. Dovner sharing voting and dispositive power for shares held in the name of entity.

(5) Held in the name of BH Madison, LLC. Mr. Herskowitz has voting and dispositive power with respect to the shares held in the name of BH Madison, LLC.

(6) Includes 400,000 shares of common stock and 1,587,500 shares of common stock issuable upon conversion of 15,875 shares of Series B Convertible Preferred Stock held in the name BH Madison, LLC.

(7) Upon information and belief, Amy Friedman (no relationship with Michael Friedman, an officer and director of the Company), Miriam Abrahams and Andrew Mezei share voting and dispositive power with respect to the shares held in the name of Kova Trading, LLC.

(8) Includes 640,000 shares of common stock and 2,540,000 shares of common stock issuable upon conversion of 25,400 shares of Series B Convertible Preferred Stock held in the name of Kova Trading, LLC.

(9) Spouses.

(10) Includes (i) 640,000 shares of common stock held in the name of Grosvenor Ventures, LLC, with Beverly Mezei having voting and dispositive power with respect to the shares held in the name of Grosvenor Ventures, LLC; (ii) 2,540,000 shares of common stock issuable upon conversion of 25,400 shares of Series B Convertible Preferred Stock held in the name of Grosvenor Ventures, LLC; (iii) 640,000 shares of common stock held in the name of Hutton Holdings, LLC, with Leonard Mezei having voting and dispositive power with respect to the shares held in the name of Hutton Holdings, LLC; (iv) 2,540,000 shares of common stock issuable upon conversion of 25,400 shares of Series B Convertible Preferred Stock held in the name of Hutton Holdings, LLC; (v) 613,332 shares of common stock held in the name of the 2010 Mezei GST Trust, with Beverly Mezei having voting and dispositive power with respect to the shares held in the name of the 2010 Mezei GST Trust; and (vi) 2,434,100 shares of common stock issuable upon conversion of 24,341 shares of Series B Convertible Preferred Stock held in the name of the 2010 Mezei GST Trust.

(11) Held in the name of Green Silver, LLC. Mr. Irni has voting and dispositive power with respect to the shares held in the name of Green Silver, LLC.

(12) Chairman of the Board of Directors. Held in the name of EF Trust, LLC, which is managed by Mr. Everhardt’s son, Maximillian Everhardt. Mr. Everhardt has voting and dispositive power with respect to the shares held in the name of EF Trust, LLC.

(13) Held in the name of Clear Financial Group, LLC. Mr. Dovner has voting and dispositive power with respect to the shares held in the name of Clear Financial Group, LLC.

(14) Held in the name of BH Madison, LLC. Mr. Herskowitz has voting and dispositive power with respect to the shares held in the name of BH Madison, LLC.

(15) Upon information and believe, Amy Friedman (no relationship with Michael Friedman, an officer and director of the Company), Miriam Abrahams and Andrew Mezei have voting and dispositive power with respect to the shares held in the name of Kova Trading, LLC.

(16) Includes (i) 25,400 shares of Series B Convertible Preferred Stock held in the name of Grosvenor Ventures, LLC, with Beverly Mezei having voting and dispositive power with respect to the shares held in the name of Grosvenor Ventures, LLC; (ii) 25,400 shares of Series B Convertible Preferred Stock held in the name of Hutton Holdings, LLC, with Leonard Mezei having voting and dispositive power with respect to the shares held in the name of Hutton Holdings, LLC; and (iii) 24,341 shares of Series B Convertible Preferred Stock held in the name of the 2010 Mezei GST Trust, with Beverly Mezei having voting and dispositive power with respect to the shares held in the name of the 2010 Mezei GST Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the fiscal years ended June 30, 2021 and 2020, there were no certain relationships nor related party transaction, except for the following:

As of June 30, 2021, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space at this time but expects to enter into a month-to-month office lease for this space.

On April 21, 2021, the Company, through ten newly-formed, wholly-owned limited liability companies, entered into lease agreements with entities controlled by our Chairman, Charles Everhardt, for ten additional SarahCare locations to be operated by the Company. All of the leases are for a ten-year period beginning on July 1, 2021, and ending on June 30, 2031, with a 5-year renewal option. The rent for each location is $7,500 per month. As of the July, 2021, the Company has amended the leases to delay commencement until November 1, 2021.

On March 25, 2021, the Company issued 2,476,212 shares of restricted common stock in exchange for $250,000 which were issued at $0.0503 per share and the Company issued 100,542 shares of Series A Preferred Stock in exchange for $508,834, which were issued at $5.06 per share, to an investor, the son of Charles Everhardt, the Company’s Chairman. Additionally, Mr. Everhardt owns 50% of DE Holdings 20, LLC which converted $114,244 in convertible notes and accrued interest for 114,244 shares of restricted common shares, at a price of $1.00 per share. On that same day, Mr. Everhardt became Chairman of the Board of the Company.

On March 19, 2021, the Company issued 426,000 shares of restricted common stock to the Company’s then CEO and Chairman, Michael J Friedman, for the conversion 42,600,000 shares of Series A Convertible Preferred Stock.

On March 19, 2021, the Company issued 48,000 shares of restricted common stock to Jay Odintz, a Member of the Company’s Board of Directors, for the conversion 4,800,000 shares of Series A Convertible Preferred Stock.

On December 30, 2020, the Company issued 29,749,125,000 shares of restricted common stock for the conversion of notes payable in the amount of $1,427,958, to the Company’s then CEO and Chairman, Michael J. Friedman. These shares were valued by the Company at $0.000048 per share

On December 30, 2020, the Company issued 4,518,062,500 shares of restricted common stock for the conversion of notes payable in the amount of $216,867, to a Board of Director Member, Jay Odintz. These shares were valued by the Company at $0.000048 per share.

As of June 30, 2020, the Company maintains a mailing address in New York, New York, but no longer maintains its offices in New York, New York. The rent was approximately $1,350 per month for the office during the year. The Company rents its office space from the father of the Company’s former President and Chief Executive Officer, and current Interim President, CEO and CFO and current Director, Michael Friedman. The Company terminated this agreement on June 30, 2020.

As of June 30, 2020 and 2019, the total amount owed to related party, the father of the Company’s former President and Chief Executive Officer, and current Interim President, CEO and CFO and current Director, Michael Friedman was $0 and $101,850, including $0 and $101,850, respectively, for accumulated rent.

Director Independence

Our board of directors has undertaken a review of the independence of each director and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our board of directors determined that our directors do not meet the independence requirements, according to the applicable rules and regulations of the SEC.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for 2021 and 2020, for the categories of services indicated.

	Years Ended June 30,
Category	2021	2020
Audit Fees	$20,000	$12,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$20,000	$12,000

On or about May 20, 2020, the Company engaged Accell Audit & Compliance, PA as its independent registered public accounting firm for the year ended June 30, 2020.

On August 12, 2021, the Company engaged Accell Audit & Compliance, PA as its independent registered public accounting firm for the year ended June 30, 2021.

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Exhibit	Description
3.1	Certificate of Incorporation (New Jersey) (Incorporated by reference to the Company’s Form 10SB filed with the SEC on June 29, 2005)
3.2	Bylaws (Incorporated by reference to the Company’s Form 10SB filed with the SEC on June 29, 2005)
3.3	Certificate of Amendment of Certificate of Incorporation (Incorporated by reference to the Company’s Current Report on Form 8 K filed with the SEC on January 27, 2006)
3.4	Certificate of Incorporation (Delaware)
3.5	Certificate of Merger (redomiciling from New Jersey to Delaware)
3.6	Certificate of Amendment to Certificate of Incorporation
3.7	Certificate of Designation of Series A Convertible Preferred Stock
10.1+	Standard Office Lease by and between DeVille Developments, LLC, and Sarah Adult Day Services, Inc., dated June 2, 2017
10.2+	Lease by and between Stow Professional Center, LLC, and Sarah Day Care Centers, Inc., dated September 4, 2014
10.3+	Lease Agreement by and between S. Frank Prof. Bldg., LLC, and Sarah Day Care Centers, Inc., dated March 20, 2018
10.4+

Stock Purchase Agreement by and among Innovative MedTech, Inc., Sarah Adult Day Services, Inc., Sarah Day Care Centers, Inc., The Sellers Named Herein, Dr. Merle Griff, as the Seller Representative, and Veteran Services LLC, dated as of March 25, 2021

14.1	Code of Ethics (Incorporated by reference to the Company’s Form SB-2 filed with the SEC on May 12, 2006)
31.1*

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________

* Filed herewith

+ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) and/or Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Commission upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative MedTech, Inc.

By:	/s/ Michael Friedman
Michael Friedman
CEO, CFO, President

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ Charles Everhardt	Chairman of the Board	October 13, 2021
Charles Everhardt

/s/ Michael Friedman	Director, CEO, CFO, President	October 13, 2021
Michael Friedman

