Form 10-Q
period 2021-09-30
INNOVATIVE MEDTECH, INC.
filed 2021-11-22
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

Or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-51390

Innovative MedTech, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-1130446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2310 York St., Suite 200 Blue Island, IL	60406
(Address of principal executive offices)	(Zip Code)

(708) 925-9424

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable.	Note applicable.	Not applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of November 22, 2021, there were 15,657,327 shares of Common Stock, $0.000001 par value per share, issued and outstanding

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless stated otherwise or the context otherwise requires, the words “we,” “us,” “our,” the “Company,” “Innovative MedTech” or “Innovative” in this “Quarterly Report on Form 10-Q collectively refers to Innovative MedTech, Inc., a Delaware corporation (the “Parent Company”), and its subsidiaries. The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” relating to the Company, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Among such risks, trends and other uncertainties, which in some instances are beyond its control, may be the Company’s ability to generate cash flows and maintain liquidity sufficient to service its debt, and comply with or obtain amendments or waivers of the financial covenants contained in its credit facilities, if necessary. Other risks and uncertainties include the impact of continuing adverse economic conditions, potential changes in the adult day care industry, energy costs, interest rates and the availability of credit, labor costs, legislative and regulatory rulings and other results of operations or financial conditions, increased capital and other costs, competition and other risks detailed from time to time in the Company’s publicly filed documents.

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

2

INNOVATIVE MEDTECH, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	June 30, 2021
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$106,825	$433,435
Accounts receivable, net	187,947	178,555
Notes receivable	112,283	63,453
Prepaid expenses	111	1,745
Total current assets	407,166	677,188

Notes receivable, non-current	14,466	-
Deposits	10,331	10,331
Right-of-use asset	716,869	757,313
Property, plant and equipment, net of accumulated depreciation	312,079	325,788
Goodwill	3,473,264	3,473,264
Total Assets	$4,934,175	$5,243,884

Liabilities & Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$804,174	$775,969
Accrued interest	534,087	520,205
Accrued interest, related parties	18,431	9,459
Notes payable, related parties, current	514,438	514,438
Notes payable, current	129,491	200,705
Convertible notes payable, current	349,900	349,900
Derivative liability	189,548	254,700
Lease liability	171,297	166,895
Total current liabilities	2,711,366	2,792,271

Royalty liability	1,500,000	1,500,000
Lease liability, non-current	545,932	590,418
Paycheck protection loan	266,640	266,640
SBA Loan	150,000	150,000
Total Liabilities	5,173,938	5,299,329

Commitments and contingencies (Note 14)

Stockholders’ Deficit
Series A Preferred stock, $0.000001 par value; 500,000,000 authorized: 317,500 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	-	-
Common stock, $0.000001 par value; 130,000,000 shares authorized; 15,657,327 and 15,557,327 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	16	16
Additional paid in capital	14,935,551	14,860,551
Accumulated deficit	(15,175,330)	(14,916,012)
Total Stockholders’ Deficit	(239,763)	(55,445)
Total Liabilities and Stockholders’ Deficit	$4,934,175	$5,243,884

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the three months ended
	September 30,
	2021	2020

Revenue:
Participant fees	$193,910	$-
Franchise fees	122,656	-
	316,566	-

Operating expenses:
General and administrative	237,642	12,195
Salaries and wages	226,939	6,075
Consulting fees	102,525	-
Legal and professional fees	47,617	15,000
Total operating expenses	614,723	33,270

Loss from operations	(298,157)	(33,270)

Other income (expense):
Interest expense, related parties	(8,972)	(9,459)
Interest expense	(17,341)	(58,505)
Change in fair value of derivatives	65,152	(129,228)
Total other income (expense)	38,839	(197,192)

Net loss	$(259,318)	$(230,462)

Basic and diluted earnings per share on net loss	$(0.02)	$(0.00)

Weighted average shares outstanding - basic and diluted	15,574,718	292,211

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the three months ended September 30, 2021

							Additional
	Series A Preferred Stock		Common Stock		Common Stock To Be Issued		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2020	47,400,000	$47	292,211	$-	50,000	$-	$7,612,393	$(11,651,055)	$(4,038,615)

Net loss	-	-	-	-	-	-	-	(230,462)	(230,462)

Balance, September 30, 2020	47,400,000	47	292,211	-	50,600	-	7,612,393	(11,881,517)	(4,269,077)

Balance, June 30, 2021	317,500	$-	15,557,327	$16	-	$-	$14,860,551	$(14,916,012)	$(55,445)

Issuance of Common Stock for Services	-	-	100,000	-	-	-	75,000	-	75,000
Net loss	-	-	-	-	-	-	-	(259,318)	(259,318)

Balance, September 30, 2021	317,500	$-	15,657,327	$16	-	$-	$14,935,551	$(15,175,330)	$(239,763)

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the three months ended
	September 30,
	2021	2020

Cash Flows from Operating Activities
Net Loss	$(259,318)	$(230,462)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	13,709	-
Stock compensation	75,000	-
Change in fair value of derivatives	(65,152)	129,228
Right-of-use asset	360	-
Changes in operating assets & liabilities
Accounts receivable	(9,392)	-
Prepaid expenses	1,634	-
Accounts payable and accrued liabilities	28,205	12,000
Accounts payable and accrued liabilities, related party	-	67,964
Accounts interest, related party	8,972	-
Accrued interest	13,882	-
Net cash used by operating activities	(192,100)	(21,270)

Cash Flows from Investing Activities
Notes receivable	(63,296)	-
Net cash provided by investing activities	(63,296)	-

Cash Flows from Financing Activities
Proceeds from convertible notes payable	-	37,600
Payments on convertible notes payable	(71,214)	-
Net cash provided by financing activities	(71,214)	37,600

(Decrease) increase in Cash	(326,610)	16,330

Cash at beginning of period	433,435	766

Cash (and equivalents) at end of period	$106,825	$17,096

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements

Innovative MedTech, Inc.

Note to Consolidated Financial Statements

For the Period Ended September 30, 2021

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

On March 25, 2021, the Company acquired two companies, Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. (“SarahCare”), an adult day care center franchisor and provider, for a total of $3,718,833; $2,000,110 was paid in cash and the Company assumed approximately $393,885 in debt due to sellers, and the remaining is payable through a royalty fee liability due in the amount of $1,500,000. With 28 centers (2 corporate and 26 franchise locations) located in 13 states, SarahCare offers seniors daytime care and activities ranging from meeting their physical and medical needs, on a daily basis, ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives.

On March 25, 2021 the Company received a $2 million investment in the form of a private investment in public equity (“PIPE”) from several investors. For the $2 million PIPE, the investors received a combination of common stock and Series A Preferred Stock which together constitute ownership of 84.11% of the Company, 83.00% on a fully diluted basis.

On April 21, 2021, the Company formed ten wholly-owned limited liability companies which will operate ten additional SarahCare facilities. As of September 30, 2021 the newly formed entities are non-operating. Operations expect to begin in May 2022.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of September 30, 2021, the Company had $106,825 cash available for operations and had an accumulated deficit of $15,175,330. Management believes that cash on hand as of September 30, 2021 is not sufficient to fund operations through June 30, 2022. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

NOTE 2. LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

For the quarters ended September 30, 2021 and 2020, the Company reported a net loss of $259,318 and $230,462, respectively.

As of September 30, 2021, the Company maintained total assets of $4,934,175, total liabilities including long-term debt of $5,173,938 along with an accumulated deficit of $15,175,330.

The Company believes that additional capital will be required to fund operations through June 30, 2022 and beyond, as it attempts to generate increasing revenue, and develop new products. The Company intends to attempt to raise capital through additional equity offerings and debt obligations. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying annual consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Innovative MedTech, Inc.

Note to Consolidated Financial Statements

For the Period Ended September 30, 2021

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the quarters ended September 30, 2021 and 2020.

Principles of Consolidation

The Company has two wholly-owned operating subsidiaries; Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. The consolidated financial statements, which include the accounts of the Company and its two wholly-owned operating subsidiaries, are prepared in conformity GAAP. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements, which include the accounts of the Company and its wholly-owned operating subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP and presented in US dollars. The fiscal year end is June 30.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed $250,000 at September 30, 2021. For the purpose of the consolidated statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2021 and 2020.

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

Innovative MedTech, Inc.

Note to Consolidated Financial Statements

For the Period Ended September 30, 2021

Under the Company’s day care agreements, which are generally for a contractual term of 30 days to one year, the Company provides services to participants for a stated daily or monthly fee. The Company has elected the lessor practical expedient within ASC 842, Leases (“ASC 842”) and recognizes, measures, presents, and discloses the revenue for services under the Company’s senior living residency agreements based upon the predominant component, either the lease or nonlease component, of the contracts. The Company has determined that the services included under the Company’s independent living, assisted living, and memory care residency agreements have the same timing and pattern of transfer and are performance obligations that are satisfied over time. The Company recognizes revenue under ASC 606, Revenue Recognition from Contracts with Customers (“ASC 606”) for its participants agreements for which it has estimated that the nonlease components of such agreements are the predominant component of the contract.

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

Franchise Fees

The Company franchises a number of its locations under franchise contracts which provide periodic franchise fee payments to the Company and reimbursement for costs and expense related to such franchises. The Company’s franchisees pay a variety of royalties and fees, including an agreed upon percentage of gross revenues (as defined in the franchise agreement). The Company estimates the amount of franchise fee revenue expected to be earned, if any, during the annual contract period and revenue is recognized as services are provided. The Company’s estimate of the transaction price for the franchise services also includes the amount of reimbursement due from the franchises for services provided and related costs incurred. Such revenue is included in “revenues” on the consolidated statements of operations. The related costs are included in “operating expenses” on the consolidated statements of operations.

SarahCare, as the franchisor, supplies the Franchisee’s with initial assistance and approval with the following: (1) Give you our site selection criteria for the SARAH Business and, upon a potential Franchisee’s request, provide input regarding possible sites. We do not own and lease any site to franchisees. After they select and we approve a site, we will designate the geographic area within which they may establish the SARAH Business; (2) Approve the signage; (3) Identify the standards and specifications for products, services, and materials that comply with the System, and, if we require, the approved suppliers of these items. We will furnish a potential Franchisee with the listing of the package of initial franchise items as detailed in the Operations Manual. Neither we nor our affiliate provide, deliver, or install any of these items; (4) Provide an Initial Training Program; and (5) Provide an Operations Training Program.

Once the Franchisee’s SarahCare business is operational, we will: (1) Issue and modify System standards for SARAH Businesses; (2) Provide access to a copy of our Operations Manual as we make available through our intranet. The Operations Manual contains mandatory and suggested specifications, standards and operating procedure; (3) Give you additional or special guidance and assistance and training as we deem appropriate and for which a potential Franchisee are financially responsible; (4) Inspect and observe the operation of the SARAH Business to help a potential Franchisee comply with the Franchise Agreement and all System standards; (5) Let you use the confidential information; and, (6) Let you use the Marks (trademarks, trade names, service marks, and logos).

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Leases

On December 1, 2018, the Company adopted ASU 2016-02, “Leases” (Topic 842). Based on this standard, the Company determines if an agreement is a lease at inception. Leases are included – right to use, current portion of lease liability, and operating lease liability, less current portion in the Company’s consolidated balance sheets. Finance leases are included in property, plant and equipment, net current portion of long-term debt, net and long-term debt, less current portion and debt issuance costs in the Company’s consolidated balance sheets.

Innovative MedTech, Inc.

Note to Consolidated Financial Statements

For the Period Ended September 30, 2021

Fair value of financial instruments

The Company’s financial instruments include cash and cash equivalents, accounts payable, accrued expenses, and debt. The carrying value of these financial instruments is considered to be representative of their fair value due to the short maturity of these instruments. The carrying amount of the debt approximates fair value, because the interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company. The Company’s derivative liabilities were adjusted to fair market value at the end of each reporting period, using Level 3 inputs.

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

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial feature.

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

Innovative MedTech, Inc.

Note to Consolidated Financial Statements

For the Period Ended September 30, 2021

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

Recently Issued Accounting Pronouncements

As of and for the quarter ended September 30, 2021, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

Consideration
Cash	$2,000,110
Legal fees	(175,162)
Notes payable due to sellers	393,885
Royalty fee liability	1,500,000
Total consideration	$3,718,833

Fair value of net identifiable assets (liabilities) acquired
Cash	$412,276
Accounts receivable	84,674
Deposits and prepaid expenses	15,139
Notes receivable	110,510
Property, plant and equipment	335,426
Right of use asset	796,771
Total fair value of net identifiable assets	$1,754,796

Accounts payable and accrued expenses	$625,462
Notes payable, current, net of debt discount	454,524
PPP Loan	439,160
Lease Liability	796,771
Total fair value of net identifiable liabilities	$2,315,917

Fair value of net identifiable assets (liabilities) acquired	$(561,121)

Goodwill	$4,279,954

Innovative MedTech, Inc.

Note to Consolidated Financial Statements

For the Period Ended September 30, 2021

The Company analyzed the acquisition under applicable guidance and determined that the acquisition should be accounted for as a business combination. The initial accounting for the business combination is not completed and the fair value of the acquired identifiable intangible assets are provisional pending receipt of the final valuations for those assets.

On June 30, 2021, the Company performed a test to determine if goodwill should be impaired. The test determined that the fair value of the reporting units was less than its carrying value. As such the Company recorded a loss on impairment of goodwill in the amount of $806,690.

Pro Forma Disclosures

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. for the year ended June 30, 2021, as if each of these business combinations had occurred as of July 1, 2019. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to each of these acquisitions and the related equity issuances as if each had occurred on July 1, 2019. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations. The following table summarizes on an unaudited pro forma basis the Company’s results of operations for the year ended June 30, 2021:

2021
Net revenue	$677,997
Net loss	$(3,513,187)
Net loss per share- basic and diluted	$(0.60)
Weighted average number of shares of common
stock outstanding- basic and diluted	2,117,130

The calculations of pro forma net revenue and pro forma net loss give effect to the business combinations for the period from July 1, 2019 until the respective closing dates for (i) the historical net revenue and net income (loss), as applicable, of the acquired businesses, (ii) incremental depreciation and amortization for each business combination based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives, and (iii) recognition of accretion of discounts on obligations with extended payment terms that were assumed in the business combinations.

Innovative MedTech, Inc.

Note to Consolidated Financial Statements

For the Period Ended September 30, 2021

NOTE 5. NOTES RECEIVABLE

The Company’s wholly-owned subsidiary Sarah Adult Day Services, Inc., has notes receivables from two franchises, which were previously converted from trade receivables. They are as follows:

	September 30,	June 30,
	2021	2021

Notes receivable from a franchise, due in monthly installments of $5,000, no interest, maturing December 2021	$11,468	$21,468

Notes receivable from a franchise, due in monthly installments of $1,999, no interest, maturing March 2023	35,987	41,985
Note receivable from related party (see Note 17), due in six months, with no installments, 5% interest maturing March 2022	79,294	-
Total notes receivable	126,749	63,453
Less long-term	(14,466)	(14,466)
Total short term notes receivable	$112,283	$48,987

Principal to be collected during the next three years is as follows:

2022	$112,283
2023	14,466
$126,749

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2021 and June 30, 2021:

	September 30, 2021	June 30, 2021

Leasehold improvements	$294,864	$294,864
Vehicles	22,554	22,554
Computer equipment	12,553	12,553
Furniture and fixtures	5,455	5,455
	335,426	335,426
Less: Accumulated depreciation	(23,347)	(9,638)
Property, plant and equipment - net	$312,079	$325,788

The property, plant and equipment was acquired in the acquisition discussed in Note 4. Depreciation expense was $13,710 and $9,638 for the three months ended September 30, 2021 and June 30, 2021.

Innovative MedTech, Inc.

Note to Consolidated Financial Statements

For the Period Ended September 30, 2021

NOTE 7. NOTES PAYABLE

As of September 30 and June 30, 2021, the Company had $129,491 and $200,705, respectively, in outstanding notes payable. All of these notes were assumed in connection with the acquisition on March 25, 2021.

Ref No.	Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Principal Balance 9/30/21	Principal Balance 6/30/2020
1	12/25/2020	$146,021	12/15/2020	10	$129,491	$137,755
2	3/25/2021	37,949	6/3/2021	10	-	37,950
3	5/10/2021	20,000	11/10/2021	5	-	20,000
4	6/29/2021	5,000	12/29/2021	5	-	5,000
	Total				$129,491	$200,705

NOTE 8. NOTES PAYABLE, RELATED PARTIES

As of September 30 and June 30, 2021, the Company had $514,438 in outstanding notes payable, related parties. As of September 30 and June 30, 2021, the Company had $18,431 and $9,459, respectively, in accrued interest related to these notes. All of these notes were assumed in connection with the acquisition on March 25, 2021.

Ref No.	Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Principal Balance 9/30/21	Principal Balance 6/30/2020
1	3/25/2021	308,500	6/3/2021	10	308,500	308,500
2	3/25/2021	47,436	6/3/2021	10	47,435	47,435
3	3/25/2021	158,503	6/3/2021	10	158,503	158,503
	Total				$514,438	$514,438

Innovative MedTech, Inc.

Note to Consolidated Financial Statements

For the Period Ended September 30, 2021

NOTE 9. CONVERTIBLE NOTES PAYABLE, IN DEFAULT

As of September 30 and June 30, 2021, the convertible notes payable were as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 9/30/21	Principal Balance 6/30/21
8/26/14	$50,000	2/26/14	10%	$0.0001	$50,000	$50,000
6/15/12	8,000	12/15/12	10%	$0.000350	8,000	8,000
10/18/11	6,900	10/18/11	8%	25% discount to market	6,900	6,900
10/3/10	20,000	10/3/12	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	10/31/10	8%	25% discount to average of the previous 5 days closing price	4,000	4,000
8/31/09	5,000	8/31/12	12%	lesser $0.01 or 20% discount to market	5,000	5,000
8/26/09	20,000	8/26/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
8/25/09	20,000	8/25/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
2/26/07	30,000	2/26/09	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	4/17/09	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	6/15/09	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	1/29/09	10%	$0.95	15,000	15,000
4/17/07	15,000	4/17/09	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	12/23/08	10%	$0.95	18,000	18,000
11/30/06	50,000	11/30/08	10%	$0.85	50,000	50,000
9/16/06	100,000	9/9/08	12%	35% discount to market	38,000	38,000
10/1/05	15,000	4/1/07	10%	$0.50	15,000	15,000
Total					$349,900	$349,900

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

Innovative MedTech, Inc.

Note to Consolidated Financial Statements

For the Period Ended September 30, 2021

The unforgiven portion of the PPP loan is payable over five years at an interest rate of 1%, with a deferral of payments for the first twelve months. The Company was granted forgiveness of $89,920 in PPP loans through Sarah Day Care Centers, Inc. and $82,600 through Sarah Adult Days Services, Inc. As a result, the Company recorded a gain on PPP forgiveness in the amount of $172,520, during the year ended June 30, 2021. The Company is currently in the process of applying for forgiveness for the remaining balance of $266,640 but cannot be assured of forgiveness for all or part of the PPP borrowings. During the quarter ended September 30, 2021, the Company recorded $665 in accrued interest related to the PPP loan.

SBA Loan

On June 20, 2020, the Company’s wholly-owned subsidiary, Sarah Day Care Centers, Inc. received proceeds of $150,000 in the form of an SBA loan. Installment payments, including principal and interest of $731 are due monthly beginning on June 20, 2021. The balance of principal and interest is payable thirty years from the promissory note date. The interest accrues at a rate of 3.75% per annum. During the quarter ended September 30, 2021, the Company recorded $1,402 in accrued interest related to the SBA loan.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of September 30 and June 30, 2021 and the amounts that were reflected in income related to derivatives for the three months ended September 30, 2021 and 2020:

	September 30, 2021
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	894,914	$(189,548)

Innovative MedTech, Inc.

Note to Consolidated Financial Statements

For the Period Ended September 30, 2021

	June 30, 2021
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	405,106	$(254,700)

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the quarters ended September 30, 2021 and 2020:

The financings giving rise to derivative financial instruments and the income effects:

	Three Months Ended
	September 30, 2021	September 30, 2020
Compound embedded derivative	$65,152	$(129,228)
Day one derivative loss	-	-
Total derivative gain (loss)	$65,152	$(129,228)

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

		September 30,	September 30,
	Inception	2021	2020
Quoted market price on valuation date	$0.01	$0.50	$0.0002
Contractual conversion rate	$0.0054 - $0.0081	$0.325 - $0.80	$0.00010 - $0.00016
Range of effective contractual conversion rates	-	-	-
Contractual term to maturity	1.00 Year	0.25 Years	0.25 Years
Market volatility:
Volatility	138.28%-238.13%	138.28%-238.13%	138.28%-238.13%
Contractual interest rate	5%-12%	5%-12%	5%-12%

Innovative MedTech, Inc.

Note to Consolidated Financial Statements

For the Period Ended September 30, 2021

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the periods ended September 30, 2021 and June 30, 2021.

	September 30, 2021	June 30, 2021
Beginning balance	$254,700	$257,493
Issuances:
Convertible Note Financing	-	-
Removals	-	-
Changes in fair value inputs and assumptions reflected	(65,152)	223,264
Conversions	-	(226,057)
Ending balance	$189,548	$254,700

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

Common Stock

On February 19, 2021, pre-reverse stock split, the Company decreased its authorized shares to 500,000,000 shares of common stock, par value, $0.000001 per share, and 2,000,000 shares of Series A Convertible Preferred Stock, par value, $0.000001 per share. Each share of Series A Convertible Preferred Stock is convertible into 100 shares of the Company’s common stock. The Company no longer authorized any Series B Convertible Preferred Stock.

On September 15, 2021 the Company issued 100,000 common stock, par value, $0.000001 per share, to a consultant for services rendered to the Company.

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

Innovative MedTech, Inc.

Note to Consolidated Financial Statements

For the Period Ended September 30, 2021

On March 19, 2021 the Company’s Board of Directors converted all 47,400,000 of their Series A Preferred Stock into 474,000 shares of Common Stock. There was no Series A Preferred Stock outstanding after these conversions, until March 25, 2021, when the Company issued 317,500 shares of Series A Preferred Stock to 7 investors as part of their $1,602,097 cash investment for Series A Preferred Stock, pre-reverse stock split.

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

Innovative MedTech, Inc.

Note to Consolidated Financial Statements

For the Period Ended September 30, 2021

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

The valuation allowance at September 30, 2021 was $2,846,527 and as of June 30, 2021 was $2,792,070. The net change in allowance during the quarter ended September 30, 2021 was $54,457.

As of September 30, 2021, the Company has federal net operating loss carry forwards of approximately $13,555,000 available to offset future taxable income through 2040. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the quarters ended September 30, 2021 and 2020 due to losses and full valuation allowances against net deferred tax assets.

As of September 30 and June 30, 2021, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

Based on management’s review of the Company’s tax position, the Company had no significant unrecognized corporate tax liabilities as of September 30 and June 30, 2021 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 and 2012 through 2020 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 14. UNPAID PAYROLL TAXES

As of September 30 and June 30, 2021, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $60,402 and $17,401, respectively, subject to further interest and penalties. The total amount due to both taxing authorities including penalties and interest as of September 30 and June 30, 2021 was approximately $77,803 subject to further penalties and interest. This is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

Innovative MedTech, Inc.

Note to Consolidated Financial Statements

For the Period Ended September 30, 2021

NOTE 15. COMMITMENTS AND CONTINGENCIES

Rent

As of September 30, 2021, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space at this time but expects to enter into a month-to-month office lease for this space.

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

NOTE 16. LEASES

Stow Professional Lease

In connection with the acquisition of Sarah Adult Day Centers, Inc. on March 25, 2021, the Company acquired a facilities lease with 6,000 square feet at 4472 Darrow Road, Stow, Ohio 44224. The lease expires on September 30, 2025 and the lease payments are as follows:

	Monthly Rent Payments
	Base Rent	Covid-19 Recoup*	Total Rent
April 1, 2021	$6,369	$983	$7,352
May 1, 2021 to December 31, 2021	$6,369	$621	$6,990
January 1, 2022 to December 31, 2022	$6,433	$621	$7,054
January 1, 2023 to December 31, 2023	$6,497	$621	$7,118
January 1, 2024 to December 31, 2024	$6,562	$621	$7,183
January 1, 2025 to September 30, 2025	$6,628	$621	$7,249

*The Company has to repay the lessor monthly payments as a result of COVID relief.

Harbor Lease

In connection with the acquisition of Sarah Adult Day Centers, Inc. on March 25, 2021, the Company acquired a facilities lease with 3,469 square feet at 4580 Stephen Circle NW. Canton, OH 44718. The monthly lease payments are $4,500 and the lease expires on September 30, 2023.

Innovative MedTech, Inc.

Note to Consolidated Financial Statements

For the Period Ended September 30, 2021

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

Right-of-use asset is summarized below:

	September 30, 2021
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$120,003	$412,770	$815,144
Less: accumulated amortization	(29,500)	(21,672)	(47,103)	(98,275)
Right-of-use asset, net	$252,871	$98,331	$365,667	$716,869

Operating lease liability is summarized below:

	September 30, 2021
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$253,228	$98,332	$365,669	$717,229
Less: current portion	(62,642)	(46,720)	(61,935)	(171,297)
Long term portion	$190,586	$51,612	$303,734	$545,932

Maturity of the lease liability is as follows:

	September 30, 2021
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Year ending June 30, 2022	$63,288	$40,500	$71,195	$174,983
Year ending June 30, 2023	85,025	54,000	94,923	233,948
Year ending June 30, 2024	85,802	13,501	94,923	194,226
Year ending June 30, 2025	64,841	-	94,923	159,764
Year ending June 30, 2026	-	-	94,923	94,923
Year ending June 30, 2027	-	-	7,913	7,913
Present value discount	(45,728)	(9,669)	(93,131)	(148,528)
Lease liability	$253,228	$98,332	$365,669	$717,229

Innovative MedTech, Inc.

Note to Consolidated Financial Statements

For the Period Ended September 30, 2021

NOTE 17. RELATED PARTY TRANSACTIONS

During the quarters ended September 30, 2021 and 2020, there were no certain relationships nor related party transaction, except for the following:

As of September 30, 2021, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space at this time but expects to enter into a month-to-month office lease for this space.

On September 28, 2021, the Company signed a note receivable of $50,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt.

On September 8, 2021 the Company signed a note receivable of $29,294 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt.

On April 21, 2021, the Company, through ten newly-formed, wholly-owned limited liability companies, entered into lease agreements with entities controlled by our Chairman, Charles Everhardt, for ten additional SarahCare locations to be operated by the Company. All of the leases are for a ten-year period beginning on July 1, 2021, and ending on June 30, 2031, with a 5-year renewal option. The rent for each location is $7,500 per month. In July 2021, the Company has amended the leases to delay commencement until November 1, 2021.

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

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through November 22, 2021, the date the financial statements were available to be issued, and determined that there were no such events requiring adjustment to, or disclosure in, the accompanying consolidated financial statements except as described below.

On April 21, 2021, the Company, through ten newly-formed, wholly-owned limited liability companies, entered into lease agreements with entities controlled by our Chairman, Charles Everhardt, for ten additional SarahCare locations to be operated by the Company. All of the leases are for a ten-year period beginning on July 1, 2021, and ending on June 30, 2031, with a 5-year renewal option. The rent for each location is $7,500 per month. As of June 30, 2021, the Company has amended the leases to delay commencement until November 1, 2021. On October 29, 2021 the Company amended the leases to delay commencement until May 1, 2022. The newly formed entities have no other activity aside from the lease activity described above.

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

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Innovative MedTech” in this Quarterly Report on Form 10-Q collectively refers to Innovative MedTech, Inc., a Delaware corporation (the “Parent Company”), and subsidiaries.

Overview

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

As of September 30, 2021, the Company had current assets of $407,166. The Company has a limited amount of liquid cash and no other liquid assets on hand as of September 30, 2021, and this is not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

Results of Operations for the Three Months Ended September 30, 2021, and September 30, 2020

For the quarter ended September 30, 2021, we recorded gross revenues of $316,566, versus $0 for the quarter ended September 30, 2020, as a result of the Company’s acquisition of SarahCare in 2021.

For the quarter ended September 30, 2021, operating expenses increased to $614,723 from $33,270, a $581,453 increase, or 1,748%, over the quarter ended September 30, 2020.  The increase is due to an increase in expenses due to the Company’s acquisition of SarahCare and SarahCare’s operational expenses in 2021 as compared to 2020.

For the quarter ended September 30, 2021, interest expense on our convertible notes payable decreased to ($26,313) from ($67,964), a decrease of 61.28% over the quarter ended September 30, 2020. This decrease is primarily due to a decrease in interest expense.

For the quarter ended September 30, 2021, we realized a net loss of $259,318 as compared to a net loss of $230,462 for the quarter ended September 30, 2020.  The increase in our net loss of $28,856 was primarily due to the increase in general and administrative expenses associated with our acquisition and the operations of SarahCare in 2021 partially offset by decreases in interest expenses and derivative liability.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2021, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as disclosed herein, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

As of September 30, 2021, Innovative MedTech, Inc. was not a party to any material legal proceedings. We currently have seventeen (17) convertible promissory notes that are in default, and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders, including the Notice of Commencement of Action Subject to Mandatory Electronic Filing described below.

On April 7, 2013, three note holders (Brook Hazelton, Benjamin M. Manalaysay, Jr., and Diego McDonald, the “Plaintiffs”), whom together invested a total principal amount of $45,000 in the form of Convertible Promissory Notes (the “Notes”) to the Company, together filed a “Notice of Commencement of Action Subject to Mandatory Electronic Filing” in the Supreme Count of the State of New York, County of New York. The Plaintiffs alleged that the Company breached their contracts with the Plaintiffs and included causes of action for unjust enrichment and related claims, seeking repayment of each of their respective convertible promissory notes plus interest. Since the initial filing, the Plaintiffs have not proceeded with the case.

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

RISKS RELATED TO OUR BUSINESS

RISKS RELATED TO OUR FINANCIAL CONDITION AND CAPITAL REQUIREMENTS

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

To date, we have not generated significant revenues. Our net losses for the three months ended September 30, 2021 and 2020 were $259,318 and $230,462 respectively. As of September 30, 2021, we realized an accumulated deficit of $15,175,330 and we had $106,825 cash on hand. Our revenues have not been sufficient to sustain our operations and we expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. As such, we expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse affect on our business. The items discussed above raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our products achieve market acceptance and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

We have experienced recurring losses from operations and negative cash flows from operating activities and anticipate that we will continue to incur operating losses in the future.

We have experienced recurring losses from operations and negative cash flows from operating activities. We expect to continue to incur significant expenses related to our ongoing operations and generate operating losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We incurred a net loss of $259,318 for the quarter ended September 30, 2021, and our accumulated deficit was $15,175,330 as of September 30, 2021.

We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our financial condition. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If our products do not achieve sufficient market acceptance and our revenues do not increase significantly, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

If we are unable to continue as a going concern, our securities will have little or no value.

Although our audited financial statements for the year ended June 30, 2021, were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended June 30, 2021, contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, we have experienced recurring losses from operations and negative cash flows from operating activities, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. In addition, as noted above, continued operations and our ability to continue as a going concern may be dependent on our ability to obtain additional financing in the near future and thereafter, and there are no assurances that such financing will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through sales of our products, financings or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our shareholders would likely lose most or all of their investment in us.

The benefits we have realized and may continue to realize from participating in relief programs provided under the CARES Act may not be sufficient to enable us to withstand the current economic conditions and any extended economic downturn or recession which may result from the Pandemic.

We have received funds under the CARES Act, and have benefited from other relief measures pursuant to the CARES Act and other government stimulus, including the deferral of employer payroll taxes. Receipt of additional government funds and other benefits from the CARES Act is subject to, in certain circumstances, a detailed application and approval process and it is unclear whether we will meet any eligibility requirements, receive any funds and the extent to which these funds may offset our Pandemic-related cash flow disruptions. Additionally, retaining these funds subjects us to various terms and conditions. While we have taken steps to ensure compliance with these terms and conditions, any violation may trigger repayment of some or all of the funds received. Further, funds we have received or may receive, either directly through participation in government programs, or indirectly through increased revenues attributable to a possible economic recovery generated in whole or in part by the CARES Act, may not be sufficient to mitigate the impact of the Pandemic.

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

We currently have Accrued and Unpaid Payroll Taxes.

As of September 30 and June 30, 2021, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $60,402 and $17,401, respectively, plus applicable interest and penalties. The total amount due to both taxing authorities including penalties and interest as of September 30 and June 30, 2021 was approximately $77,803 subject to further penalties and interest plus accruals on unpaid wages. The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company. If we are unable to resolve these tax liabilities such failure could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We may fail to comply with the terms of our promissory note agreements.

Our promissory notes agreements include various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. Our ability to comply with such covenants will depend upon our ability to operate our business profitably. If the recent trends in occupancy, rates and employment and other costs and expenses continue or increase, we may incur operating losses. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our security holders.

If we default under our promissory note agreements, our lenders may demand immediate payment. Any default under our promissory note agreements that results in acceleration of our obligations to repay outstanding indebtedness would likely have serious adverse consequences to us and would likely cause the value of our securities to decline.

In the future, we may obtain additional debt financing, and the covenants and conditions that apply to any such additional debt may be more restrictive than the covenants and conditions that are contained in our promissory note agreements.

Our level of debt could impair our financial condition and ability to operate.

In order to increase our cash position and preserve financial flexibility in responding to the impacts of the COVID-19 pandemic on our business, we secured $266,640 in loans under the CARES Act Paycheck Protection Program. In the event we elect or are required to repay the PPP loan, our liquidity will be reduced by the amount of the repayment. Our level of debt could have important consequences to investors, including:

•	requiring a portion of our cash flows from operations be used for the payment of interest on our debt, thereby reducing the funds available to us for our operations or other capital needs;
•

limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate because our available cash flow, after paying principal and interest on our debt, may not be sufficient to make the capital and other expenditures necessary to address these changes;

•

increasing our vulnerability to general adverse economic and industry conditions, since we will be required to devote a proportion of our cash flow to paying principal and interest on our debt during periods in which we experience lower earnings and cash flow, such as during the current COVID-19 pandemic;

•	limiting our ability to obtain additional financing in the future to fund working capital, capital expenditures, acquisitions, and general corporate requirements; and
•

placing us at a competitive disadvantage to other relatively less leveraged competitors that have more cash flow available to fund working capital, capital expenditures, acquisitions, and general corporate requirements.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results, prevent fraud, or maintain investor confidence.

We are subject to the internal control requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require management to assess the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer a “non-accelerated filer.”

We previously reported in our Annual Report on Form 10-K as of June 30, 2021, a material weakness in internal control related to not presently having a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee or financial expert. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

Our balance sheet includes intangible assets and goodwill. A decline in the estimated fair value of an intangible asset or a reporting unit could result in an impairment charge recorded in our operating results, which could be material.

Goodwill is tested for impairment annually and between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. If the carrying amount of our goodwill or another intangible assets were to exceed its fair value, the asset would be written down to its fair value, with the impairment charge recognized as a noncash expense in our operating results. Adverse changes in future market conditions or weaker operating results compared to our expectations, including, for example, as a result of the current COVID-19 pandemic, may impact our projected cash flows and estimates of weighted average cost of capital, which could result in a potentially material impairment charge if we are unable to recover the carrying value of our goodwill and other intangible assets.

Insurance may not adequately cover our losses, and the cost of obtaining such insurance may continue to increase.

We purchase certain third party insurance coverage for our business and properties, including for casualty, liability, malpractice, fire, extended coverage and rental or business interruption loss insurance. Pursuant to our Franchise Agreements, we are obligated to maintain certain insurance coverage for our adult day care centers. Recently, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us and the operating results for our adult day care centers. The increased costs of insurance may negatively impact the financial results at the adult day care centers if the EBITDA at those managed adult day care centers decrease. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, or losses from terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or the owner may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to loss or to compensate us for our losses, including lost revenues or other costs. Certain losses, such as losses we may incur as a result of known or unknown environmental conditions, are not covered by our insurance. Market conditions or our loss history may limit the scope of insurance or coverage available to us on economic terms. If an uninsured loss or a loss in excess of insured limits occurs, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.

We are subject to limitations on our ability to use our net operating loss and tax credit carryforwards.

Our ability to deduct pre-2020 net operating loss carryforwards and tax credit carryforwards are subject to a significant annual limitation on account of the ownership changes resulting from the March 25, 2021 investments and change in control of the Company, as described in Note 1 to our Consolidated Financial Statements included in this Form 10. Losses and credits that arise after January 1, 2021, the effective date of the Restructuring Transactions, which currently are expected to be utilized to offset future taxable income, will not be subject to the limitations resulting from the Restructuring Transactions, but future changes in ownership may result in limitations on usage or elimination of those future losses and credits. Moreover, net operating losses and other carryforwards are subject to other limitations under the United States Internal Revenue Code of 1986, as amended, or the IRC, including provisions generally restricting carryforwards of net operating losses arising in taxable years beginning after 2017 from offsetting more than 80% of the current year’s taxable income, which could affect our ability to utilize all of our existing net operating loss and tax credit carryforwards in a given year.

Changes in our effective tax rate may impact our results of operations.

We are subject to taxes in the U.S. and other jurisdictions. Tax rates in these jurisdictions may be subject to significant change due to economic and/or political conditions. A number of other factors may also impact our future effective tax rate including:

•	the jurisdictions in which profits are determined to be earned and taxed;
•	the resolution of issues arising from tax audits with various tax authorities;
•	changes in valuation of our deferred tax assets and liabilities;
•	increases in expenses not deductible for tax purposes, including write-offs of acquired intangibles and impairment of goodwill in connection with acquisitions;
•	changes in availability of tax credits, tax holidays, and tax deductions;
•	changes in share-based compensation; and
•	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles.

In December 2017, enacted legislation in the United States significantly revised the Internal Revenue Code. The enacted federal income tax law, among other things, contained significant changes to corporate taxation, including reduction of the corporate tac rate from a top marginal rate of 35% to a flat rate of 21% beginning in 2018, limitation of the tax deduction for interest expense to 30% of adjusted earnings, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions).

Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law remains uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge shareholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

The United States generally accepted accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, stock-based compensation, trade spend and promotions, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

Changes in market interest rates may adversely affect us.

Interest rates are at relatively low levels on a historical basis, and the U.S. Federal Reserve System has indicated that it does not expect to raise interest rates in response to the Pandemic and current market conditions until at least the end of 2023. There can be no assurance, however, that the U.S. Federal Reserve System will not raise rates prior to that time. Any increases in market interest rates may materially and negatively affect us in several ways, including:

•

increases in interest rates could adversely impact the housing market and reduce demand for our services and occupancy at our adult day care centers, which could reduce the likelihood that we will earn incentive fees at our managed adult day care centers if the EBITDA we realize at our managed and franchised adult day care centers declines as a result;

•

an increase in interest rates could negatively impact the market value of our adult day care centers and limit our ability to sell or franchise any additional adult day care centers. Increased interest rates would increase our costs for, and may limit our or our franchisee’s, ability to obtain, mortgage financing.

Conversely, low market interest rates, particularly if they remain over a sustained period, may increase our use of debt capital to fund property acquisitions, lower capitalization rates for property purchases and increase competition for property purchases, which may reduce opportunities for us to operate additional communities.

Subsequent to consummation of any acquisition, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we acquire, we cannot assure you that this examination will uncover all material risks that may be presented by a particular target business, or that factors outside of the target business and outside of our control will not later arise. Even if our due diligence successfully identifies the principal risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. As a result, from time to time we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

RISKS RELATED TO OPERATING OUR BUSINESS

We may fail to operate profitably and grow our revenues.

Most of our adult day care centers are franchised, and we operate those adult day care centers pursuant to Franchise Agreements. We earn base management fees based on a fixed percentage of revenues at those adult day care centers. As a result, our ability to grow our revenues from managing those adult day care centers will be limited to the applicable fee percentages related to the growth of revenues from those adult day care centers, subject to any incentive fees we may earn. In addition, some of our costs are fixed or cannot be, or may be delayed in being, proportionally adjusted in response to any decline in fees and other revenues we may experience. As a result, a small percentage decline in our revenues or increase in our expenses could have a material adverse impact on our operating results.

In addition to franchising adult day care centers, we own two adult day care centers outright, as well as providing other services, such as rehabilitation, wellness and home health services. We may grow these businesses or engage in new or additional businesses in the future. If we do not profitably operate our businesses, the losses we may incur from these businesses, together with corporate and general and administrative expenses we may incur, may exceed the fees we earn from franchising adult day care centers and we may incur operating losses as a result.

Our failure to manage our growth effectively could harm our business and operating results; and our growth strategy may not succeed.

We intend to continue to grow our business by entering into additional Franchise Agreements for adult day care centers and growing the ancillary services we provide in which account for a portion of revenues. Our business plans include seeking to take advantage of expected long-term increases in demand for adult day care centers and health and wellness services. Our growth strategy is subject to risks, including, but not limited to, the following:

•	we may not be an attractive business partner given our operating history;

•	we may be unable to identify, acquire, franchise or newly manage or lease additional adult day care centers and wellness services on acceptable terms;

•	we may be unable to access the capital required to manage additional adult day care centers and wellness services or grow ancillary services;

•

we may be unable to effectively enhance our existing center management systems, administrative staff, financial and management controls and information systems, procedures and controls and to hire, train and retain managers and team members;

•	we may not achieve the operating results we expect from adult day care centers we operate or any wellness or other services we may provide;

•	we may not respond quickly enough to the changing demands that our expansion will impose on our management, center teams and existing infrastructure;

•	it may take a period of time to stabilize the operations of adult day care centers after we acquire, or commence managing or leasing, them;

•

integrating the operations of newly managed adult day care centers and wellness services we commence operating, or other wellness services we may provide, may disrupt our existing operations, or may cost more than anticipated;

•	we may fail to realize any expected operating or cost efficiencies from any future additional adult day care centers and wellness services we operate;

•

we may commence operating adult day care centers that are subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by participants, vendors or other persons related to actions taken by former owners or operators of the communities;

•

any failure to comply with licensing requirements at our adult day care centers, and wellness services or elsewhere may prevent our franchisees from obtaining or renewing licenses needed to conduct and grow our businesses; and

•

adult day care centers and wellness services that we commence operating, and any new or expanded wellness services we may seek to provide might require significant management attention that would otherwise be devoted to our other business activities.

For these reasons, among others, our growth strategy may not succeed or may cause us to experience losses.

Our expansion into new markets may be more costly and difficult than we currently anticipate which would result in slower growth than we expect.

Centers we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy, marketing or operating costs than centers we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision and culture. We may also incur higher costs from entering new markets, particularly with company-owned or operated centers if, for example, we hire and assign regional managers to manage comparatively fewer centers than in more developed markets. For these reasons, both our new franchised centers and our new company-owned or managed centers may be less successful than our existing franchised centers or may achieve target rates of patient visits at a slower rate. If we do not successfully execute our plans to enter new markets, our business, financial condition and results of operations could be materially adversely affected.

Opening new centers in existing markets may negatively affect revenue at our existing centers.

The target area of our centers varies by location and depends on a number of factors, including population density, other available retail services, area demographics and geography. As a result, the opening of a new center in or near markets in which we already have centers could adversely affect the revenues of those existing centers. Existing centers could also make it more difficult to build our patient base for a new center in the same market. Our business strategy does not entail opening new centers that we believe will materially affect revenue at our existing centers, but we may selectively open new centers in and around areas of existing centers that are operating at or near capacity to effectively serve our patients. Revenue “cannibalization” between our centers may become significant in the future as we continue to expand our operations and could affect our revenue growth, which could, in turn, adversely affect our business, financial condition and results of operations.

Termination of adult day care participant Consent to Service Agreements and participant attrition could adversely affect our revenues and earnings.

State regulations governing adult day care centers typically require that adult day care center participants have the right to terminate their adult day care Consent to Service agreements for any reason on reasonable (30 to 60 days’) notice. Some of our franchisee request 2 weeks notice for termination, but this is not a requirement. Should a large number of our participants elect to terminate their Consent to Service agreements at or around the same time, our revenues and earnings could be materially and adversely affected. In addition, the advanced ages of our adult day care participants may result in high participant turnover rates.

Current and future trends in healthcare and the needs and preferences of older adults could have a material adverse effect on our business, financial condition and results of operations.

The healthcare industry is dynamic. The needs and preferences of older adults have generally changed over the past several years, including preferences for older adults to reside in their homes permanently or to delay attending adult day care centers until they require greater care. Further, adults moving to adult day care facilities and other similar services are increasingly available and being provided to older adults on an outpatient basis or in older adults’ personal residences, which may cause older adults to delay attending adult day care centers. Such delays may result in decreases in our occupancy rates and increases in our turnover rates. Moreover, older adults who do eventually go to adult day care centers may have greater care needs and acuity, which may increase our cost of doing business, expose us to additional liability or result in lost business and shorter stays at our adult day care centers. These trends may negatively impact our occupancy rates, revenues, cash flows and results of operations.

Additionally, if we fail to identify and successfully act upon future changes and trends in healthcare and the needs and preferences of older adults, our business, financial condition, results of operations and prospects will be adversely impacted.

We rely on private pay participants and circumstances that adversely affect the ability of the seniors to pay for our services could have a material adverse effect on us.

Some of our total revenues from communities that we operated were attributable to private pay sources and some of our revenues from these communities were attributable to reimbursements from Medicaid and Managed Care Organizations (MCO), in each case, during fiscal year 2021. We expect to continue to rely primarily on the ability of participants to pay for our services from their own or family financial resources. Unfavorable economic conditions in the housing, financial, and credit markets, inflation, or other circumstances that adversely affect the ability of seniors to pay for our services could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Under our Medicaid contracts, we assume all of the risk that the cost of providing services will exceed our compensation.

Some of the revenue of our operational subsidiary acquired in March 2021, is derived from capitation agreements with government payors in which we receive fixed-price-per-participating-member-per-month (“PMPM”) fees. While there are variations in payment specific to each agreement, we generally contract with government payors to receive a fixed per member, per month fee to provide transportation, meals and daycare services a participant may require while assuming financial responsibility for the totality of our participants’ daycare expenses. This type of contract is often referred to as an “at-risk” or a “capitation” contract. To the extent that our participants require more care than is anticipated and/or the cost of care increases, aggregate fixed capitated payments may be insufficient to cover the costs associated with treatment. If medical costs and expenses exceed the underlying capitation payment received, we may not be able to correspondingly increase our capitation payments received, and we could suffer losses with respect to such agreements.

Our revenues and operations are dependent upon a limited number of government payors, particularly Medicaid and Veterans Affairs.

Our operations are dependent on a limited number of government payors, particularly Medicaid and Veterans Affairs (the “VA”), with whom we directly contract to provide services to participants. For at least the next fiscal quarter, a majority of our revenues will continue to be derived primarily from Medicaid and VA payments through several states, which may terminate their contracts with us upon the occurrence of certain events. The sudden loss of our government contracts or the renegotiation of our contracts could adversely affect our operating results. In the ordinary course of business, we engage in active discussions and renegotiations with government payors in respect of the services we provide and the terms of our agreements. If government payors respond to market dynamics and financial pressures, and make strategic budgetary decisions in respect of the programs in which they participate, government payors may seek to renegotiate or terminate their agreements with us. Any reduction in the governmental budgetary appropriations to pay for our services, whether as a result of fiscal constraints due to recession, emergency situations such as the COVID-19 pandemic, changes in policy or otherwise, could result in a reduction in our capitated fee payments and possibly loss of contracts. These discussions could result in reductions to the fees and changes to the scope of services contemplated by our original contract and consequently could negatively impact our revenues, business and prospects.

Because we rely on state Medicaid agencies for a significant portion of our current revenues, we depend on federal funding. Government-funded daycare programs face a number of risks, including higher than expected health care costs and lack of predictability of tax basis and budget needs.

The adult day care services industry is very competitive and some competitors may have substantially greater financial resources than us.

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

Some of our competitors are larger and have greater financial resources than us and some are not for profit entities that have endowment income and may not face the same financial pressures that we do. The adult day care services industry is highly competitive, and we expect that all segments of the industry will become increasingly competitive in the future. We compete with other companies providing independent living, adult day care, home health care and other similar services and care alternatives. We also compete with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high quality professional and non-professional employees and managers. Although we believe there is a need for adult day care centers in the markets where we operate, we expect that competition will increase from existing competitors and new market entrants, some of whom may have substantially greater financial resources than us.

In addition, some of our competitors operate on a not-for-profit basis or as charitable organizations and have the ability to finance capital expenditures on a tax-exempt basis or through the receipt of charitable contributions, neither of which are available to us. Furthermore, if the development of new adult day care centers outpaces the demand for those communities in the markets in which we have adult day care centers, those markets may become saturated. Regulation in the independent and adult day care industry is substantial. Consequently, development of new adult day care centers could outpace demand. An oversupply of those communities in our markets could cause us to experience decreased occupancy, reduced operating margins and lower profitability.

In recent years, a significant number of new adult day care centers have been developed. Although there are indications that the rate of newly started developments has recently declined and further slowed due to the Pandemic, new inventory is expected to still hit the market in the near term due to the increased development of adult day care centers in the past several years, and this increased supply of adult day care centers has increased and will continue to increase competitive pressures on us, particularly in certain geographic markets where we operate adult day care centers, and we expect these competitive challenges to continue for the foreseeable future. These competitive challenges may prevent us from maintaining or improving occupancy and rates at our adult day care centers, which may adversely affect their profitability and, therefore, negatively impact our revenues, cash flows and results from operations.

New centers, once opened, may not be profitable, and the increases in average center sales and comparable center sales that we have experienced in the past may not be indicative of future results.

We cannot assure you that centers we open in the future will demonstrate sales growth. In new markets, the length of time before average sales for new centers stabilize is less predictable and can be longer than we expect because of our limited knowledge of these markets and consumers’ limited awareness of our brand. New centers may not be profitable and their sales performance may not follow historical patterns. In addition, our average center sales and comparable center sales for existing centers may not increase at the rates achieved over the past several years. Our ability to franchise new centers profitably and increase average center sales and comparable center sales will depend on many factors, some of which are beyond our control, including:

•	consumer awareness and understanding of our brand;

•	general economic conditions, which can affect center traffic, local rent and labor costs and prices we pay for the supplies we use;

•	changes in consumer preferences and discretionary spending;

•	competition, from our competitors in the industry;

•	the identification and availability of attractive sites for new facilities and the anticipated commercial, residential and infrastructure development near our new facilities;

•	changes in government regulation;

•	in certain regions, decreases in demand for our services due to inclement weather; and

•	other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

If our new centers do not perform as planned, our business and future prospects could be harmed. In addition, if we are unable to achieve our expected average centers sales, our business, financial condition and results of operations could be adversely affected.

Our long-term strategy involves opening new, company-owned or franchised centers and is subject to many unpredictable factors.

One component of our long-term growth strategy is to open new franchise centers and to operate those centers on a profitable basis, often in untested geographic areas. As of September 30, 2021, we owned or franchise 26 centers. We have limited or no prior experience operating in a number of geographic areas. We may encounter difficulties, including reduced patient volume related to inclement weather, as we attempt to expand into those untested geographic areas, and we may not be as successful as we are in geographic areas where we have greater familiarity and brand recognition. We may not be able to open new company-owned or franchised centers as quickly as planned. In the past, we have experienced delays in opening some franchised and company-owned or franchised centers, for various reasons, including construction permitting, landlord responsiveness, and municipal approvals. Such delays could affect future center openings. Delays or failures in opening new centers could materially and adversely affect our growth strategy and our business, financial condition and results of operations.

In addition, we face challenges locating and securing suitable new center sites in our target markets. Competition for those sites is intense, and other retail concepts that compete for those sites may have unit economic models that permit them to bid more aggressively for those sites than we can. There is no guarantee that a sufficient number of suitable sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. Our ability to open new centers also depends on other factors, including:

•	negotiating leases with acceptable terms;

•	identifying, hiring and training qualified employees in each local market;

•	identifying and entering into management or franchise agreements in certain target markets;

•	timely delivery of leased premises to us from our landlords and punctual commencement and completion of construction;

•	managing construction and development costs of new centers, particularly in competitive markets;

•	obtaining construction materials and labor at acceptable costs, particularly in urban markets;

•	unforeseen engineering or environmental problems with leased premises;

•	generating sufficient funds from operations or obtaining acceptable financing to support our future development;

•

securing required governmental approvals, permits and licenses (including construction permits and operating licenses) in a timely manner and responding effectively to any changes in local, state or federal laws and regulations that adversely affect our costs or ability to open new centers; and

•	the impact of inclement weather, natural disasters and other calamities.

Circumstances that adversely affect the ability of older adults or their families to pay for our services could cause our revenues and results of operations to decline.

We expect to continue to rely on our participants’ ability to pay for our services from their private resources. Economic downturns, lower levels of consumer confidence, stock market volatility and/or changes in demographics could adversely affect the ability of older adults to afford our participant fees. Our prospective participants frequently use the proceeds from their home sales to pay our entrance and participant fees. Downturns or stagnation in the U.S. housing market could adversely affect the ability, or perceived ability of older adults to afford these fees. Also, recent high unemployment as a result of the Pandemic may reduce the ability of family members to assist their older relatives in paying these fees. If we are unable to retain and/or attract older adults with sufficient income, assets or other resources required to pay the fees associated with independent and adult day care services and other service offerings, our revenues and results of operations could decline.

Our business requires us to make significant capital expenditures to maintain and improve our adult day care centers and to retain our competitive position in the adult day care industry.

Our adult day care centers sometimes require significant expenditures to address required ongoing maintenance or to make them more attractive to participants. Various government authorities mandate certain physical characteristics of adult day care centers; changes in these regulations may require us to make significant expenditures. In addition, we are often required to make significant capital expenditures when we acquire or newly lease adult day care centers. Our available financial resources may be insufficient to fund these expenditures. We incur capital costs for adult day care centers we own or lease and for our other businesses and corporate level activities. Further, increases in capital costs at our managed and franchised adult day care centers may negatively impact the financial metrics at our adult day care centers and our potential to earn incentive fees for these adult day care centers. Our failure to make certain capital expenditures may result in our adult day care centers being less competitive and in our earning less management fees.

The geographic concentration of our adult day care centers exposes us to changes in market conditions in those areas.

Our adult day care centers are located in the following geographic areas: California, Connecticut, Florida, Georgia, Idaho, Indiana, Massachusetts, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, and Texas. As a result of these locations, the conditions of local economies and real estate markets, changes in governmental rules and regulations, acts of nature and other factors that may result in a decrease in demand for our services in these states could have an adverse effect on our revenues, results of operations and cash flow. In addition, we are particularly susceptible to revenue loss, cost increases or damage caused by severe weather conditions or natural disasters such as hurricanes, wildfires, earthquakes or tornadoes in those areas.

Changes in the reimbursement rates, methods, or timing of payment from government programs, including Medicaid, or other reductions in reimbursement for adult day care and healthcare services could adversely impact our revenues.

Our revenues rely in part on reimbursement from government programs and third party payers for the adult day care and rehabilitation services we provide. The healthcare industry in the United States is subject to continuous reform efforts and pressures to reduce costs. Our SarahCare business receives some revenues from Medicaid and from Managed Care Organizations. The rates and amounts of payments under these programs are subject to periodic adjustment and there have been numerous recent legislative and regulatory actions or proposed actions with respect to Medicaid payments, insurance and healthcare delivery. These private third party payers continue their efforts to control healthcare costs and decrease payments for our services through direct contracts with healthcare providers, increased utilization review practices and greater enrollment in managed care programs and preferred provider organizations. Any reduction in the payments we receive from Medicaid, MCO’s and third party payers could result in the failure of those reimbursements to cover our costs of providing required services to our participants and could have a material adverse effect on our business, financial condition and results of operations.

Increases in our labor costs and staffing turnover may have a material adverse effect on us.

The success of our adult day care centers depends on our ability to attract and retain team members for the day-to-day operations of those communities. We continue to face upward pressure on wages and benefits due to high competition for qualified personnel in our industry, low unemployment prior to the onset of the Pandemic and recent proposed and enacted legislation to increase the minimum wage in certain jurisdictions. The market for regional and executive directors at our communities, and qualified nurses, therapists and other healthcare professionals is highly competitive, and periodic or geographic area shortages of such healthcare professionals, as well as the added pressure of the Pandemic, may require us to increase the wages and benefits we offer to our team members in order to attract and retain them or to utilize temporary personnel at an increased cost. In addition, employee benefit costs, including health insurance and workers’ compensation insurance costs, have materially increased in recent years.

Our labor costs have increased because of the Pandemic, including because of increased protocols, staffing needs and team member exposure to COVID-19. Many new protocols were put into place for all centers including new infection control standards and procedures, screening process for staff and participants including the administration of COVID tests for staff and participants, additional training programs for staff, purchase of PPE and acrylic dividers for tables and entryways, purchase of air purifiers in corporate centers and in some franchise centers. All centers followed the guidelines as established by the CDC and their state. If they had any questions or concerns, they contacted their local Health Departments and followed their instructions as required by the CDC.

Staffing turnover at our adult day care centers is common and has increased as a result of the Pandemic, the current competitive labor market conditions and the competitive environment in the adult day care industry. We have had to rely on more expensive agency help or pay overtime to adequately staff our communities and clinics. Labor unions may attempt to organize our team members from time to time; if our team members were to unionize, it could result in business interruptions, work stoppages, the degradation of service levels due to work rules, or increased operating expenses that may adversely affect our results of operations.

Additionally, our operations are subject to various employment related laws and regulations, which govern matters such as minimum wages, the Family and Medical Leave Act, overtime pay, compensable time, recordkeeping and other working conditions, and a variety of similar laws that govern these and other employment related matters. We are currently subject to employment related claims in connection with our operations. These claims, lawsuits and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes. Because labor represents a significant portion of our operating expenses, compliance with these evolving laws and regulations could substantially increase our cost of doing business, while failure to do so could subject us to significant back pay awards, fines and lawsuits and could have a material adverse effect on our business, financial condition and results of operations.

Any significant failure by us to control labor costs or to pass any increases on to participants through rate increases could have a material adverse effect on our business, financial condition and results of operations. Further, increased costs charged to our participants may reduce our occupancy and growth.

We depend on the continued services of our Chairman and our President of SarahCare, and the loss of key personnel could affect our ability to successfully grow our business.

We are highly dependent upon the services of Mr. Everhardt, our Chairman, and Dr. Merle Griff, the President of SarahCare. The permanent loss of Mr. Everhardt or Dr. Griff could have a material adverse effect upon our operating results. We may not be able to locate a suitable replacement if their services were lost. We do not maintain key man life insurance on either of them. Our future success will also depend, in part, upon our ability to attract and retain highly qualified personnel. Our inability to retain additional key executives and to attract new, qualified personnel could cause us to curtail our business operations.

We may suffer the loss of key personnel or may be unable to attract and retain qualified personnel to maintain and expand our business which have a material adverse affect on our business.

Our success is highly dependent on the continued services of certain skilled management and personnel. The loss of any of these individuals could have a material adverse effect on us. In addition, our success will depend upon, among other factors, the recruitment and retention of additional highly skilled and experienced management and personnel. There can be no assurance that we will be able to retain existing employees or to attract and retain additional personnel on acceptable terms given the competition for such personnel and our limited financial resources. In addition, we are highly dependent on the services of our Chairman, Charles Everhardt, and Mr. Everhardt devotes a portion of his time to unrelated business interests, and Dr. Merle Griff, President of SarahCare.

The Board of Directors cannot guarantee that its relationship with the Company does not create conflicts of interest.

The relationship of the Board of Directors to the Company could create conflicts of interest. While the Board has a fiduciary duty to the Company, it also determines its compensation from the Company. The Board’s compensation from the Company has not been determined pursuant to arm’s-length negotiation.

Any acquisitions that we make could disrupt our business and harm our financial condition.

From time to time, we may evaluate potential strategic acquisitions of existing franchised centers to facilitate our growth. We may not be successful in identifying acquisition candidates. In addition, we may not be able to continue the operational success of any franchised centers we acquire or successfully integrate any businesses that we acquire. We may have potential write-offs of acquired assets and an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition may not be successful, may reduce our cash reserves and may negatively affect our earnings and financial performance. We cannot ensure that any acquisitions we make will not have a material adverse effect on our business, financial condition and results of operations.

Our expansion into new markets may be more costly and difficult than we currently anticipate which would result in slower growth than we expect.

Centers we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy, marketing or operating costs than centers we open in existing markets, thereby affecting our overall profitability. New markets may have competitive conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity in new markets to build brand awareness. We may find it more difficult in new markets to hire, motivate and keep qualified employees who share our vision and culture. We may also incur higher costs from entering new markets, particularly with company-owned or operated centers if, for example, we hire and assign regional managers to manage comparatively fewer centers than in more developed markets. For these reasons, both our new franchised centers and our new company-owned or franchised centers may be less successful than our existing franchised centers or may achieve target rates of patient visits at a slower rate. If we do not successfully execute our plans to enter new markets, our business, financial condition and results of operations could be materially adversely affected.

Opening new centers in existing markets may negatively affect revenue at our existing centers.

The target area of our centers varies by location and depends on a number of factors, including population density, other available retail services, area demographics and geography. As a result, the opening of a new center in or near markets in which we already have centers could adversely affect the revenues of those existing centers. Existing centers could also make it more difficult to build our patient base for a new center in the same market. Our business strategy does not entail opening new centers that we believe will materially affect revenue at our existing centers, but we may selectively open new centers in and around areas of existing centers that are operating at or near capacity to effectively serve our patients. Revenue “cannibalization” between our centers may become significant in the future as we continue to expand our operations and could affect our revenue growth, which could, in turn, adversely affect our business, financial condition and results of operations.

Increased competition for, or a shortage of, personnel, and wage pressures resulting from increased competition, low unemployment levels, minimum wage increases, changes in overtime laws, and union activity may have an adverse effect on our business, results of operations and cash flow.

Our success depends on our ability to retain and attract qualified management and other personnel who are responsible for the day-to-day operations of each of our communities. Each center has an Executive Director responsible for the overall day-to-day operations of the center, including quality of care and service, social services and financial performance. Depending upon the size of the center, each Executive Director is supported by key leaders, a Health and Wellness Director (or nursing director) and/or a Sales Director. The Health and Wellness Director or nursing director is directly responsible for day-to-day care of participants. The Sales Director oversees the center’s sales, marketing and center outreach programs. Other key positions supporting each center may include individuals responsible for food service, healthcare services, activities, housekeeping, and maintenance.

We compete with various healthcare service providers, other adult day care providers and hospitality and food services companies in retaining and attracting qualified personnel. Increased competition for, or a shortage of, nurses, therapists or other personnel, low levels of unemployment, or general inflationary pressures have required and may require in the future that we enhance our pay and benefits package to compete effectively for such personnel. In addition, we have experienced and may continue to experience wage pressures due to minimum wage increases mandated by state and local laws and the proposed increase to the salary thresholds for overtime exemptions under the Fair Labor Standards Act, which the Department of Labor is currently contemplating. It is unclear what rule changes the Department of Labor will adopt. If such rule changes result in higher operating costs, we may not be able to offset the added costs resulting from competitive, inflationary or regulatory pressures by increasing the rates we charge to our participants or our service charges, which would negatively impact our results of operations and cash flow.

Turnover rates of our personnel and the magnitude of the shortage of nurses, therapists or other personnel varies substantially from market to market. If we fail to attract and retain qualified personnel, our ability to conduct our business operations effectively, our overall operating results and cash flow could be harmed.

In addition, efforts by labor unions to unionize any of our center personnel could divert management attention, lead to increases in our labor costs and/or reduce our flexibility with respect to certain workplace rules. If we experience an increase in organizing activity, if onerous collective bargaining agreement terms are imposed upon us, or if we otherwise experience an increase in our staffing and labor costs, our results of operations and cash flow would be negatively affected.

Significant changes in our personnel, and more could occur in the future. Changes to operations, policies and procedures, which can often occur with the appointment of new personnel, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, transition periods are often difficult as the new Company personnel gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Employee turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our financial condition and profitability may suffer.

Further, to the extent we experience additional personnel turnover, our operations, financial condition and employee morale could be negatively impacted. If we are unable to attract and retain qualified management and sales personnel, our business could suffer. Moreover, our operations could be negatively affected if employees are quarantined as the result of exposure to a contagious illness such as COVID-19.

Damage to our reputation or our brand in existing or new markets could negatively impact our business, financial condition and results of operations.

We believe we have built our reputation on high quality, empathetic patient care, and we must protect and grow the value of our brand to continue to be successful in the future. Our brand may be diminished if we do not continue to make investments in areas such as marketing and advertising, as well as the day-to-day investments required for facility operations, equipment upgrades and staff training. Any incident, real or perceived, regardless of merit or outcome, that erodes our brand, such as failure to comply with federal, state or local regulations including allegations or perceptions of non-compliance or failure to comply with ethical and operating standards, could significantly reduce the value of our brand, expose us to adverse publicity and damage our overall business and reputation. Further, our brand value could suffer and our business could be adversely affected if patients perceive a reduction in the quality of service or staff.

Our potential need to raise additional capital to accomplish our objectives of expanding into new markets and selectively developing company-owned, franchised or franchised centers exposes us to risks including limiting our ability to develop or acquire centers and limiting our financial flexibility.

If we do not have sufficient cash resources, our ability to develop, franchise and/or acquire centers could be limited unless we are able to obtain additional capital through future debt or equity financing. Using cash to finance development and acquisition of centers could limit our financial flexibility by reducing cash available for operating purposes. Using debt financing could result in lenders imposing financial covenants that limit our operations and financial flexibility. Using equity financing may result in dilution of ownership interests of our existing stockholders. We may also use common stock as consideration for the future acquisition of centers. If our common stock does not maintain a sufficient market value or if prospective acquisition candidates are unwilling to accept our common stock as part of the consideration for the sale of their centers or businesses, we may be required to use more of our cash resources or greater debt financing to complete these acquisitions.

Our marketing programs may not be successful.

We incur costs and expend other resources in our marketing efforts to attract and retain patients. Our marketing activities are principally focused on increasing brand awareness and driving patient volumes. As we open new or franchised centers, we undertake aggressive marketing campaigns to increase center awareness about our growing presence. We plan to continue to utilize targeted marketing efforts within local neighborhoods through channels such as radio, digital media, center sponsorships and events, and a robust online/social media presence. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenue. Our ability to market our services may be restricted or limited by federal or state law.

We will be subject to all of the risks associated with leasing space subject to long-term non-cancelable leases for centers that we intend to operate.

We do not currently own any of the real property where our company-owned or franchised centers operate. In the future, we may own some of the real property where our company-owned or franchised centers operate. We expect the spaces for the company-owned or franchised centers we intend to open in the future will be leased. We anticipate that our leases generally will have an initial term of five or ten years and generally can be extended only in five-year increments (at increased rates). We expect that all of our leases will require a fixed annual rent, although some may require the payment of additional rent if center sales exceed a negotiated amount. We expect that our leases will typically be net leases, which require us to pay all of the costs of insurance, taxes, maintenance and utilities, and that these leases will not be cancellable by us. If a future company-owned or managed center is not profitable, resulting in its closure, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, we may fail to negotiate renewals as each of our leases expires, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close centers in desirable locations. These potential increases in occupancy costs and the cost of closing company-owned or franchised centers could materially adversely affect our business, financial condition or results of operations.

RISKS RELATED TO USE OF THE FRANCHISE BUSINESS MODEL

Our dependence on the success of our franchisees exposes us to risks including the loss of royalty revenue and harm to our brand.

A substantial portion of our revenues comes from royalties generated by our franchised centers, which royalties are based on the revenues generated by those centers. We anticipate that franchise royalties will represent a substantial part of our revenues in the future. As of September 30, 2021, we had franchisees operating or managing 24 centers. We rely on the performance of our franchisees in successfully opening and operating their centers and paying royalties and other fees to us on a timely basis. Our franchise system subjects us to a number of risks as described here and in the next four risk factors. These risks include a significant decline in our franchisees’ revenue, which has occurred as a result of the current COVID-19 pandemic. Furthermore, we have taken actions to support our franchisees experiencing challenges during the COVID-19 pandemic, further reducing our royalty revenues and other fees from franchisees. These actions included a waiver of the minimum royalty requirement for any centers that were closed because of government orders, until they were able to re-open. We may need to re-implement, expand or extend these accommodations to franchisees, further reducing our revenues from franchised centers. These accommodations, the decline in our franchisees’ revenue and the occurrence of any of the other events described here and in the next four risk factors could impact our ability to collect royalty payments from our franchisees, harm the goodwill associated with our brand, and materially adversely affect our business and results of operations.

Our franchisees are independent operators over whom we have limited control.

Franchisees are independent operators, and their employees are not our employees. Accordingly, their actions are outside of our control. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises in their approved locations, and state franchise laws may limit our ability to terminate or modify these franchise agreements. Moreover, despite our training, support and monitoring, franchisees may not successfully operate centers in a manner consistent with our standards and requirements, or may not hire and adequately train qualified personnel. The failure of our franchisees to operate their franchises successfully and the actions taken by their employees could have a material adverse effect on our reputation, our brand and our ability to attract prospective franchisees, and on our business, financial condition and results of operations.

We are subject to the risk that our franchise agreements may be terminated or not renewed.

Our franchise agreements typically have a 10-year initial term with a 5-year renewal. Each franchise agreement is subject to termination by us as the franchisor in the event of a default, generally after expiration of applicable cure periods, although under certain circumstances a franchise agreement may be terminated by us upon notice without an opportunity to cure. The default provisions under the franchise agreements are drafted broadly and include, among other things, any failure to meet operating standards and actions that may threaten our intellectual property. In addition, each franchise agreement has an expiration date. Upon the expiration of the franchise agreement, we or the franchisee may, or may not, elect to renew the franchise agreement. If the franchise agreement is renewed, the franchisee will receive a new franchise agreement for an additional term. Such option, however, is contingent on the franchisee’s execution of the then- current form of franchise agreement (which may include increased royalty payments, advertising fees and other costs) and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, we may elect not to renew the expiring franchise agreement, in which event the franchise agreement will terminate upon expiration of its term. The termination or non-renewal of a franchise agreement could result in the reduction of royalty payments we receive.

Our franchisees may not meet timetables for opening their centers, which could reduce the royalties we receive.

Our franchise agreements specify a timetable for opening the center. Failure by our franchisees to open their centers within the specified time limit would result in the reduction of royalty payments we would have otherwise received and could result in the termination of the franchise agreement. As of September 30, 2021, we had 24 active franchise locations.

The substantial majority of the adult day care centers are franchised locations and our business is substantially dependent on our franchisees.

Of the 26 adult day care centers we operate, 24 are franchised locations. Our franchisees may terminate the Franchise Agreements in certain circumstances, including if the EBITDA we generate at our adult day care centers does not exceed target levels or for our uncured material breach. The loss of the franchisees, or a material change to their terms less favorable to us, could have a material adverse effect on our business, financial condition or results of operations.

RISKS RELATED TO THE ENVIRONMENT AND COVID-19

The Pandemic has had, and may continue to have, a materially adverse effect on our business, operations, financial results and liquidity and its duration is unknown.

The Pandemic has had a negative impact on the global economy, including certain industries in the U.S. economy that are primarily focused on personal services.

These conditions have had, and will likely continue to have, a material and adverse impact on our business, results of operations and liquidity. Occupancy at our adult day care centers has continually declined during the Pandemic and we expect these declines may continue for a sustained period of time, which we expect would have a significant adverse impact on our financial results. Although the rates we charge participants has not changed significantly to date as a result of the Pandemic, that could change if the Pandemic continues or economic conditions worsen. We earn franchise fees based on a percentage of revenues generated at the adult day care centers that we franchise; therefore, declines in occupancy, restrictions on admitting new participants and the closure or curtailment of operations of adult day care centers we franchise, without sufficient offsets from increased rates or other revenues, and vice versa, have and likely will continue to reduce the franchise fees we earn. Also, there were not any new franchise openings in 2020 as a result of the pandemic. In addition, the Pandemic may further adversely impact our business if shortages in the materials we need to operate our adult day care centers or staffing shortages result. Additionally, the Pandemic could continue to significantly increase certain operating costs for our adult day care centers, including labor costs due to agency usage or overtime pay and our costs to obtain PPE, to incorporate enhanced infection control measures and to implement quarantines for participants. Also, we believe that our insurance costs may continue to rise as a result of claims or litigation associated with the Pandemic. In addition, as a result of the Pandemic, SarahCare has been forced to close certain locations temporarily and we have significantly reduced the number of new locations (both corporate and franchise) we planned to open during 2021. As a result, revenues from our SarahCare business have been, and may continue to be, negatively impacted.

Although immunization against COVID-19 is in process, it is expected to continue through 2021 with considerable effort and expense, for all of the participants and team members in our adult day care centers to be vaccinated and even longer for the vaccines to be produced, distributed and administered to a sufficient number of people to enable the cessation of the Pandemic. In addition, we may be subject to claims by participants and team members related to vaccine administration by us or the care provided by us following administration of the vaccine and we cannot be sure we will be protected from liability as a result of being a “Covered Person” under the Public Readiness and Emergency Preparedness Act.

We cannot predict the extent and duration of the Pandemic or its economic impact, but we expect the adverse consequences will be substantial. Further, the extent and strength of any economic recovery after the Pandemic abates is uncertain and subject to various factors and conditions. Our business, operations and financial position may continue to be negatively impacted after the Pandemic abates and may remain at depressed levels compared to prior to the outbreak of the Pandemic for an extended period.

The high levels of infected COVID-19 patients and deaths at adult day care centers and resulting negative publicity may have a long-term significant detrimental impact on the adult day care industry.

COVID-19 has been particularly harmful to seniors and persons with pre-existing health conditions. If the adult day care industry continues to experience high levels of COVID-19 infections among participants and related deaths, and news accounts emphasize these experiences, seniors may delay or forgo moving into adult day care centers or using other services provided by adult day care operators. As a result, our adult day care centers’ business and our results of operations may experience a long-term significant detrimental impact. Of the participants who attended our centers through March 31, 2021 less than 1% contracted COVID and no one passed away

Major public health concerns, including the outbreak of epidemic or pandemic contagious disease such as COVID-19, may adversely affect revenue at our centers and disrupt financial markets. In the case of COVID-19, revenue at our centers has been adversely affected and financial markets have been disrupted, both of which are likely to continue.

In January 2020, the World Health Organization declared that the COVID-19 outbreak, which began in China and has since spread to other areas, as a global health emergency. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The COVID-19 pandemic continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. The spread of the virus in the U.S. or a similar public health threat, or fear of such an event, may result in (and in the case of the COVID-19 pandemic, has resulted in), among other things, a reduced willingness of patients to visit our centers or the shopping centers in which they are located out of concern over exposure to contagious disease, closed centers, reduced business hours, and a decline in revenue. A prolonged outbreak, resulting in reduced patient traffic and continued disruptions to capital and financial markets, could have (and in case of the COVID-19 pandemic, has resulted in) a material adverse impact on our business, financial condition, results of operations, and the market price of our stock.

Widespread illnesses due to a severe cold or flu season or a pandemic (like COVID-19) could adversely affect the occupancy of our adult day care centers.

Our revenues are dependent on occupancy at our adult day care centers. If a severe cold or flu season, an epidemic or any other widespread illnesses, like COVID-19, were to occur in locations where our adult day care centers are located, our revenues from those communities would likely be significantly adversely impacted. During such occasions, we may experience a decline in occupancy due to participants leaving our communities and, we may be required, or we may otherwise determine that it would be prudent, to quarantine some or all of the adult day care center and not permit new participants during that time. Further, depending on the severity of the occurrence, we may be required to incur costs to identify, contain and remedy the impacts of those occurrences at those adult day care centers. As a result, these occurrences could significantly adversely affect our results of operations.

Global economic, political, social and other conditions, including the COVID-19 pandemic, may continue to adversely impact our business and results of operations.

The health and wellness industry, can be affected by macro-economic factors, including changes in national, regional, and local economic conditions, unemployment levels and consumer spending patterns, which together may impact the willingness of consumers to purchase our products as they adjust their discretionary spending. Adverse economic conditions may adversely affect the ability of our distributors to obtain the credit necessary to fund their working capital needs, which could negatively impact their ability or desire to continue to purchase products from us in the same frequencies and volumes as they have done in the past. If we experience similar adverse economic conditions in the future, sales of our products could be adversely affected, collectability of accounts receivable may be compromised and we may face obsolescence issues with our inventory, any of which could have a material adverse impact on our operating results and financial condition.

Additionally, while the extent of the impact on our business and financial condition is unknown at this time, we may be negatively affected by COVID-19 and actions taken to address and limit the spread of COVID-19, such as travel restrictions, event cancellations, and limitations affecting the supply of labor and the movement of raw materials and finished products. If available manufacturing capacity is reduced as a result of the COVID-19, it could negatively affect the timely supply, pricing and availability of finished products. Moreover, we will also be negatively impacted by current and future closures of restaurants, independent accounts, convenience chains, and retail store chains resulting from the COVID-19 outbreak. The current closures of businesses will negatively affect our revenues and cash flows and the future closure of businesses will also adversely impact our business and financial condition.

Overall, the Company does not yet know the full extent of potential delays or impacts on its business, financing activities, or the global economy as a whole. However, these effects could have a material impact on the Company’s liquidity, capital resources, operations and business and those of third parties on which we rely.

Our business and future operating results may be adversely affected by changes in economic conditions, adverse weather and other unforeseen conditions or events that are beyond our control could materially affect our ability to maintain or increase sales at our centers or open new centers.

Our services emphasize adult day care, which is generally not a medical necessity, and should be viewed as a discretionary medical expenditure. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit or other economic factors that may affect consumer discretionary spending. Traffic in our centers could decline if consumers choose to reduce the amount they spend on non-critical medical procedures. Negative economic conditions might cause consumers to make long-term changes to their discretionary spending behavior, including reducing medical discretionary spending on a permanent basis. In addition, given our geographic concentrations in the Midwest, Southeast, and mid-Atlantic regions of the United States, economic conditions in those particular areas of the country could have a disproportionate impact on our overall results of operations, and regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, pandemics, tornadoes, earthquakes, hurricanes, floods, droughts, power loss, telecommunications failures, fires, the economic consequences of military action and the associated political instability, and the effect of heightened security concerns on domestic and international travel and commerce, or other natural or man-made disasters could materially adversely affect our business, financial condition and results of operations.

Severe weather may have an adverse effect on adult day care centers we operate. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires have had and may have in the future an adverse effect on adult day care centers we operate and result in significant losses to us and interruption of our business. When major weather or climate-related events occur near our adult day care centers, we may relocate the participants of those adult day care centers to alternative locations for their safety and close or limit the operations of the impacted adult day care centers until the event has ended and the center is ready for operation. We may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our adult day care centers in anticipation of, during, and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operating our adult day care centers. Our insurance may not adequately compensate us for these costs and losses.

Further, concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our adult day care centers to increase. In the long-term, we believe any such increased operating costs will be passed through and paid by our participants in the form of higher charges for our services. However, in the short-term, these increased costs, if material in amount, could adversely affect our financial condition and results of operations and cause the value of our securities to decline.

Climate change may negatively affect our business.

There is growing concern that a gradual increase in global average temperatures may cause an adverse change in weather patterns around the globe resulting in an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of our products, changing weather patterns could have a negative impact on agricultural productivity, which may limit availability or increase the cost of certain key ingredients such as sugar cane, natural flavors and supplements used in our products. Also, increased frequency or duration of extreme weather conditions may disrupt the productivity of our facilities, the operation of our supply chain or impact demand for our products. In addition, the increasing concern over climate change may result in more regional, federal and global legal and regulatory requirements and could result in increased production, transportation and raw material costs. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

RISKS RELATED TO OTHER LEGAL AND REGULATORY MATTERS

We are subject to ethical guidelines and operating standards which, if not complied with, could adversely affect our business.

Those who work in our system are subject to ethical guidelines and operating standards of professional and trade associations and private accreditation agencies. Compliance with these guidelines and standards is often required by our contracts with our patients and franchise owners (and their contractual relationships) or to maintain our reputation. The guidelines and standards governing the provision of healthcare services may change significantly in the future. New or changed guidelines or standards may materially and adversely affect our business. In addition, a review of our business by accreditation authorities could result in a determination that could adversely affect our operations.

We, along with our franchisees, are subject to malpractice and other similar claims and may be unable to obtain or maintain adequate insurance against these claims.

The provision of adult day care services entails an inherent risk of potential malpractice and other similar claims. While we do not have responsibility for compliance with regulatory and other requirements directly applicable to claims, suits or complaints relating to services provided at the offices of our franchisees may be asserted against us. As we develop company-owned or franchised centers, our exposure to malpractice claims will increase. We have experienced a number of malpractice claims since our founding in 1985, which we have defended or are vigorously defending and do not expect their outcome to have a material adverse effect on our business, financial condition or results of operations. The assertion or outcome of these claims could result in higher administrative and legal expenses, including settlement costs or litigation damages. Our current minimum professional liability insurance coverage required for our franchisees and company-owned centers is $1.0 million per occurrence and $2.0 million in annual aggregate; as well as professional liability insurance of not less than $1,000,000. If we are unable to obtain adequate insurance, our franchisees fail to name the Company as an additional insured party, or if there is an increase in the future cost of insurance to us there may be a material adverse effect on our business and financial results.

There is an inherent risk of liability in the provision of personal and health care services, not all of which may be covered by insurance.

The provision of personal and health care services in the adult day care industry entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs. Moreover, adult day care centers offer participants a greater degree of independence in their daily living. This increased level of independence may subject the participant and, therefore, us to risks that would be reduced in more institutionalized settings. We currently maintain insurance in amounts we believe are comparable to those maintained by other adult day care companies based on the nature of the risks, our historical experience and industry standards, and we believe that this insurance coverage is adequate. However, we may become subject to claims in excess of our insurance or claims not covered by our insurance, such as claims for punitive damages, terrorism and natural disasters. A claim against us not covered by, or in excess of, our insurance could have a material adverse effect upon our business, financial condition, cash flows, and results of operations.

In addition, our insurance policies must be renewed annually. Based upon poor loss experience and the impact of the COVID-19 pandemic, insurers for the adult day care industry have become increasingly wary of liability exposure. A number of insurance carriers have stopped writing coverage to this market or reduced the level of coverage offered, and those remaining have increased premiums and deductibles substantially. The COVID-19 pandemic may also adversely affect our ability to obtain insurance coverage or increase the costs of doing so. Therefore, we cannot assure that we will be able to obtain liability insurance in the future or that, if that insurance is available, it will be available on acceptable economic terms.

Provisions of the ACA could reduce our income and increase our costs.

The ACA regulates insurance, payment and healthcare delivery systems that have affected, and will continue to affect our revenues and costs. The ACA provides for multiple reductions to the annual market updates for inflation that may result in reductions in payment rates. The ACA includes other provisions that may affect us, such as enforcement reforms and Medicaid program integrity control initiatives, new compliance, ethics and public disclosure requirements, initiatives to encourage the development of home and center based long-term care services rather than institutional services under Medicaid, value based purchasing plans program to develop and evaluate making a bundled payment for services provided during an episode of care. We are unable to predict the impact on us of the insurance, payment, and healthcare delivery systems provisions contained in and to be developed pursuant to the ACA. In addition, maintaining compliance with the ACA requires us to expend management time and financial resources.

We are subject to governmental regulations and compliance, some of which are burdensome and some of which may change to our detriment in the future.

Federal and state governments regulate various aspects of our business. The development and operation of adult day care centers and the provision of health care services are subject to federal, state and local licensure, certification and inspection laws that regulate, among other matters, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new participants, suspension or decertification from the Medicaid program, restrictions on the ability to acquire new communities or expand existing communities and, in extreme cases, the revocation of a center’s license or closure of a center. We believe that such regulation will increase in the future and we are unable to predict the content of new regulations or their effect on our business, any of which could materially adversely affect our business, financial condition, cash flows, and results of operations.

Various states, including several of the states in which we currently operate, control the supply of adult day care centers through a CON requirement or other programs. In those states, approval is required for the addition of some capital expenditures at those communities. To the extent that a CON or other similar approval is required for the acquisition or construction of new communities, the expansion of services, or existing communities, we could be adversely affected by our failure or inability to obtain that approval, changes in the standards applicable for that approval, and possible delays and expenses associated with obtaining that approval. In addition, in most states, the closure of a center requires the approval of the appropriate state regulatory agency, and, if we were to seek to close a center, we could be adversely affected by a failure to obtain or a delay in obtaining that approval.

Federal and state anti-remuneration laws, such as “anti-kickback” laws, govern some financial arrangements among health care providers and others who may be in a position to refer or recommend patients to those providers. These laws prohibit, among other things, some direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of health care items or services. Federal anti-kickback laws have been broadly interpreted to apply to some contractual relationships between health care providers and sources of patient referral. Similar state laws vary, are sometimes vague, and seldom have been interpreted by courts or regulatory agencies. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in the Medicaid program. There can be no assurance that those laws will be interpreted in a manner consistent with our practices.

Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require modifications to existing and planned communities to create access to the properties by disabled persons. Although we believe that our communities are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by us. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

HIPAA, in conjunction with the federal regulations promulgated thereunder by the Department of Health and Human Services, has established, among other requirements, standards governing the privacy of certain protected and individually identifiable health information that is created, received or maintained by a range of covered entities. HIPAA has also established standards governing uniform health care transactions, the codes and identifiers to be used by the covered entities and standards governing the security of certain electronic transactions conducted by covered entities. Penalties for violations can range from civil money penalties for errors and negligent acts to criminal fines and imprisonment for knowing and intentional misconduct. HIPAA is a complex set of regulations and many unanswered questions remain with respect to the manner in which HIPAA applies to businesses such as those operated by us.

In addition, some states have begun to enact more comprehensive privacy laws and regulations addressing consumer rights to data protection or transparency. For example, the California Consumer Privacy Act became effective in 2020, and we expect additional federal and state legislative and regulatory efforts to regulate consumer privacy protection in the future. Compliance with such legislative and regulatory developments could be burdensome and costly, and the failure to comply could have a material adverse effect on our business, financial condition, cash flows and results of operations.

An increasing number of legislative initiatives have been introduced or proposed in recent years that would result in major changes in the health care delivery system on a national or a state level. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance plans that would cover all citizens and increase payments by beneficiaries. We cannot predict whether any of the above proposals or other proposals will be adopted and, if adopted, no assurances can be given that their implementation will not have a material adverse effect on our business, financial condition or results of operations.

We are required to indemnify our directors and officers.

The Articles of Incorporation and Bylaws provide that we will indemnify its officers and directors to the maximum extent permitted by Delaware law, provided that the officer or director acted in bad faith or breached his or her duty to us or our stockholders, that the officer or director acted in bad faith, or that it is more likely than not that it will ultimately be determined that the officer or director has not met the standards of conduct which make it permissible for under Delaware law for the Company to indemnify the officer or director. If we were called upon to indemnify an officer or director, then the portion of its assets expended for such purpose would reduce the amount otherwise available for the Company’s business.

If we fail to protect our trademarks and trade secrets, we may be unable to successfully market our products and compete effectively.

We rely on a combination of trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets, as crucial to our business and our success. However, the steps taken by us to protect these proprietary rights may not be adequate and may not prevent third parties from infringing or misappropriating our trademarks, trade secrets or similar proprietary rights. In addition, other parties may seek to assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products or recoup our associated research and development costs.

Events or rumors relating to our brand names or our ability to defend successfully against intellectual property infringement claims by third parties could significantly impact our business.

Recognition of our brand names, and the association of those brands with quality, convenient and inexpensive adult day care, are an integral part of our business. The occurrence of any events or rumors that cause patients to no longer associate the brands with quality, convenient and affordable adult day care may materially adversely affect the value of the brand names and demand for services at our franchisees.

Our ability to compete effectively depends in part upon our intellectual property rights, including but not limited to our trademarks. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, or to defend against claims by third parties that the conduct of our businesses or our use of intellectual property infringes upon such third party’s intellectual property rights. Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained in all cases. Our business, financial condition or results of operations could be adversely affected as a result.

The nature of our business exposes us to litigation and regulatory and government proceedings.

We have been, are currently, and expect in the future to be, involved in claims, lawsuits and regulatory and government audits, investigations and proceedings arising in the ordinary course of our business, some of which may involve material amounts. The defense and resolution of such claims, lawsuits and other proceedings may require us to incur significant expenses.

In several well publicized instances, private litigation by participants of adult day care centers for alleged abuses has resulted in large damage awards against other adult day care companies. As a result, the cost of our liability insurance continues to increase. Medical liability insurance reforms have not generally been adopted, and we expect our insurance costs may continue to increase.

Litigation may subject us to adverse rulings and judgments that may materially impact our business, operating results and liquidity. In addition, defending litigation distracts the attention of our management and may be expensive. For more information regarding certain of the litigation matters, our legal contingencies and past legal and compliance matters, see Item 8 of this Form 10.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We may become party to litigation claims and legal proceedings. Litigation involves significant risks, uncertainties and costs, including distraction of management attention away from our business operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. Our policies and procedures require strict compliance by our employees and agents with all U.S. and local laws and regulations applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, our policies and procedures may not ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.

Our operations are subject to environmental risks and liabilities.

We are required to comply with various environmental laws governing the use, management and disposal of, and human exposure to, hazardous and toxic substances. If we fail to comply with such laws, or if the properties we own, operate or use for disposal are contaminated by such substances, we may be subject to penalties or other corrective action requirements and liabilities, including the costs to investigate or remediate such contamination. These laws also expose us to claims by third parties for costs and damages they may incur in connection with hazardous substances related to our activities and properties. If we experience these environmental liabilities and costs, they could have a material impact on our operating results and financial condition.

RISKS RELATED TO INFORMATION TECHNOLOGY, CYBERSECURITY AND DATA PRIVACY

We are subject to the data privacy, security and breach notification requirements of HIPAA and other data privacy and security laws, and the failure to comply with these rules, or allegations that we have failed to do so, can result in civil or criminal sanctions.

HIPAA required the United States Department of Health and Human Service, or HHS, to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information and the grant of certain rights to patients with respect to such information by “covered entities.” As a provider of healthcare who conducts certain electronic transactions, each of our centers is considered a covered entity under HIPAA. We have taken actions to comply with the HIPAA privacy regulations and believe that we are in compliance with those regulations. Oversight of HIPAA compliance involves significant time, effort and expense.

In addition to the privacy requirements, HIPAA covered entities must implement certain administrative, physical and technical security standards to protect the integrity, confidentiality and availability of certain electronic health-related information received, maintained or transmitted by covered entities or their business associates. We have taken actions in an effort to be in compliance with these security regulations and believe that we are in compliance, however, a security incident that bypasses our information security systems causing an information security breach, loss of protected health information or other data subject to privacy laws or a material disruption of our operational systems could result in a material adverse impact on our business, along with fines. Ongoing implementation and oversight of these security measures involves significant time, effort and expense.

The Health Information Technology for Economic and Clinical Health Act, or HITECH, as implemented in part by an omnibus final rule published in the Federal Register on January 25, 2013, further requires that patients be notified of any unauthorized acquisition, access, use, or disclosure of their unsecured protected health information, or PHI, that compromises the privacy or security of such information. HHS has established the presumption that all unauthorized uses or disclosures of unsecured protected health information constitute breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. HITECH and implementing regulations specify that such notifications must be made without unreasonable delay and in no case later than 60 calendar days after discovery of the breach. If a breach affects 500 patients or more, it must be reported immediately to HHS, which will post the name of the breaching entity on its public website. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS of such breaches at least annually. These breach notification requirements apply not only to unauthorized disclosures of unsecured PHI to outside third parties, but also to unauthorized internal access to or use of such PHI.

HITECH significantly expanded the scope of the privacy and security requirements under HIPAA and increased penalties for violations. The amount of penalty that may be assessed depends, in part, upon the culpability of the applicable covered entity or business associate in committing the violation. Some penalties for certain violations that were not due to “willful neglect” may be waived by the Secretary of HHS in whole or in part, to the extent that the payment of the penalty would be excessive relative to the violation. HITECH also authorized state attorneys general to file suit on behalf of participants of their states. Applicable courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. HITECH also mandates that the Secretary of HHS conduct periodic compliance audits of a cross-section of HIPAA covered entities and business associates. Every covered entity and business associate is subject to being audited, regardless of the entity’s compliance record.

States may impose more protective privacy restrictions in laws related to health information and may afford individuals a private right of action with respect to the violation of such laws. Both state and federal laws are subject to modification or enhancement of privacy protection at any time. We are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional requirements on us and more severe penalties for disclosures of health information. If we fail to comply with HIPAA or similar state laws, including laws addressing data confidentiality, security or breach notification, we could incur substantial monetary penalties and our reputation could be damaged.

In addition, states may also impose restrictions related to the confidentiality of personal information that is not considered “protected health information” under HIPAA. Such information may include certain identifying information and financial information of our patients. Theses state laws may impose additional notification requirements in the event of a breach of such personal information. Failure to comply with such data confidentiality, security and breach notification laws may result in substantial monetary penalties.

Our business model depends on proprietary and third-party management information systems that we use to, among other things, track financial and operating performance of our centers, and any failure to successfully design and maintain these systems or implement new systems could materially harm our operations.

We depend on integrated management information systems, some of which are provided by third parties, and standardized procedures for operational and financial information, patient records and billing operations. We may from time to time replace and/or upgrade our management information systems, and any delays in implementation of a new system or problems with system performance after implementation could cause disruptions in our business operations, given the pervasive impact of a new system on our processes. In general, we may experience unanticipated delays, complications, data breaches or expenses in replacing, upgrading, implementing, integrating, and operating our systems. Our management information systems regularly require modifications, improvements or replacements that may require both substantial expenditures as well as interruptions in operations. Our ability to implement these systems is subject to the availability of skilled information technology specialists to assist us in creating, implementing and supporting these systems. Our failure to successfully design, implement and maintain all of our systems could have a material adverse effect on our business, financial condition and results of operations.

If we fail to properly maintain the integrity of our data or to strategically implement, upgrade or consolidate existing information systems, our reputation and business could be materially adversely affected.

We increasingly use electronic means to interact with our participants and collect, maintain and store individually identifiable information, including, but not limited to, personal financial information and health-related information. Despite the security measures we have in place to ensure compliance with applicable laws and rules, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of cyber terrorism, vandalism or theft, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Additionally, the collection, maintenance, use, disclosure and disposal of individually identifiable data by our businesses are regulated at the federal and state levels as well as by certain financial industry groups, such as the Payment Card Industry organization. Federal, state and financial industry groups may also consider from time to time new privacy and security requirements that may apply to our businesses. Compliance with evolving privacy and security laws, requirements, and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes. They also may impose further restrictions on our collection, disclosure and use of individually identifiable information that is housed in one or more of our databases. Noncompliance with privacy laws, financial industry group requirements or a security breach involving the misappropriation, loss or other unauthorized disclosure of personal, sensitive and/or confidential information, whether by us or by one of our vendors, could have material adverse effects on our business, operations, reputation and financial condition, including decreased revenue; material fines and penalties; increased financial processing fees; compensatory, statutory, punitive or other damages; adverse actions against our licenses to do business; and injunctive relief whether by court or consent order.

If our security systems are breached, we may face civil liability and public perception of our security measures could be diminished, either of which would negatively affect our ability to attract and retain patients.

We rely on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and our internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of our business processes, including managing our building systems, financial transactions and maintenance of records, which may include personally identifiable information or protected health information of team members and participants. If we or our third party vendors experience material security or other failures, inadequacies or interruptions, we could incur material costs and losses and our operations could be disrupted. We take various actions, and incur significant costs, to maintain and protect the operation and security of our information technology and systems, including the data maintained in those systems. However, these measures may not prevent the systems’ improper functioning or a compromise in security.

Techniques used to gain unauthorized access to corporate data systems are constantly evolving, and we may be unable to anticipate or prevent unauthorized access to data pertaining to our patients, including credit card and debit card information and other personally identifiable information. Our systems, which are supported by our own systems and those of third-party vendors, are vulnerable to computer malware, trojans, viruses, worms, break-ins, phishing attacks, denial-of-service attacks, attempts to access our servers in an unauthorized manner, or other attacks on and disruptions of our and third-party vendor computer systems, any of which could lead to system interruptions, delays, or shutdowns, causing loss of critical data or the unauthorized access to personally identifiable information. If an actual or perceived breach of security occurs on our systems or a vendor’s systems, we may face civil liability and reputational damage, either of which would negatively affect our ability to attract and retain patients. We also would be required to expend significant resources to mitigate the breach of security and to address related matters.

We may not be able to effectively control the unauthorized actions of third parties who may have access to the patient data we collect. Any failure, or perceived failure, by us to maintain the security of data relating to our patients and employees, and to comply with our posted privacy policy, laws and regulations, rules of self-regulatory organizations, industry standards and contractual provisions to which we may be bound, could result in the loss of confidence in us, or result in actions against us by governmental entities or others, all of which could result in litigation and financial losses, and could potentially cause us to lose patients, revenue and employees.

Security breaches, computer viruses, attacks by hackers, and online fraud schemes can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The cybersecurity risks to us and our third-party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities against us, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in our or third parties’ information technology networks and systems or operations. Any failure by us or our third party vendors to maintain the security, proper function and availability of information technology and systems could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.

We are subject to a number of risks related to credit card and debit card payments we accept.

We accept payments through credit and debit card transactions. For credit and debit card payments, we pay interchange and other fees, which may increase over time. An increase in those fees would require us to either increase the prices we charge for our services, which could cause us to lose patients and revenue, or absorb an increase in our operating expenses, either of which could harm our operating results.

If we or any of our processing vendors have problems with our billing software, or the billing software malfunctions, it could have an adverse effect on patient satisfaction and could cause one or more of the major credit card companies to disallow our continued use of their payment products. In addition, if our billing software fails to work properly, and as a result, we do not automatically process monthly membership fees to our patients’ credit cards on a timely basis or at all, or there are issues with financial insolvency of our third-party vendors or other unanticipated problems or events, we could lose revenue, which would harm our operating results.

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. Based on the self-assessment completed as of December 31, 2020, we are currently in compliance with the Payment Card Industry Data Security Standard, or PCI DSS, the payment card industry’s security standard for companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders and credit and debit card transactions. There is no guarantee that we will maintain PCI DSS compliance. Our failure to comply fully with PCI DSS in the future could violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also could subject us to fines, penalties, damages and civil liability and could result in the suspension or loss of our ability to accept credit and debit card payments. Although we do not store credit card information and we do not have access to our patients’ credit card information, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

If we fail to adequately control fraudulent credit card transactions, we may face civil liability, diminished public perception of our security measures and significantly higher credit card-related costs, each of which could adversely affect our business, financial condition and results of operations. If we are unable to maintain our chargeback or refund rates at acceptable levels, credit and debit card companies may increase our transaction fees, impose monthly fines until resolved or terminate their relationships with us. Any increases in our credit and debit card fees could adversely affect our results of operations, particularly if we elect not to raise our rates for our service to offset the increase. The termination of our ability to process payments on any major credit or debit card would significantly impair our ability to operate our business.

We may fail to comply with laws governing the privacy and security of personal information, including relating to health.

We are required to comply with federal and state laws governing the privacy, security, use and disclosure of personally identifiable information and protected health information, including HIPAA and the HITECH Act, as updated by the Omnibus Rule. If we fail to comply with applicable federal or state standards, we could be subject to civil sanctions and criminal penalties, which could materially and adversely affect our business, financial condition and results of operations.

Our business and operations would be adversely impacted in the event of a failure or interruption of our information technology infrastructure or as a result of a cybersecurity attack.

The proper functioning of our own information technology (IT) infrastructure is critical to the efficient operation and management of our business. We may not have the necessary financial resources to update and maintain our IT infrastructure, and any failure or interruption of our IT system could adversely impact our operations. In addition, our IT is vulnerable to cyberattacks, computer viruses, worms and other malicious software programs, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. We believe that we have adopted appropriate measures to mitigate potential risks to our technology infrastructure and our operations from these IT-related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of any such IT failures or disruptions, we could potentially be subject to downtimes, transactional errors, processing inefficiencies, operational delays, other detrimental impacts on our operations or ability to provide products to our participants, the compromising of confidential or personal information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

RISKS RELATED TO OUR COMMON STOCK AND THIS OFFERING

The price of our common stock may be volatile, and a shareholder’s investment in our common stock could suffer a decline in value.

There has been significant volatility in the volume and market price of our common stock, and this volatility may continue in the future. In addition, factors such as quarterly variations in our operating results, litigation involving us, general trends relating to the beverage industry, actions by governmental agencies, national economic and stock market considerations as well as other events and circumstances beyond our control, including the effects of the COVID-19 outbreak, could have a significant impact on the future market price of our common stock and the relative volatility of such market price.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. If we are unable to raise the funds required for all of our planned operations and key initiatives, we may be forced to allocate funds from other planned uses, which may negatively impact our business and operations, including our ability to develop new products and continue our current operations.

We may need additional financing in the future, which may not be available when needed or may be costly and dilutive.

We will require additional financing to support our working capital needs in the future. The amount of additional capital we may require, the timing of our capital needs and the availability of financing to fund those needs will depend on a number of factors, including our strategic initiatives and operating plans, the performance of our business and the market conditions for debt or equity financing. Additionally, the amount of capital required will depend on our ability to meet our sales goals and otherwise successfully execute our operating plan. We believe it is imperative that we meet these sales objectives in order to lessen our reliance on external financing in the future. We intend to continually monitor and adjust our operating plan as necessary to respond to developments in our business, our markets and the broader economy. Although we believe various debt and equity financing alternatives will be available to us to support our working capital needs, financing arrangements on acceptable terms may not be available to us when needed. Additionally, these alternatives may require significant cash payments for interest and other costs or could be highly dilutive to our existing shareholders. Any such financing alternatives may not provide us with sufficient funds to meet our long-term capital requirements. If necessary, we may explore strategic transactions that we consider to be in the best interest of the company and our shareholders, which may include, without limitation, public or private offerings of debt or equity securities, a rights offering, and other strategic alternatives; however, these options may not ultimately be available or feasible when needed.

Our common stock is traded on the OTC Link ATS, which may have an unfavorable impact on our stock price and liquidity.

Our stock is traded on the OTC Link Alternative Trading System (ATS) operated by OTC Markets Group, Inc. The OTC Link ATS is a significantly more limited market than the national securities exchanges such as the New York Stock Exchange, or Nasdaq stock exchange, and there are lower financial or qualitative standards that a company must meet to have its stock quoted on the OTC Link ATS. The OTC Link ATS is an inter-dealer quotation system much less regulated than the major exchanges, and trading in our common stock may be subject to abuses, volatility and shorting, which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require a broker-dealer to have reasonable grounds for believing an investment is suitable for that customer when recommending an investment to a customer. FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for some customers and may make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may result in a limited ability to buy and sell our stock. We currently do not meet applicable listing standards of a market senior to the OTC Link ATS, and we may never apply or qualify for future listing on Nasdaq or a senior market or national securities exchange.

Our common shares are subject to the “Penny Stock” rules of the SEC, and the trading market in our securities will likely be limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	That a broker or dealer approve a person’s account for transactions in penny stocks; and
•	The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quality of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	Obtain financial information and investment experience objectives of the person; and
•

Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	Sets forth the basis on which the broker or dealer made the suitability determination; and
•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

We do not intend to pay any cash dividends on our shares of common stock in the near future, so our shareholders will not be able to receive a return on their shares unless they sell their shares.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell such shares.

A small group of Company officers and directors hold a substantial amount of the control of the Company.

As of November 10, 2021, the Company’s executive officers and directors owned approximately 37.80% of the Company’s outstanding common stock and 31.67% of the Company’s outstanding Preferred Stock. By virtue of such stock ownership, the principal shareholders are able to substantially affect the election of the members of the Company’s Board of Directors and to generally exercise control over the affairs of the Company. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders. There can be no assurance that conflicts of interest will not arise with respect to such directors or that such conflicts will be resolved in a manner favorable to the Company.

We may engage in business transaction with one or more businesses that have relationships with or are controlled by one or more of our officers or directors and which may raise actual or potential conflicts of interest.

We may decide to acquire or enter into other contractual relationships with one or more businesses affiliated with, controlled by or at least partially owned by certain officers, directors or significant shareholders of the Company or by affiliates of such parties. Certain of our directors also serve as officers, board members or otherwise control other entities which we may decide to acquire or enter into other contractual relationships with. Such relationships will create conflicts of interest for such officers or directors. We have no formal process for vetting such conflicts of interest.

Certain officers or directors of the Company are involved in or have a financial interest in the performance of other entities with which we may acquire or enter into other contractual relationships with, and such involvement may create conflicts of interest in making decisions on our behalf.

Certain of our officers and directors may be subject to a variety of conflicts of interest relating to their, or their affiliates’ responsibilities to or ownership interests in other entities. Such responsibilities or ownership interests may create a conflict between the advice and investment opportunities provided to such entities and the responsibilities owed to us. Furthermore, holding a financial interest in any such entity will create an actual conflict of interest for such officers or directors. We have no formal process for vetting such conflicts of interest.

Our directors are anticipated to allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.

None of our directors are required to, and none will, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations. Each of our directors is engaged in other business endeavors for which such person may be entitled to substantial compensation or have significant financial incentive to assist, and our directors are not obligated to contribute any specific number of hours per week to our affairs. If our directors’ other business affairs require or incentivize them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to execute our business plan. We have no formal process for vetting such conflicts of interest.

There has been no independent valuation of the stock, which means that the stock may be worth less than the purchase price.

The per share purchase price has been determined by us without independent valuation of the shares. We established the offering price based on management’s estimate of the value of the shares. This valuation is highly speculative and arbitrary. There is no relation to the market value, book value, or any other established criteria. We did not obtain an independent appraisal opinion on the valuation of the shares. The shares may have a value significantly less than the offering price and the shares may never obtain a value equal to or greater than the offering price.

Even if a market develops for our shares, our shares may be thinly traded with wide share price fluctuations, low share prices and minimal liquidity.

If an established market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including: potential investors’ anticipated feeling regarding our results of operations; increased competition; and our ability or inability to generate future revenues. In addition, our share price may be affected by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political, and market conditions, such as recessions, interest rates, commodity prices, or international currency fluctuations. Additionally, stocks traded on the OTC Link are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended September 30, 2021, the Company did not have any unregistered sales of any equity securities, except as described below.

On September 15, 2021, the Company issued 100,000 shares of common stock, par value, $0.000001 per share, to a consultant for services rendered to the Company valued at $75,000. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

Item 3. Defaults Upon Senior Securities.

During the fiscal quarter ended September 30, 2021, the Company was in default under the majority of its outstanding legacy convertible notes.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
3.1	Certificate of Incorporation (New Jersey) (incorporated by reference to the Company’s Form 10SB filed with the SEC on June 29, 2005)
3.2	Bylaws (incorporated by reference to the Company’s Form 10SB filed with the SEC on June 29, 2005)
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8 K filed with the SEC on January 27, 2006)
3.4	Certificate of Incorporation (Delaware) (incorporated by reference to the Company’s Registration Statement on Form 10 filed with the SEC on July 30, 2021)
3.5	Certificate of Merger (redomiciling from New Jersey to Delaware) (incorporated by reference to the Company’s Registration Statement on Form 10 filed with the SEC on July 30, 2021)
3.6	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form 10 filed with the SEC on July 30, 2021)
3.7	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to the Company’s Registration Statement on Form 10 filed with the SEC on July 30, 2021)
10.1

Standard Office Lease by and between DeVille Developments, LLC, and Sarah Adult Day Services, Inc., dated June 2, 2017 (incorporated by reference to the Company’s Registration Statement on Form 10 filed with the SEC on July 30, 2021)

10.2

Lease by and between Stow Professional Center, LLC, and Sarah Day Care Centers, Inc., dated September 4, 2014 (incorporated by reference to the Company’s Registration Statement on Form 10 filed with the SEC on July 30, 2021)

10.3

Lease Agreement by and between S. Frank Prof. Bldg., LLC, and Sarah Day Care Centers, Inc., dated March 20, 2018 (incorporated by reference to the Company’s Registration Statement on Form 10 filed with the SEC on July 30, 2021)

10.4

Stock Purchase Agreement by and among Innovative MedTech, Inc., Sarah Adult Day Services, Inc., Sarah Day Care Centers, Inc., The Sellers Named Herein, Dr. Merle Griff, as the Seller Representative, and Veteran Services LLC, dated as of March 25, 2021 (incorporated by reference to the Company’s Registration Statement on Form 10 filed with the SEC on July 30, 2021)

14.1	Code of Ethics (Incorporated by reference to the Company’s Form SB-2 filed with the SEC on May 12, 2006)
31.1 *	Certification by the Principal Executive Officer
31.2 *	Certification by the Principal Accounting Officer
32.1 *	Certification by the Principal Executive Officer
32.2 *	Certification by the Principal Accounting Officer
101*	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

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

Innovative MedTech, Inc. (Registrant)

/s/ Michael Jordan Friedman
Michael Jordan Friedman, President, Chief Executive Officer and Chief Financial Officer

Date: November 22, 2021

