Form 10-Q
period 2021-12-31
INNOVATIVE MEDTECH, INC.
filed 2022-02-22
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 21, 2022, there were 15,657,327 shares of Common Stock, $0.000001 par value per share, issued and outstanding

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

2

INNOVATIVE MEDTECH, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

INNOVATIVE MEDTECH, INC.
(FORMERLY FRESH HARVEST PRODUCTS, INC.)
 AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	June 30, 2021
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$125,390	$433,435
Accounts receivable, net	171,256	178,555
Notes receivable	33,287	63,453
Prepaid expenses	-	1,745
Total current assets	329,933	677,188

Notes receivable, non-current	5,997	-
Deposits	6,716	10,331
Right-of-use asset	675,415	757,313
Property, plant and equipment, net of accumulated depreciation	301,857	325,788
Goodwill	3,473,264	3,473,264
Total Assets	$4,793,182	$5,243,884

Liabilities & Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$781,487	$775,969
Accrued interest	556,056	520,205
Accrued interest, related parties	27,403	9,459
Notes payable, related parties, current, in default	514,438	514,438
Notes payable, current, in default	121,225	200,705
Convertible notes payable, current, in default	349,900	349,900
Derivative liability	288,518	254,700
Lease liability	175,812	166,895
Total current liabilities	2,814,839	2,792,271

Royalty liability	1,500,000	1,500,000
Lease liability, non-current	500,322	590,418
Paycheck protection loan	266,640	266,640
SBA Loan	150,000	150,000
Total Liabilities	5,231,801	5,299,329

Commitments and contingencies (Note 15)

Stockholders’ Deficit
Series A Preferred stock, $0.000001 par value; 500,000 authorized: 317,500 shares issued and outstanding	-	-
Common stock, $0.000001 par value; 100,000,000 shares authorized; 15,657,327 shares issued and outstanding	16	16
Additional paid in capital	14,935,551	14,860,551
Accumulated deficit	(15,374,186)	(14,916,012)
Total Stockholders' Deficit	(438,619)	(55,445)
Total Liabilities and Stockholders' Deficit	$4,793,182	$5,243,884

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.
(FORMERLY FRESH HARVEST PRODUCTS, INC.)
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended		For the six months ended
	December 31,		December 31,
	2021	2020	2021	2020

Revenue:
Participant fees	$203,097	$-	$397,007	$-
Franchise fees	127,611	-	250,267	-
	330,708	-	647,274	-

Operating expenses:
General and administrative	219,897	68,039	457,539	80,234
Salaries and wages	224,851	3,575	451,790	9,650
Consulting fees	36,000	-	138,525	-
Legal and professional fees	(4,169)	5,040	43,448	20,040
Total operating expenses	476,579	76,654	1,091,302	109,924

Loss from operations	(145,871)	(76,654)	(444,028)	(109,924)

Other income (expense):
Interest expense, related parties	-	-	(8,972)	-
Interest expense	(32,534)	(89,428)	(49,875)	(147,933)
Change in fair value of derivatives	(98,970)	(3,317)	(33,818)	(132,545)
Other income	78,519	9,459	78,519	-
Total other income (expense)	(52,985)	(83,286)	(14,146)	(280,478)

Net loss	$(198,856)	$(159,940)	$(458,174)	$(390,402)

Basic and diluted earnings per share on net loss	$(0.01)	$(0.51)	$(0.03)	$(1.24)

Weighted average shares outstanding - basic and diluted	15,657,327	314,453	15,616,343	314,453

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.
(FORMERLY FRESH HARVEST PRODUCTS, INC.)
 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)

For the three and six months ended December 31, 2021

	Series A Preferred Stock		Common Stock		Common Stock To Be Issued		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2021 (Audited)	317,500	$-	15,557,327	$16	-	$-	$14,860,551	$(14,916,012)	$(55,445)

Issuance of common stock for services	-	-	100,000	-	-	-	75,000	-	75,000

Net loss	-	-	-	-	-	-	-	(259,318)	(259,318)

Balance, September 30, 2021	317,500	-	15,657,327	16	-	-	14,935,551	(15,175,330)	(239,763)

Net loss	-	-	-	-	-	-	-	(198,856)	(198,856)

Balance, December 31, 2021	317,500	$-	15,657,327	$16	-	$-	$14,935,551	$(15,374,186)	$(438,619)

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.
(FORMERLY FRESH HARVEST PRODUCTS, INC.)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)

For the three and six months ended December 31, 2020

							Additional
	Series A Preferred Stock		Common Stock		Common Stock To Be Issued		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2020 (Audited)	47,400,000	$47	292,211	$-	50,000	$-	$7,612,393	$(11,651,055)	$(4,038,615)

Net loss	-	-	-	-	-	-	-	(230,462)	(230,462)

Balance, September 30, 2020	47,400,000	47	292,211	-	50,000	-	7,612,393	(11,881,517)	(4,269,077)

Conversion of notes payable and accrued interest	-	-	4,120,210	407	-	-	1,937,739	-	1,938,146

Issuance of common stock for services	-	-	55,000	-	-	-	55,000	-	55,000

Net loss	-	-	-	-	-	-	-	(159,940)	(159,940)

Balance, December 31, 2020	47,400,000	$47	4,467,421	$407	50,000	$-	$9,605,132	$(12,041,457)	$(2,435,871)

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the six months ended
	December 31,
	2021	2020

Cash Flows from Operating Activities
Net Loss	$(458,174)	$(390,402)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	25,069	-
Stock compensation	75,000	55,000
Change in fair value of derivatives	33,818	132,545
Right-of-use	719	-
Changes in operating assets & liabilities
Accounts receivable	7,299	-
Notes receivable	24,169	-
Prepaid expenses	1,745	-
Deposits	3,615	-
Accounts payable and accrued expenses	5,518	24,000
Accrued interest	35,851	92,783
Accrued interest, related party	17,944	55,458
Net cash used by operating activities	(227,427)	(30,616)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	-	50,000
Payments on convertible notes payable	(79,480)	-
Net cash (used) provided by financing activities	(79,480)	50,000

Cash Flows from Investing Activities
Payments for additions to fixed assets	(1,138)	-
Net cash (used) provided by financing activities	(1,138)	-

(Decrease) Increase in Cash	(308,045)	19,384

Cash (and equivalents) at beginning of period	433,435	766

Cash (and equivalents) at end of period	$125,390	$20,150

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.
(FORMERLY FRESH HARVEST PRODUCTS, INC.)
 AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2021

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Innovative MedTech, Inc. (the “Company”), a Delaware corporation, is a provider of health and wellness services. On February 1, 2021, the Company filed all required Form 10-Q’s and 10-K’s to be up to date with its filings before filing its Form 15-12G on November 7, 2014. On February 11, 2021, the Company filed with FINRA to effectuate a reverse stock split, change its name from Fresh Harvest Products, Inc. to Innovative MedTech, Inc. and change its stock symbol from ‘FRHV’ to ‘IMTH’. FINRA permitted these corporate actions on March 8, 2021. The 10,000:1 reverse split and the name change from Fresh Harvest Products, Inc., to Innovative MedTech, Inc. corporate actions took effect at the open of business on March 9, 2021.

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

On April 21, 2021, the Company formed ten wholly-owned limited liability companies which will operate ten additional SarahCare facilities. As of December 31, 2021, the newly formed entities are non-operating. Operations expect to begin in May 2022.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of December 31, 2021, the Company had $125,390 cash available for operations and had an accumulated deficit of $15,374,186. Management believes that cash on hand as of December 31, 2021 is not sufficient to fund operations through June 30, 2022. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

NOTE 2. LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

For the six months ended December 31, 2021 and 2020, the Company reported a net loss of $458,174 and $390,402, respectively.

As of December 31, 2021, the Company maintained total assets of $4,793,182, total liabilities including long-term debt of $5,231,801 along with an accumulated deficit of $15,374,186.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six months ended December 31, 2021 and 2020.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed $250,000 at December 31, 2021. For the purpose of the consolidated statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents a of December 31, 2021 and 2020.

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

SarahCare, as the franchisor, supplies the Franchisee’s with initial assistance and approval with the following: (1) Providing the site selection criteria for the SARAH Business and, upon a potential Franchisee’s request, provide input regarding possible sites. The Company does not own and lease any site to franchisees. After the franchise selects and the Company approves a site, the Company will designate the geographic area within which they may establish the SARAH Business; (2) Approve the signage; (3) Identify the standards and specifications for products, services, and materials that comply with the System, and, if the Company requires, the approved suppliers of these items. The Company will furnish a potential Franchisee with the listing of the package of initial franchise items as detailed in the Operations Manual. Neither the Company or its affiliate provide, deliver, or install any of these items; (4) Provide an Initial Training Program; and (5) Provide an Operations Training Program.

Once the Franchisee’s SarahCare business is operational, the Company will: (1) Issue and modify System standards for SARAH Businesses; (2) Provide access to a copy of the Company’s Operations Manual as they make available through our intranet. The Operations Manual contains mandatory and suggested specifications, standards and operating procedure; (3) Provide additional or special guidance and assistance and training as the Company deem appropriate and for which a potential Franchisee are financially responsible; (4) Inspect and observe the operation of the SARAH Business to help a potential Franchisee comply with the Franchise Agreement and all System standards; (5) Let the Franchisee use the confidential information; and, (6) Let the Franchisee use the Marks (trademarks, trade names, service marks, and logos).

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Leases

The Company accounts for leases in accordance with ASU 2016-02, “Leases” (Topic 842). Based on this standard, the Company determines if an agreement is a lease at inception. Leases are included – right to use, current portion of lease liability, and operating lease liability, less current portion in the Company’s consolidated balance sheets. Finance leases are included in property, plant and equipment, net current portion of long-term debt, net and long-term debt, less current portion and debt issuance costs in the Company’s consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

As of and for the six months ended December 31, 2021, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

NOTE 5. NOTES RECEIVABLE

The Company’s wholly-owned subsidiary Sarah Adult Day Services, Inc., has notes receivables from two franchises, which were previously converted from trade receivables. They are as follows:

	December 31,	June 30,
	2021	2021

Notes receivable from a franchise, due in monthly installments of $5,000, no interest, maturing December 2021	$-	$21,468

Notes receivable from a franchise, due in monthly installments of $1,999, no interest, maturing March 2023	29,989	41,985
Note receivable from related party (see Note 17), due in six months, with no installments, 5% interest maturing March 2022	9,294	-
Total notes receivable	39,284	63,453
Less long-term	(5,997)	(14,466)
Total short term notes receivable	$33,287	$48,987

Principal to be collected during the next three years is as follows:

2022	$33,287
2023	5,997
$39,284

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2021 and June 30, 2021:

	December 31, 2021	June 30, 2021

Leasehold improvements	$294,864	$294,864
Vehicles	22,554	22,554
Computer equipment	12,553	12,553
Furniture and fixtures	7,256	5,455
	337,227	335,426
Less: Accumulated depreciation	(35,370)	(9,638)
Property, plant and equipment - net	$301,857	$325,788

The property, plant and equipment was acquired in the acquisition discussed in Note 4. Depreciation expense was $11,359 and $9,638 for the three months ended December 31, 2021 and the year ended June 30, 2021. Depreciation expense was $25,069 and $9,638 for the six months ended December 31, 2021 and the year ended June 30, 2021.

NOTE 7. NOTES PAYABLE, IN DEFAULT

As of December 31 and June 30, 2021, the Company had $121,225 and $200,705, respectively, in outstanding notes payable. Notes 1, 2 and 3 were assumed in connection with the acquisition on March 25, 2021. As of December 31, 2021, note 1 remains outstanding and is in default.

Ref No.	Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Principal Balance 12/31/21	Principal Balance 6/30/2021
1	12/25/2020	$146,021	12/15/2020	10	$121,225	$137,755
2	3/25/2021	37,949	6/3/2021	10	-	37,950
3	5/10/2021	20,000	11/10/2021	5	-	20,000
4	6/29/2021	5,000	12/29/2021	5	-	5,000
	Total				$121,225	$200,705

NOTE 8. NOTES PAYABLE, RELATED PARTIES, IN DEFAULT

As of December 31 and June 30, 2021, the Company had $514,438 in outstanding notes payable, related parties. As of December 31 and June 30, 2021, the Company had $27,403 and $9,459, respectively, in accrued interest related to these notes. All of these notes were assumed in connection with the acquisition on March 25, 2021. As of December 31, 2021, all the notes are in default.

Ref No.	Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Principal Balance 12/31/21	Principal Balance 6/30/2021
1	3/25/2021	308,500	6/3/2021	10	$308,500	$308,500
2	3/25/2021	47,436	6/3/2021	10	47,435	47,435
3	3/25/2021	158,503	6/3/2021	10	158,503	158,503
	Total				$514,438	$514,438

NOTE 9. CONVERTIBLE NOTES PAYABLE, IN DEFAULT

As of December 31 and June 30, 2021, the convertible notes payable were as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 12/31/21	Principal Balance 6/30/21
8/26/14	50,000	2/26/14	10%	$0.0001	$50,000	$50,000
6/15/12	8,000	12/15/12	10%	$0.000350	8,000	8,000
10/18/11	1,900	10/18/11	8%	25% discount to market	6,900	6,900
10/3/10	20,000	10/3/12	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	10/31/10	8%	25% discount of previous 5 days closing price	4,000	4,000
8/31/09	5,000	8/31/12	12%	lesser $0.01 or 20% discount to market	5,000	5,000
8/26/09	20,000	8/26/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
8/25/09	20,000	8/25/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
2/26/07	30,000	2/26/09	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	4/17/09	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	6/15/09	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	1/29/09	10%	$0.95	15,000	15,000
4/17/07	15,000	4/17/09	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	12/23/08	10%	$0.95	18,000	18,000
11/30/06	50,000	11/30/08	10%	$0.85	50,000	50,000
9/16/06	100,000	9/9/08	12%	35% discount to market	38,000	38,000
10/1/05	15,000	4/1/07	10%	$0.50	15,000	15,000
Total					$349,900	$349,900

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

The unforgiven portion of the PPP loan is payable over five years at an interest rate of 1%, with a deferral of payments for the first twelve months. The Company was granted forgiveness of $89,920 in PPP loans through Sarah Day Care Centers, Inc. and $82,600 through Sarah Adult Days Services, Inc. As a result, the Company recorded a gain on PPP forgiveness in the amount of $172,520, during the year ended June 30, 2021. The Company is currently in the process of applying for forgiveness for the remaining balance of $266,640 but cannot be assured of forgiveness for all or part of the PPP borrowings. During the quarter ended December 31, 2021, the Company recorded $665 in accrued interest related to the PPP loan.

SBA Loan

On June 20, 2020, the Company’s wholly-owned subsidiary, Sarah Day Care Centers, Inc. received proceeds of $150,000 in the form of an SBA loan. Installment payments, including principal and interest of $731 are due monthly beginning on June 20, 2021. The balance of principal and interest is payable thirty years from the promissory note date. The interest accrues at a rate of 3.75% per annum. During the quarter ended December 31, 2021, the Company recorded $1,402 in accrued interest related to the SBA loan.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares As of December 31 and June 30, 2021 and the amounts that were reflected in income related to derivatives for the three months ended December 31, 2021 and 2020:

	December 31, 2021
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	585,842	$(288,518)

	June 30, 2021
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	405,106	$(254,700)

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the six months ended December 31, 2021 and 2020:

The financings giving rise to derivative financial instruments and the income effects:

	Six Months Ended
	December 31, 2021	December 31, 2020
Compound embedded derivative	$(33,818)	$(132,545)
Day one derivative loss	-	-
Total derivative gain (loss)	$(33,818)	$(132,545)

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

		December 31,	December 31,
	Inception	2021	2020
Quoted market price on valuation date	$0.01	$1.01	$0.0002
Contractual conversion rate	$0.0054 - $0.0081	$$0.486 - $0.817	$0.00010 - $0.00016
Range of effective contractual conversion rates	-	-	-
Contractual term to maturity	1.00 Year	0.25 Years	0.25 Years
Market volatility:
Volatility	138.28%-238.13%	138.28%-238.13%	138.28%-238.13%
Contractual interest rate	5%-12%	5%-12%	5%-12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the periods ended December 31, 2021 and June 30, 2021.

	December 31, 2021	June 30, 2021
Beginning balance	$254,700	$257,493
Issuances:
Convertible Note Financing	-	-
Removals	-	-
Changes in fair value inputs and assumptions reflected	33,818	223,264
Conversions	-	(226,057)
Ending balance	$288,518	$254,700

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

Common Stock

On February 19, 2021, pre-reverse stock split, the Company decreased its authorized shares to 100,000,000 shares of common stock, par value, $0.000001 per share, and 500,000 shares of Series A Convertible Preferred Stock, par value, $0.000001 per share. Each share of Series A Convertible Preferred Stock is convertible into 100 shares of the Company’s common stock. The Company no longer authorized any Series B Convertible Preferred Stock.

On September 15, 2021, the Company issued 100,000 common stock, par value, $0.000001 per share, to a consultant for services rendered to the Company in the amount of $75,000.

Conversion of Notes Payable to Common Shares

On December 31, 2020, (prior to the Company’s reverse split) the Company issued 1,050,000,000 common shares (which was the equivalent of 105,000 post-split common shares) for services rendered to the Company.

On December 31, 2020, the Company’s two Board of Director Members converted a total of $1,644,825 of convertible promissory notes into a total of 34,267,187,500 (3,426,719 post-split) common shares. The Company’s Board of Director Members control approximately 87.32% of the voting rights of the Company. The 3 (three) Noteholders converted a total of $293,323 of convertible promissory notes into a total of 6,439,917,317 (643,492) common shares, pre-reverse stock split.

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

Series A Preferred Stock & Series B Preferred Stock

As of December 31, 2021, the Company had 500,000 shares of Series A Convertible Preferred Stock, par value, $0.000001 per share. Each share of Series A Convertible Preferred Stock is convertible into 100 shares of the Company’s common stock. The Company no longer authorized any Series B Convertible Preferred Stock.

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

Series A Preferred Stock & Series B Preferred Stock – Certificate of Designations

The Preferred Shares each have Certificate of Designations, which designate as follows:

Number

500,000 shares of the Parent Company’s Preferred Stock are designated as shares of Series A Convertible Preferred Stock, par value $0.000001 per share.

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

The valuation allowance at December 31, 2021 was $2,888,286 and as of June 30, 2021 was $2,792,070. The net change in allowance during the six months ended December 31, 2021 was $96,216.

As of December 31, 2021, the Company has federal net operating loss carry forwards of approximately $13,754,000 available to offset future taxable income through 2040. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the six months ended December 31, 2021 and 2020 due to losses and full valuation allowances against net deferred tax assets.

As of December 31 and June 30, 2021, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

Based on management’s review of the Company’s tax position, the Company had no significant unrecognized corporate tax liabilities a of December 31 and June 30, 2021 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 and 2012 through 2020 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 14. UNPAID PAYROLL TAXES

As of December 31 and June 30, 2021, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $60,402 and $17,401, respectively, subject to further interest and penalties. The total amount due to both taxing authorities including penalties and interest a of December 31 and June 30, 2021 was approximately $77,803 subject to further penalties and interest. This is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Rent

As of December 31, 2021, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

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

NOTE 16. LEASES

Stow Professional Lease

In connection with the acquisition of Sarah Adult Day Centers, Inc. on March 25, 2021, the Company acquired a facilities lease with 6,000 square feet at 4472 Darrow Road, Stow, Ohio 44224. The lease expires on December 31, 2025 and the lease payments are as follows:

	Monthly Rent Payments
	Base Rent	Covid-19 Recoup*	Total Rent
April 1, 2021	$6,369	$983	$7,352
May 1, 2021 to December 31, 2021	$6,369	$621	$6,990
January 1, 2022 to December 31, 2022	$6,433	$621	$7,054
January 1, 2023 to December 31, 2023	$6,497	$621	$7,118
January 1, 2024 to December 31, 2024	$6,562	$621	$7,183
January 1, 2025 to December 31, 2025	$6,628	$621	$7,249

____________

*The Company has to repay the lessor monthly payments as a result of COVID relief.

Harbor Lease

In connection with the acquisition of Sarah Adult Day Centers, Inc. on March 25, 2021, the Company acquired a facilities lease with 3,469 square feet at 4580 Stephen Circle NW. Canton, OH 44718. The monthly lease payments are $4,500 and the lease expires on December 31, 2023.

In connection with the acquisition of Sarah Day Care Centers, Inc. on March 25, 2021, the Company acquired a facilities lease with 5,300 square feet in Jackson, Ohio. The monthly lease payments are $7,910, which includes monthly payments of $603 as repayments for COVID relief. The lease expires on July 1, 2026.

S. Frank Professional Lease

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

Right-of-use asset is summarized below:

	December 31, 2021
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$120,003	$412,770	$815,144
Less: accumulated amortization	(44,796)	(32,919)	(62,014)	(139,729)
Right-of-use asset, net	$237,575	$87,084	$350,756	$675,415

Operating lease liability is summarized below:

	December 31, 2021
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$238,291	$87,084	$350,756	$676,134
Less: current portion	(64,415)	(47,897)	(63,497)	(175,812)
Long term portion	$173,876	$39,187	$287,259	$500,322

Maturity of the lease liability is as follows:

	December 31, 2021
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Year ending June 30, 2022	$42,320	$27,000	$47,462	$116,782
Year ending June 30, 2023	85,025	54,000	94,923	233,948
Year ending June 30, 2024	85,802	13,501	94,923	194,226
Year ending June 30, 2025	64,841	-	94,923	159,764
Year ending June 30, 2026	-	-	94,923	94,923
Year ending June 30, 2027	-	-	7,913	7,913
Present value discount	(39,697)	(7,417)	(84,311)	(131,425)
Lease liability	$238,291	$87,084	$350,756	$676,131

NOTE 17. RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2021 and 2020, there were no certain relationships nor related party transaction, except for the following:

As of December 31, 2021, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

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

On March 19, 2021, the Company issued 426,000 shares of restricted common stock to the Company’s then CEO and Chairman, Michael J Friedman, for the conversion 42,600,000shares of Series A Convertible Preferred Stock.

On March 19, 2021, the Company issued 48,000 shares of restricted common stock to Jay Odintz, a Member of the Company’s Board of Directors, for the conversion 4,800,000 shares of Series A Convertible Preferred Stock.

On December 30, 2020, the Company issued 2,974,913 shares of restricted common stock for the conversion of notes payable in the amount of $1,427,958, to the Company’s then CEO and Chairman, Michael J. Friedman. These shares were valued by the Company at $0.000048 per share, pre-reverse stock split.

On December 30, 2020, the Company issued 451,806 shares of restricted common stock for the conversion of notes payable in the amount of $216,867, to a Board of Director Member, Jay Odintz. These shares were valued by the Company at $0.000048 per share, pre-reverse stock split.

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through February 21, 2022, the date the financial statements were available to be issued, and determined that there were no such events requiring adjustment to, or disclosure in, the accompanying consolidated financial statements except as described below:

On January 12, 2022 and January 20, 2022, the Company was granted forgiveness for two (2) of its PPP loans in the amounts of $85,920 and $180,720, respectively.

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

As of December 31, 2021, the Company had current assets of $329,933. The Company has a limited amount of liquid cash and no other liquid assets on hand as of December 31, 2021, and this is not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

Results of Operations for the Three Months Ended December 31, 2021, and December 31, 2020

For the quarter ended December 31, 2021, we recorded gross revenues of $330,708, versus $0 for the quarter ended December 31, 2020, as a result of the Company’s acquisition of SarahCare in 2021.

For the quarter ended December 31, 2021, operating expenses increased to $476,579 from $76,654, a $399,925 increase, or 521.73%, over the quarter ended December 31, 2020. The increase is due to an increase in operating expenses for SarahCare’s operational expenses in 2021.

For the quarter ended December 31, 2021, interest expense on our convertible notes payable decreased to $32,534 from $89,428, a decrease of 63.62% over the quarter ended December 31, 2020. This decrease is primarily due to a decrease in interest expense, because of the conversions of a majority of the outstanding convertible notes to common stock, an increase in the fair value of derivatives and an increase in other income.

For the quarter ended December 31, 2021, we realized a net loss of $198,856 as compared to a net loss of $159,940 for the quarter ended December 31, 2020. The increase in our net loss of $38,916 was primarily due to the increase in general and administrative, salary and wages, and consulting expenses.

Results of Operations for the Six Months Ended December 31, 2021, and December 31, 2020

For the six months ended December 31, 2021, we recorded gross revenues of $647,274, versus $0 for the six months ended December 31, 2020, as a result of the Company’s acquisition of SarahCare in 2021.

For the six months ended December 31, 2021, operating expenses increased to $1,091,302 from $109,924, a $981,378 increase, or 892.78%, over the six months ended December 31, 2020. The increase is due to an increase in expenses due to the Company’s acquisition of SarahCare and SarahCare’s operational expenses in 2021 as compared to 2020.

For the six months ended December 31, 2021, interest expense on our convertible notes payable decreased to $49,875 from $147,933, a decrease of 66.29% over the six months ended December 31, 2020. This decrease is primarily due to a decrease in interest expense and fair value of derivatives, because of the conversions of a majority of the outstanding convertible notes to common stock, and due to an increase in other income.

For the six months ended December 31, 2021, we realized a net loss of $458,174 as compared to a net loss of $390,402 for the six months ended December 31, 2020. The increase in our net loss of $67,772 was primarily due to the increase in general and administrative expenses associated with our acquisition and the operations of SarahCare in 2021 partially offset by decreases in interest expenses and derivative liability.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) a of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2021, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as disclosed herein, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

As of December 31, 2021, Innovative MedTech, Inc. was not a party to any material legal proceedings. We currently have seventeen (17) convertible promissory notes that are in default, and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders, including the Notice of Commencement of Action Subject to Mandatory Electronic Filing described below.

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

To date, we have not generated significant revenues. Our net losses for the three months ended December 31, 2021 and 2020 were $198,856 and $159,940 respectively. As of December 31, 2021, we realized an accumulated deficit of $15,374,186 and we had $125,390 cash on hand. Our revenues have not been sufficient to sustain our operations and we expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. As such, we expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse affect on our business. The items discussed above raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our products achieve market acceptance and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

We have experienced recurring losses from operations and negative cash flows from operating activities and anticipate that we will continue to incur operating losses in the future.

We have experienced recurring losses from operations and negative cash flows from operating activities. We expect to continue to incur significant expenses related to our ongoing operations and generate operating losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We incurred a net loss of $198,856 for the quarter ended December 31, 2021, and our accumulated deficit was $15,374,186 as of December 31, 2021.

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

We currently have Accrued and Unpaid Payroll Taxes.

As of December 31 and June 30, 2021, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $60,402 and $17,401, respectively, plus applicable interest and penalties. The total amount due to both taxing authorities including penalties and interest a of December 31 and June 30, 2021 was approximately $77,803 subject to further penalties and interest plus accruals on unpaid wages. The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company. If we are unable to resolve these tax liabilities such failure could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We may fail to comply with the terms of our promissory note agreements.

Our promissory note agreements include various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. Our ability to comply with such covenants will depend upon our ability to operate our business profitably. If the recent trends in occupancy, rates and employment and other costs and expenses continue or increase, we may incur operating losses. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our security holders.

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

37

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

One component of our long-term growth strategy is to open new franchise centers and to operate those centers on a profitable basis, often in untested geographic areas. As of December 31, 2021, we owned or franchise 26 centers. We have limited or no prior experience operating in a number of geographic areas. We may encounter difficulties, including reduced patient volume related to inclement weather, as we attempt to expand into those untested geographic areas, and we may not be as successful as we are in geographic areas where we have greater familiarity and brand recognition. We may not be able to open new company-owned or franchised centers as quickly as planned. In the past, we have experienced delays in opening some franchised and company-owned or franchised centers, for various reasons, including construction permitting, landlord responsiveness, and municipal approvals. Such delays could affect future center openings. Delays or failures in opening new centers could materially and adversely affect our growth strategy and our business, financial condition and results of operations.

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

A substantial portion of our revenues comes from royalties generated by our franchised centers, which royalties are based on the revenues generated by those centers. We anticipate that franchise royalties will represent a substantial part of our revenues in the future. As of December 31, 2021, we had franchisees operating or managing 24 centers. We rely on the performance of our franchisees in successfully opening and operating their centers and paying royalties and other fees to us on a timely basis. Our franchise system subjects us to a number of risks as described here and in the next four risk factors. These risks include a significant decline in our franchisees’ revenue, which has occurred as a result of the current COVID-19 pandemic. Furthermore, we have taken actions to support our franchisees experiencing challenges during the COVID-19 pandemic, further reducing our royalty revenues and other fees from franchisees. These actions included a waiver of the minimum royalty requirement for any centers that were closed because of government orders, until they were able to re-open. We may need to re-implement, expand or extend these accommodations to franchisees, further reducing our revenues from franchised centers. These accommodations, the decline in our franchisees’ revenue and the occurrence of any of the other events described here and in the next four risk factors could impact our ability to collect royalty payments from our franchisees, harm the goodwill associated with our brand, and materially adversely affect our business and results of operations.

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

Our franchise agreements specify a timetable for opening the center. Failure by our franchisees to open their centers within the specified time limit would result in the reduction of royalty payments we would have otherwise received and could result in the termination of the franchise agreement. As of December 31, 2021, we had 24 active franchise locations.

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

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. Based on the self-assessment completed as of December 31, 2021, we are currently in compliance with the Payment Card Industry Data Security Standard, or PCI DSS, the payment card industry’s security standard for companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders and credit and debit card transactions. There is no guarantee that we will maintain PCI DSS compliance. Our failure to comply fully with PCI DSS in the future could violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also could subject us to fines, penalties, damages and civil liability and could result in the suspension or loss of our ability to accept credit and debit card payments. Although we do not store credit card information and we do not have access to our patients’ credit card information, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

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

As of February 15 , 2022 the Company’s executive officers and directors owned approximately 37.80% of the Company’s outstanding common stock and 31.67% of the Company’s outstanding Preferred Stock. By virtue of such stock ownership, the principal shareholders are able to substantially affect the election of the members of the Company’s Board of Directors and to generally exercise control over the affairs of the Company. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders. There can be no assurance that conflicts of interest will not arise with respect to such directors or that such conflicts will be resolved in a manner favorable to the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended December 31, 2021, the Company did not have any unregistered sales of any equity securities.

Item 3. Defaults Upon Senior Securities.

During the fiscal quarter ended December 31, 2021, the Company was in default under the majority of its outstanding legacy convertible notes.

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

____________

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

Date: February 21, 2022

