Form 10-Q
period 2022-03-31
INNOVATIVE MEDTECH, INC.
filed 2022-05-23
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 23, 2022, there were 21,157,327 shares of Common Stock, $0.000001 par value per share, issued and outstanding

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

INNOVATIVE MEDTECH, INC.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

 AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	June 30, 2021
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$258,376	$433,435
Accounts receivable, net	182,413	178,555
Notes receivable	27,289	48,987
Prepaid expenses	39,747	1,745
Total current assets	507,825	662,722

Notes receivable, non-current	5,997	14,466
Deposits	6,716	10,331
Right-of-use asset	632,921	757,313
Finance lease asset, net	85,746	-
Property, plant and equipment, net of accumulated depreciation	296,850	325,788
Intangible assets	2,991,655	-
Goodwill	460,264	3,473,264
Total Assets	$4,987,974	$5,243,884

Liabilities & Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$786,938	$775,969
Accrued interest	561,689	520,205
Accrued interest, related parties	36,180	9,459
Notes payable, related parties, current	514,438	514,438
Notes payable, current	151,960	200,705
Convertible notes payable, current	349,900	349,900
Derivative liability	262,247	254,700
Finance lease liability	57,706	-
Operating lease liability	180,440	166,895
Total current liabilities	2,901,498	2,792,271

Royalty liability	1,500,000	1,500,000
Finance lease liability, non-current	143,269
Operating lease liability, non-current	453,369	590,418
Paycheck protection loan	-	266,640
SBA Loan	350,000	150,000
Total Liabilities	5,348,136	5,299,329

Commitments and contingencies (Note 14)

Stockholders’ Deficit
Series A Preferred stock, $0.000001 par value; 500,000 authorized: 317,500 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	-	-
Common stock, $0.000001 par value; 130,000,000 shares authorized; 15,657,327 and 15,557,327 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	16	16
Additional paid in capital	14,935,551	14,860,551
Accumulated deficit	(15,295,729)	(14,916,012)
Total Stockholders’ Deficit	(360,162)	(55,445)
Total Liabilities and Stockholders’ Deficit	$4,987,974	$5,243,884

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue:
Participant fees	$175,167	$38,506	$572,174	$38,506
Franchise fees	116,620	32,695	366,887	32,695
	291,787	71,201	939,061	71,201

Operating expenses:
General and administrative	218,066	268,410	675,605	358,294
Salaries and wages	220,015	23,619	671,805	23,619
Consulting fees	16,000	-	154,525	-
Legal and professional fees	31,880	185,462	75,328	205,502
Total operating expenses	485,961	477,491	1,577,263	587,415

Loss from operations	(194,174)	(406,290)	(638,202)	(516,214)

Other income (expense):
Interest expense, related parties	-	-	(8,972)	-
Interest expense	(28,580)	(15,390)	(78,455)	(162,793)
Loss on extinguishment of debt	-	(1,660,797)	-	(1,660,797)
Change in fair value of derivatives	26,271	(85,004)	(7,547)	(217,549)
Gain on forgiveness of PPP loan	266,640	-	266,640	-
Other income	8,300	-	86,819	-
Total other income (expense)	272,631	(1,761,191)	258,485	(2,041,139)

Net income loss	$78,457	$(2,167,481)	$(379,717)	$(2,557,353)

Basic and diluted earnings per share on net loss	$0.01	$(6.89)	$(0.02)	$(1.21)

Weighted average shares outstanding - basic and diluted	15,657,327	314,453	15,616,343	2,117,130

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

UNAUDITED

For the nine months ended March 31, 2022

							Additional
	Series A Preferred Stock		Common Stock		Common Stock To Be Issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2021	317,500	$-	15,557,327	$16	-	$-	$14,860,551	$(14,916,012)	$(55,445)

Issuance of common stock for services	-	-	100,000	-	-	-	75,000	-	75,000

Net loss	-	-	-	-	-	-	-	(259,318)	(259,318)

Balance, September 30, 2021	317,500	-	15,657,327	16	-	-	14,935,551	(15,175,330)	(239,763)

Net loss	-	-	-	-	-	-	-	(198,856)	(198,856)

Balance, December 31, 2021	317,500	-	15,657,327	16	-	-	14,935,551	(15,374,186)	(438,619)

Net income	-	-	-	-	-	-	-	78,457	78,457

Balance, March 31, 2022	317,500	$-	15,657,327	$16	-	$-	$14,935,551	$(15,295,729)	$(360,162)

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

 AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

UNAUDITED

For the nine months ended March 31, 2021

							Additional
	Series A Preferred Stock		Common Stock		Common Stock To Be Issued		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, June 30, 2020 (Audited)	47,400,000	$47	294,216	$-	50,000	$-	$7,562,391	$(11,651,055)	$(4,088,617)

Common stock issued which was committed in 2020	-	-	50,000	-	(50,000)	-	50,000	-	50,000

Sale of common stock	-	-	7,885,755	8	-	-	397,894	-	397,902

Sales of Series A Convertible Preferred Stock	317,500	-	-	-	-	-	1,602,097	-	1,602,097

Conversion of notes and accrued interest into common stock	-	-	6,003,356	6	-	-	4,998,124	-	4,998,130

Conversion of accounts payable into common stock	-	-	850,000	1	-	-	249,999	-	250,000

Conversion of Series Convertible Preferred Stock into common stock	(47,400,000)	47)	474,000	1	-	-	46	-	-

Net loss	-	-	-	-	-	-	-	(2,557,353)	(2,557,353)

Balance, March 31, 2021	317,500	$-	15,557,327	$16	-	$-	$14,860,551	$(14,208,408)	$652,159

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the nine months ended
	March 31,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(379,717)	$(2,557,353)

Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation & Amortization	51,171	2,738
Stock compensation	75,000	-
Loss on modification of debt	-	1,660,797
Change in fair value of derivatives	7,547	217,549
Gain on forgiveness of PPP loan	(266,640)	-
Right-of-use	124,392	-
Expenses paid via notes payable	-	158,503
Changes in operating assets & liabilities
Accounts receivable	(3,858)	(84,959)
Notes receivable	30,167	-
Prepaid expenses	(38,002)	-
Deposits	3,615	154
Accounts payable and accrued liabilities	10,969	386,023
Accrued interest, related party	26,721	-
Accrued interest	41,484	-
Related party advances	-	165,140
Net cash used by operating activities	(317,151)	(51,428)

Cash Flows from Investing Activities
Cash acquired in business combination	-	412,276
Purchase of subsidiary	-	(2,000,110)
Acquisition of fixed assets	(9,163)
Net cash used by investing activities	(9,163)	(1,587,834)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	-	51,500
Proceeds from SBA loan	200,000	-
Proceeds from notes payable	39,000	-
Payments on notes payable	(87,745)	-
Proceeds from sale of common stock	-	2,000,000
Net cash provided by financing activities	151,255	2,051,500

Increase in Cash	(175,059)	412,238

Cash at beginning of period	433,435	766

Cash (and equivalents) at end of period	$258,376	$413,004

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of notes and accrued interest into common stock	$-	$4,998,129
Conversion of accounts payable into common stock	$-	$250,000

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

 AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2022

UNAUDITED

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Innovative MedTech, Inc. (the “Company”), a Delaware corporation, is a provider of health and wellness services. On February 1, 2021, the Company filed all required Form 10-Q’s and 10-K’s to be up to date with its filings which should have been filed before the Company filed its Form 15-12G on November 7, 2014. On February 11, 2021, the Company filed with FINRA to effectuate a reverse stock split, change its name from Fresh Harvest Products, Inc. to Innovative MedTech, Inc. and change its stock symbol from ‘FRHV’ to ‘IMTH’. FINRA permitted these corporate actions on March 8, 2021. The 10,000:1 reverse split and the name change from Fresh Harvest Products, Inc., to Innovative MedTech, Inc. corporate actions took effect at the open of business on March 9, 2021.

On March 25, 2021, the Company acquired two companies, Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. (“SarahCare”), an adult day care center franchisor and provider, for a total of $3,718,833; $2,000,110 was paid in cash and the Company assumed approximately $393,885 in debt due to sellers, and the remaining is payable through a royalty fee liability due in the amount of $1,500,000, less legal fees of approximately $175,000. With 28 centers (2 corporate and 26 franchise locations) located in 13 states, SarahCare offers seniors daytime care and activities ranging from meeting their physical and medical needs, on a daily basis, ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives.

On March 25, 2021 the Company received a $2 million investment in the form of a private investment in public equity (“PIPE”) from several investors. For the $2 million PIPE, the investors received a combination of common stock and Series A Preferred Stock which together constitute ownership of 84.11% of the Company, 83.00% on a fully diluted basis.

On April 21, 2021, the Company formed ten wholly-owned limited liability companies which will operate ten additional SarahCare facilities. As of March 31, 2022, the newly formed entities are non-operating. Operations expect to begin in November 2022.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of March 31, 2022, the Company had $258,376 cash available for operations and had an accumulated deficit of $15,295,729. Management believes that cash on hand as of March 31, 2022 is not sufficient to fund operations through June 30, 2022. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

NOTE 2. LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

For the nine months ended March 31, 2022 and 2021, the Company reported a net loss of $379,717 and $2,557,353, respectively.

As of March 31, 2022, the Company maintained total assets of $4,987,974, total liabilities including long-term debt of $5,348,136 along with an accumulated deficit of $15,295,729.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine months ended March 31, 2022 and 2021.

Principles of Consolidation

The Company has two wholly-owned operating subsidiaries; Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. The consolidated financial statements, which include the accounts of the Company and its two wholly-owned operating subsidiaries, are prepared in conformity with GAAP. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements, which include the accounts of the Company and its wholly-owned operating subsidiaries, and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP and presented in US dollars. The fiscal year end is June 30.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed $250,000 at March 31, 2022. For the purpose of the consolidated statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2022 and June 30, 2021.

Earnings Per Share Calculation

Basic earnings per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Intangible Assets

Certain intangible assets arose from the acquisition of Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. on March 25, 2021 and consist of the following, which have been or are being amortized on a straight-line basis over the following estimated useful lives unless they have an indefinite life:

Estimated
Asset	Useful Life
Customer Relationships	3
Trademarks	Indefinite
Non-Compete Agreement	3
CARF Accreditation	3
Franchise Agreements	Indefinite

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. For the nine months ended March 31, 2022 and 2021, there were no impairment losses.

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

Participant Fees

Resident fee revenue is reported at the amount that reflects the consideration the Company expects to receive in exchange for the services provided. These amounts are due from participants or third-party payors. Performance obligations are determined based on the nature of the services provided. Resident fee revenue is recognized as performance obligations are satisfied.

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

The Company receives payment for services under various third-party payor programs which include Medicaid, Veterans Affairs and other third-party payors. The Company determines the transaction price based on the terms of the contract with the payor, correspondence with the payor, and historical payment trends.

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

Leases

The Company accounts for leases in accordance with Accounting Standards Update ASU 2016-02, “Leases” (Topic 842). Based on this standard, the Company determines if an agreement is a lease at inception. Leases are included – right to use, current portion of lease liability, and operating lease liability, less current portion in the Company’s consolidated balance sheets. Finance leases are included in property, plant and equipment, net current portion of long-term debt, net and long-term debt, less current portion and debt issuance costs in the Company’s consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

As of and for the nine months ended March 31, 2022, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

The Company completed its accounting for the acquisition on March 25, 2022. The purchase price allocation is as follows:

Consideration
Cash	$2,000,110
Legal fees	(175,162)
Notes payable due to sellers	393,885
Royalty fee liability	1,500,000
Total consideration	$3,718,833

Fair value of net identifiable assets (liabilities) acquired
Cash	$412,276
Accounts receivable	84,674
Deposits and prepaid expenses	15,139
Notes receivable	110,510
Property, plant and equipment	335,426
Right of use asset	796,771
Total fair value of net identifiable assets	$1,754,796

Accounts payable and accrued expenses	$625,462
Notes payable, current, net of debt discount	454,524
PPP Loan	439,160
Lease Liability	796,771
Total fair value of net identifiable liabilities	$2,315,917

Fair value of net identifiable assets (liabilities) acquired	$(561,121)

Excess (consideration given minus fair value of identifiable net assets and liabilities)	$4,279,954
Intangible assets:
Customer relationships	$39,000
Trademarks	390,000
Non-Compete Agreement	1,000
CARF Accreditation	23,000
Franchise Agreements	2,560,000
Total intangible assets	$3,013,000

Goodwill (excess minus values assigned to intangible assets)	$1,266,954
Minus (goodwill impaired in prior period)	(806,690)
Remaining Goodwill	$460,264

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

Pro Forma Disclosures

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. for the year ended June 30, 2021, as if each of these business combinations had occurred only as of July 1, 2020. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to each of these acquisitions and the related equity issuances as if each had occurred on July 1, 2020 The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations. The following table summarizes on an unaudited pro forma basis the Company’s results of operations for the year ended June 30, 2021:

2021
Net revenue	$677,997
Net loss	$(3,513,187)
Net loss per share- basic and diluted	$(0.60)
Weighted average number of shares of common
stock outstanding- basic and diluted	2,117,130

The calculations of pro forma net revenue and pro forma net loss give effect to the business combinations for the period from July 1, 2020 until the respective closing dates for (i) the historical net revenue and net income (loss), as applicable, of the acquired businesses, (ii) incremental depreciation and amortization for each business combination based on the fair value of property, equipment and identifiable intangible assets acquired and the related estimated useful lives, and (iii) recognition of accretion of discounts on obligations with extended payment terms that were assumed in the business combinations.

NOTE 5. NOTES RECEIVABLE

The Company’s wholly-owned subsidiary Sarah Adult Day Services, Inc., has notes receivables from two franchises, which were previously converted from trade receivables. They are as follows:

	March 31,	June 30,
	2022	2021
Notes receivable from a franchise, due in monthly installments of $5,000, no interest, maturing December 2021	$-	$21,468

Notes receivable from a franchise, due in monthly installments of $1,999, no interest, maturing March 2023	23,992	41,985

Note receivable from related party (see Note 17), due in six months, with no installments, 5% interest maturing March 2022	9,294	-
Total notes receivable	33,285	63,453
Less long-term	(5,997)	(14,466)
Total short term notes receivable	$27,289	$48,987

Principal to be collected during the next three years is as follows:

2022	$5,997
2022	27,288
$33,285

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2022 and June 30, 2021:

	March 31, 2022	June 30, 2021

Leasehold improvements	$294,864	$294,864
Vehicles	22,554	22,554
Computer equipment	19,915	12,553
Furniture and fixtures	7,256	5,455
	344,589	335,426
Less: Accumulated depreciation	(47,739)	(9,638)
Property, plant and equipment - net	$296,850	$325,788

The property, plant and equipment was acquired in the acquisition discussed in Note 4. Depreciation expense was $29,826 and $2,738 for the nine months ended March 31, 2022 and 2021. Depreciation expense was $4,757 and $2,738 for the three months ended March 31, 2022 and 2021.

NOTE 7. INTANGIBLE ASSETS

March 31,
2022
Customer relationships	$39,000
Trademarks	390,000
Non-Compete Agreement	1,000
CARF Accreditation	23,000
Franchise Agreements	2,560,000
Less: accumulated amortization	(21,345)
Intangible assets - net	$2,991,655

The Company recently finalized the purchase accounting for the Sarah Care Acquisition as described further in Note 4. As a result, the intangible assets (i.e. customer relationships, trademarks, non-compete agreement, CARF Accreditation and Franchise Agreements) arose from the acquisition. The Company is amortizing these intangible over their respective remaining useful lives. The Company is recording amortization expense in the amount of $21,345 for the nine months ended March 31, 2022.

As of
March 31, 2022
Year ending June 30, 2022	$5,178
Year ending June 30, 2023	20,942
Year ending June 30, 2024	15,534
Total	$41,654

NOTE 8. NOTES PAYABLE, CURRENT

As of March 31, 2022 and June 30, 2021, the Company had $151,960 and $200,705, respectively, in outstanding notes payable. All of these notes were assumed in connection with the acquisition on March 25, 2021.

Ref No.	Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Principal Balance 03/31/22	Principal Balance 6/30/21
1	12/25/2020	$146,021	12/15/2020 (in default)	10	$112,960	$137,755
2	3/25/2021	37,949	6/3/2021	10	-	37,950
3	5/10/2021	20,000	11/10/2021	5	-	20,000
4	6/29/2021	5,000	12/29/2021	5	-	5,000
5	3/24/2022	39,000	9/24/2022	6	39,000
	Total				$151,960	$200,705

NOTE 9. NOTES PAYABLE, RELATED PARTIES, IN DEFAULT

As of March 31, 2022 and June 30, 2021, the Company had $514,438 in outstanding notes payable, related parties. As of March 31, 2022 and June 30, 2021, the Company had $36,180 and $9,459, respectively, in accrued interest related to these notes. All of these notes were assumed in connection with the acquisition on March 25, 2021.

Ref No.	Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Principal Balance 03/31/22	Principal Balance 6/30/21
1	3/25/2021	308,500	6/3/2021	10	308,500	308,500
2	3/25/2021	47,436	6/3/2021	10	47,435	47,435
3	3/25/2021	158,503	6/3/2021	10	158,503	158,503
	Total				$514,438	$514,438

NOTE 10. CONVERTIBLE NOTES PAYABLE, IN DEFAULT

As of March 31, 2022 and June 30, 2021, the convertible notes payable were as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 3/31/22	Principal Balance 6/30/21
8/26/14	50,000	2/26/14	10%	$0.0001	50,000	50,000
6/15/12	8,000	12/15/12	10%	$0.000350	8,000	8,000
10/18/11	1,900	10/18/11	8%	25% discount to market	6,900	6,900
10/3/10	20,000	10/3/12	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	10/31/10	8%	25% discount to average of previous 5 days closing price	4,000	4,000
8/31/09	5,000	8/31/12	12%	lesser $0.01 or 20% discount to market	5,000	5,000
8/26/09	20,000	8/26/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
8/25/09	20,000	8/25/12	12%	lesser $0.01 or 20% discount to market	20,000	20,000
2/26/07	30,000	2/26/09	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	4/17/09	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	6/15/09	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	1/29/09	10%	$0.95	15,000	15,000
4/17/07	15,000	4/17/09	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	12/23/08	10%	$0.95	18,000	18,000
11/30/06	50,000	11/30/08	10%	$0.85	50,000	50,000
9/16/06	100,000	9/9/08	12%	35% discount to market	38,000	38,000
10/1/05	15,000	4/1/07	10%	$0.50	15,000	15,000
Total					$349,900	$349,900

NOTE 11. NOTES PAYABLE, LONG TERM

PPP Loans

On April 21, 2020 and February 10, 2021, the Company received loan proceeds in the amount of approximately $82,600 and $85,920 for a total of $168,520 through Sarah Adult Days Services, Inc. under the Paycheck Protection Program (“PPP”) prior to the March 25, 2021 acquisition. On April 14, 2020 and February 10, 2021, the Company received loan proceeds in the amount of approximately $199,367 and $180,720 for a total of $380,087 through Sarah Day Care Centers, Inc. under the Paycheck Protection Program (“PPP”) prior to the March 25, 2021 acquisition. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period.

The unforgiven portion of the PPP loan is payable over five years at an interest rate of 1%, with a deferral of payments for the first twelve months. The Company was granted forgiveness of $89,920 in PPP loans through Sarah Day Care Centers, Inc. and $82,600 through Sarah Adult Days Services, Inc. As a result, the Company recorded a gain on PPP forgiveness in the amount of $172,520, during the year ended June 30, 2021. On January 20, 2022, the remaining balance of $266,640 on the PPP loan was forgiven. During the nine months ended March 31, 2022 and March 31, 2021, the Company recorded $665 and $0, respectively, in accrued interest related to the PPP loan.

SBA Loan

On June 25, 2020 and January 6, 2021, the Company’s wholly-owned subsidiary, Sarah Day Care Centers, Inc. received proceeds of $150,000 and $200,000, respectively, in the form of an SBA loan. Installment payments, including principal and interest of $1,746 are due monthly beginning on December 22, 2021. The balance of principal and interest is payable thirty years from the promissory note date. The interest accrues at a rate of 3.75% per annum. During the nine months ended March 31, 2022 and March 31, 2021, the Company recorded $1,402 and $0 in accrued interest related to the SBA loan.

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares As of March 31, 2022 and June 30, 2021 the amounts that were reflected in income related to derivatives for the nine months ended March 31, 2022 and 2021:

	March 31, 2022
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	705,173	$(262,247)

	June 30, 2021
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	405,106	$(254,700)

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the nine months ended March 31, 2022 and 2021:

The financings giving rise to derivative financial instruments and the income effects:

	Nine Months Ended
	March 31, 2022	March 31, 2021
Compound embedded derivative	$(7,547)	$(217,549)
Day one derivative loss	-	-
Total derivative gain (loss)	$(7,547)	$(217,549)

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

		March 31,	December 31,
	Inception	2022	2021
Quoted market price on valuation date	$0.01	$0.80	$1.01
Contractual conversion rate	$0.0054 - $0.0081	$0.52 - $0.64	$0.486 - $0.817
Range of effective contractual conversion rates	-	-	-
Contractual term to maturity	1.00 Year	$0.25 Years	0.25 Years
Market volatility:
Volatility	138.28%-238.13%	138.28%-238.13%	138.28%-238.13%
Contractual interest rate	5%-12%	5%-12%	5%-12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the periods ended March 31, 2022 and June 30, 2021.

	March 31, 2022	June 30, 2021
Beginning balance	$254,700	$257,493
Issuances:
Convertible Note Financing	-	-
Removals	-	-
Changes in fair value inputs and assumptions reflected	7,547	223,264
Conversions	-	(226,057)
Ending balance	$262,247	$254,700

The fair value of the compound embedded derivative is significantly influenced by the Company’s trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique.

NOTE 13. STOCKHOLDERS’ EQUITY

On February 11, 2021, the Company filed with FINRA to effectuate a 10,000:1 reverse stock split. FINRA permitted this corporate actions on March 8, 2021. The 10,000:1 reverse split took effect at the open of business on March 9, 2021.

Common Stock

On February 19, 2021, pre-reverse stock split, the Company decreased its authorized shares to 500,000,000 shares of common stock, par value, $0.000001 per share

On September 15, 2021 the Company issued 100,000 common stock, par value, $0.000001 per share, to a consultant for services rendered to the Company.

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

Series A Preferred Stock & Series B Preferred Stock

As of March 31, 2022, the Company had 500,000 shares of Series A Convertible Preferred Stock, par value, $0.000001 per share. Each share of Series A Convertible Preferred Stock is convertible into 100 shares of the Company’s common stock. The Company no longer authorized any Series B Convertible Preferred Stock.

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

NOTE 14. PROVISION FOR CORPORATE INCOME TAXES

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

The valuation allowance at March 31, 2022 was $2,872,502 and as of June 30, 2021 was $2,792,070. The net change in allowance during the nine months ended March 31, 2022 was $80,432.

As of March 31, 2022, the Company has federal net operating loss carry forwards of approximately $13,679,000 available to offset future taxable income through 2040. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the nine months ended March 31, 2022 and 2021 due to losses and full valuation allowances against net deferred tax assets.

As of March 31, 2022 and June 30, 2021, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

Based on management’s review of the Company’s tax position, the Company had no significant unrecognized corporate tax liabilities as of March 31, 2022 and June 30, 2021 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 and 2012 through 2020 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 15. UNPAID PAYROLL TAXES

As of March 31, 2022and June 30, 2021, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $60,402 and $17,401, respectively, subject to further interest and penalties. The total amount due to both taxing authorities including penalties and interest as of March 31, 2022and June 30, 2021 was approximately $77,803 subject to further penalties and interest. This is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Rent

As of March 31, 2022, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

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

On April 21, 2021, the Company, through ten newly-formed, wholly-owned limited liability companies, entered into lease agreements with entities controlled by our Chairman, Charles Everhardt, for ten additional SarahCare locations to be operated by the Company. All of the leases are for a ten-year period beginning on July 1, 2021, and ending on June 30, 2031, with a 5-year renewal option. The rent for each location is $7,500 per month. As of June 30, 2021, the Company has amended the leases to delay commencement until November 1, 2021. On October 29, 2021 the Company amended the leases to delay commencement until May 1, 2022. On April 29, 2022 the Company amended the leases to delay commencement until November 1, 2022.

IRS Tax Lien

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company.

NOTE 17. LEASES

Operating Leases

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

Right-of-use asset is summarized below:

	March 31, 2022
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$130,441	$412,770	$825,582
Less: accumulated amortization	(60,472)	(54,888)	(77,301)	(192,661)
Right-of-use asset, net	$221,899	$75,553	$335,469	$632,921

Operating lease liability is summarized below:

	March 31, 2022
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$222,784	$75,553	$335,469	$633,806
Less: current portion	(66,235)	(49,105)	(65,097)	(180,437)
Long term portion	$156,549	$26,448	$270,372	$453,369

Maturity of the lease liability is as follows:

	March 31, 2022
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Year ending June 30, 2022	$21,160	$40,500	$23,731	$85,391
Year ending June 30, 2023	85,026	40,500	94,923	220,449
Year ending June 30, 2024	85,802	-	94,923	180,725
Year ending June 30, 2025	64,840	-	94,923	159,763
Year ending June 30, 2026	-	-	94,923	94,923
Year ending June 30, 2027	-	-	7,910	7,910
Present value discount	(34,044)	(5,447)	(75,864)	(115,355)
Lease liability	$222,784	$75,553	$335,469	$633,806

Finance leases

The Company leases office equipment under two finance leases with combined monthly payments of $5,897. The leases mature on March 1, 2024 and December 1, 2026.

Finance right of use assets are summarized below:

As of
March 31, 2022
Equipment lease	$127,979
Less accumulated amortization	(42,233)
Finance right of use asset	$85,746

Amortization expense was $42,233 for the nine months ended March 31, 2022 and 2021, respectively.

Finance lease liabilities are summarized below:

As of
March 31, 2022
Equipment lease	$200,975
Less: current portion	(57,706)
Long term portion	$143,269

Equipment Lease
Year Ended June 30, 2022	$18,516
Year Ended June 30, 2023	70,761
Year Ended June 30, 2024	61,167
Year Ended June 30, 2025	32,388
Year Ended June 30, 2026	32,388
Year Ended June 30, 2027	16,194
Total future minimum lease payments	231,414
Less imputed interest	(30,439)
PV of payments	$200,975

NOTE 18. RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2022 and 2021, there were no certain relationships nor related party transactions, except for the following:

As of March 31, 2022, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

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

NOTE 19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through May 19, 2022, the date the financial statements were available to be issued, and determined that there were no such events requiring adjustment to, or disclosure in, the accompanying consolidated financial statements except as described below.

On or about April 26, 2022, the Company entered into an Agreement for Share Exchange (the “Share Exchange Agreement”) to purchase (the “Purchase”) 10,500,000 shares of common stock of Vitality RX, Inc., a Delaware corporation (“Vitality”), representing 100% ownership of Vitality, from Vitality’s five shareholders identified in the Share Exchange Agreement (the “Sellers”), in consideration of the issuance by the Company to the Sellers of 5,500,000 shares of Innovative common stock, and 50,000 shares of Series A Convertible Preferred Stock (which preferred stock is convertible into 5,000,000 shares of common stock) (such shares of common stock and preferred stock collectively the “Shares”). On or about April 28, 2022, the Purchase was closed, Innovative acquired Vitality from the Sellers, and Innovative issued the Shares to the Sellers.

Pro Forma Disclosures

The acquisition was a new company, formed in April 2022, with no activity and the pro forma disclosures are the same as the disclosed numbers for the Company’s consolidated financial statements.

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

Overview

Innovative MedTech, Inc. (the “Company”), a Delaware corporation, is a provider of health and wellness services. On March 25, 2021, the Company acquired SarahCare for a total of $3,718,833; $2,000,110 was paid in cash and the Company assumed approximately $393,885 in debt due to sellers, and the remaining is payable through a royalty fee liability due in the amount of $1,500,000, less legal fees of approximately $175,000. With 26 centers (2 corporate and 24 franchise locations) located in 13 states, SarahCare offers seniors daytime care and activities focusing on meeting their physical and medical needs on a daily basis, and ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives. We are now focusing all of our efforts on our senior care operations and development of a digital healthcare debit card and wallet, which will have a loyalty program and offer discounts and savings.

As of March 31, 2022, the Company had current assets of $507,825. The Company has a limited amount of liquid cash and no other liquid assets on hand as of March 31, 2022, and this is not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

For the quarter ended March 31, 2022, we recorded gross revenues of $291,787, versus $71,201 for the quarter ended March 31, 2021. This increase is due to an increase in participants returning to our centers.

For the quarter ended March 31, 2022, operating expenses increased to $485,961 from $477,491, a $8,470 increase, or 1.77%, over the quarter ended March 31, 2021. The increase is due to an increase in operating expenses for SarahCare’s operational expenses in 2022.

For the quarter ended March 31, 2022, interest expense on our convertible notes payable increased to $28,580 from $15,390, an increase of 85.71% over the quarter ended March 31, 2021. This increase is primarily due to an increase in the amount of convertible notes taken in by the Company.

For the quarter ended March 31, 2022, we realized a net income of $78,457 as compared to a net loss of $2,167,481 for the quarter ended March 31, 2021. The decrease in our net loss of $2,245,938 was primarily due to the loss on extinguishment of debt and gain on forgiveness of PP loan.

Results of Operations for the Nine months ended March 31, 2022 and 2021

For the nine months ended March 31, 2022, we recorded gross revenues of $939,061, versus $71,201 for the nine months ended March 31, 2021. This increase is due to an increase in participants returning to our centers

For the nine months ended March 31, 2022, operating expenses increased to $1,577,263 from $587,415, a $993,141 increase, or 168.51%, over the nine months ended March 31, 2021. The increase is due to an increase in expenses due to SarahCare’s operational expenses in 2022.

For the nine months ended March 31, 2022, interest expense on our convertible notes payable decreased to $78,455 from $162,793, a decrease of 51.81% over the nine months ended March 31, 2021. This decrease is primarily due to a decrease in interest expense and fair value of derivatives, because of the conversions of a majority of the outstanding convertible notes to common stock, and due to an increase in other income.

For the nine months ended March 31, 2022, we realized a net loss of $379,717 as compared to a net loss of $2,557,353 for the nine months ended March 31, 2021. The decrease in our net loss of $2,177,636 was primarily due to the loss on extinguishment of debt, a gain on forgiveness of PP loan, and a decrease in interest expense and fair value of derivatives.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2022, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than as disclosed herein, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

As of March 31, 2022, Innovative MedTech, Inc. was not a party to any material legal proceedings. We currently have seventeen (17) convertible promissory notes that are in default, and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders, including the Notice of Commencement of Action Subject to Mandatory Electronic Filing described below.

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

To date, we have not generated significant revenues. Our net income for the three months ended March 31, 2022 and 2021 were $78,457 and a net loss of $2,167,481 respectively. As of March 31, 2022, we realized an accumulated deficit of $15,295,729 and we had $258,376 cash on hand. Our revenues have not been sufficient to sustain our operations and we expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. As such, we expect that we will continue to need significant financing to operate our business. Furthermore, there can be no assurance that additional financing will be available or that the terms of such additional financing, if available, will be acceptable to us. If additional financing is not available or not available on terms acceptable to us, our ability to fund our operations or otherwise respond to competitive pressures may be significantly impaired. We could also be forced to curtail our business operations, reduce our investments, decrease or eliminate capital expenditures and delay the execution of our business plan, including, without limitation, all aspects of our operations, which would have a material adverse affect on our business. The items discussed above raise substantial doubt about our ability to continue as a going concern. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our products achieve market acceptance and whether we obtain additional financing. We may not achieve our business objectives and the failure to achieve such goals would have a materially adverse impact on us.

We have experienced recurring losses from operations and negative cash flows from operating activities and anticipate that we will continue to incur operating losses in the future.

We have experienced recurring losses from operations and negative cash flows from operating activities. We expect to continue to incur significant expenses related to our ongoing operations and generate operating losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We incurred net income of $78,457 for the quarter ended March 31, 2022, and our accumulated deficit was $15,295,729 as of March 31, 2022.

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

We currently have Accrued and Unpaid Payroll Taxes.

As of March 31, 2022 and June 30, 2021, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $60,402 and $17,401, respectively, plus applicable interest and penalties. The total amount due to both taxing authorities including penalties and interest a of March 31, 2022 and June 30, 2021 was approximately $77,803 subject to further penalties and interest plus accruals on unpaid wages. The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company. If we are unable to resolve these tax liabilities such failure could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

In order to increase our cash position and preserve financial flexibility in responding to the impacts of the COVID-19 pandemic on our business, we secured $266,640 in loans under the CARES Act Paycheck Protection Program, which has since been forgiven. In the event we elect or are required to repay the PPP loan, our liquidity will be reduced by the amount of the repayment. Our level of debt could have important consequences to investors, including:

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

State regulations governing adult day care centers typically require that adult day care center participants have the right to terminate their adult day care Consent to Service agreements for any reason on reasonable (30 to 60 days’) notice. Some of our franchisee request two weeks notice for termination, but this is not a requirement. Should a large number of our participants elect to terminate their Consent to Service agreements at or around the same time, our revenues and earnings could be materially and adversely affected. In addition, the advanced ages of our adult day care participants may result in high participant turnover rates.

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

There are approximately 5,685 adult day care centers (according to AgingInPlace.org) in the U.S. may be part of stand-alone adult centers specifically set up to provide day care to seniors, 70 percent are affiliated with or operate within senior centers, churches, medical centers or residential care facilities. Two of our larger competitors include Active Day, with approximately 100 locations, and Easter Seals, a non-profit with 69 affiliates. Programs run from several hours to a full day. Participants may attend daily, a few times a week, weekly, or just for special activities. Weekend and evening care are less common, although this is changing as demand for adult day care rises. We also compete with home care and in-home medical care professionals and enterprises.

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

One component of our long-term growth strategy is to open new franchise centers and to operate those centers on a profitable basis, often in untested geographic areas. As of March 31, 2022, we owned or franchise 26 centers. We have limited or no prior experience operating in a number of geographic areas. We may encounter difficulties, including reduced patient volume related to inclement weather, as we attempt to expand into those untested geographic areas, and we may not be as successful as we are in geographic areas where we have greater familiarity and brand recognition. We may not be able to open new company-owned or franchised centers as quickly as planned. In the past, we have experienced delays in opening some franchised and company-owned or franchised centers, for various reasons, including construction permitting, landlord responsiveness, and municipal approvals. Such delays could affect future center openings. Delays or failures in opening new centers could materially and adversely affect our growth strategy and our business, financial condition and results of operations.

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

A substantial portion of our revenues comes from royalties generated by our franchised centers, which royalties are based on the revenues generated by those centers. We anticipate that franchise royalties will represent a substantial part of our revenues in the future. As of March 31, 2022, we had franchisees operating or managing 24 centers. We rely on the performance of our franchisees in successfully opening and operating their centers and paying royalties and other fees to us on a timely basis. Our franchise system subjects us to a number of risks as described here and in the next four risk factors. These risks include a significant decline in our franchisees’ revenue, which has occurred as a result of the current COVID-19 pandemic. Furthermore, we have taken actions to support our franchisees experiencing challenges during the COVID-19 pandemic, further reducing our royalty revenues and other fees from franchisees. These actions included a waiver of the minimum royalty requirement for any centers that were closed because of government orders, until they were able to re-open. We may need to re-implement, expand or extend these accommodations to franchisees, further reducing our revenues from franchised centers. These accommodations, the decline in our franchisees’ revenue and the occurrence of any of the other events described here and in the next four risk factors could impact our ability to collect royalty payments from our franchisees, harm the goodwill associated with our brand, and materially adversely affect our business and results of operations.

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

Our franchise agreements specify a timetable for opening the center. Failure by our franchisees to open their centers within the specified time limit would result in the reduction of royalty payments we would have otherwise received and could result in the termination of the franchise agreement. As of March 31, 2022, we had 24 active franchise locations.

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

Although immunization against COVID-19 is in process, it is expected to continue through 2022 with considerable effort and expense, for all of the participants and team members in our adult day care centers to be vaccinated and even longer for the vaccines to be produced, distributed and administered to a sufficient number of people to enable the cessation of the Pandemic. In addition, we may be subject to claims by participants and team members related to vaccine administration by us or the care provided by us following administration of the vaccine and we cannot be sure we will be protected from liability as a result of being a “Covered Person” under the Public Readiness and Emergency Preparedness Act.

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

COVID-19 has been particularly harmful to seniors and persons with pre-existing health conditions. If the adult day care industry continues to experience high levels of COVID-19 infections among participants and related deaths, and news accounts emphasize these experiences, seniors may delay or forgo moving into adult day care centers or using other services provided by adult day care operators. As a result, our adult day care centers’ business and our results of operations may experience a long-term significant detrimental impact. Of the participants who attended our centers through March 31, 2022 less than 1% contracted COVID and no one passed away.

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

We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it more difficult for us to comply. Based on the self-assessment completed as of March 31, 2022, we are currently in compliance with the Payment Card Industry Data Security Standard, or PCI DSS, the payment card industry’s security standard for companies that collect, store or transmit certain data regarding credit and debit cards, credit and debit card holders and credit and debit card transactions. There is no guarantee that we will maintain PCI DSS compliance. Our failure to comply fully with PCI DSS in the future could violate payment card association operating rules, federal and state laws and regulations and the terms of our contracts with payment processors and merchant banks. Such failure to comply fully also could subject us to fines, penalties, damages and civil liability and could result in the suspension or loss of our ability to accept credit and debit card payments. Although we do not store credit card information and we do not have access to our patients’ credit card information, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss, or misuse of data pertaining to credit and debit cards, credit and debit card holders and credit and debit card transactions.

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

As of March 31, 2022 the Company’s executive officers and directors owned approximately 27.79% of the Company’s outstanding common stock and 27.36% of the Company’s outstanding Preferred Stock. By virtue of such stock ownership, the principal shareholders are able to substantially affect the election of the members of the Company’s Board of Directors and to generally exercise control over the affairs of the Company. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control of the Company that might otherwise be beneficial to stockholders. There can be no assurance that conflicts of interest will not arise with respect to such directors or that such conflicts will be resolved in a manner favorable to the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended March 31, 2022, the Company did not have any unregistered sales of any equity securities.

Item 3. Defaults Upon Senior Securities.

During the fiscal quarter ended March 31, 2022, the Company was in default under the majority of its outstanding legacy convertible notes.

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
10.1

Standard Office Lease by and between DeVille Developments, LLC, and Sarah Adult Day Services, Inc., dated June 2, 2017 (incorporated by reference to the Company’s Registration Statement on Form 10 filed with the SEC on July 30, 2021)

10.2

Lease by and between Stow Professional Center, LLC, and Sarah Day Care Centers, Inc., dated September 4, 2014 (incorporated by reference to the Company’s Registration Statement on Form 10 filed with the SEC on July 30, 2021)

10.3

Lease Agreement by and between S. Frank Prof. Bldg., LLC, and Sarah Day Care Centers, Inc., dated March 20, 2018 (incorporated by reference to the Company’s Registration Statement on Form 10 filed with the SEC on July 30, 2021)

10.4

Stock Purchase Agreement by and among Innovative MedTech, Inc., Sarah Adult Day Services, Inc., Sarah Day Care Centers, Inc., The Sellers Named Herein, Dr. Merle Griff, as the Seller Representative, and Veteran Services LLC, dated as of March 25, 2021 (incorporated by reference to the Company’s Registration Statement on Form 10 filed with the SEC on July 30, 2021)

10.5

Share Exchange Agreement, by and between Innovative MedTech, Inc., VC Bin, LLC, Webb Media, LLC, Melides Capital, LLC, Ronald Schreiber, and Dovner Holdings, LLC, dated April 26, 2022 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2022)

14.1	Code of Ethics (Incorporated by reference to the Company’s Form SB-2 filed with the SEC on May 12, 2006)
31.1 *	Certification by the Principal Executive Officer
31.2 *	Certification by the Principal Accounting Officer
32.1 *	Certification by the Principal Executive Officer
32.2 *	Certification by the Principal Accounting Officer
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: May 23, 2022

