Form 10-K
period 2022-06-30
INNOVATIVE MEDTECH, INC.
filed 2022-10-13
CIK 1331612

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2022

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

On December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5,463,812, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative trading system (ATS) of $1.01. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

The number of the registrant’s shares of common stock outstanding was 21,157,327 as of October 13, 2022.

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

The Company has also been working on launching an RX Vitality wallet digital offering and mobile app which, once implemented and live, the Company’s digital healthcare wallet will be able to be accessed by customers via mobile wallet on both the Apple iOS and Android App Stores. The Company intends to have a physical healthcare card as well.

On April 1, 2022, the Company partnered with TruCash Group of Companies Inc. (“TruCash”), a leading global payments provider, to launch an all-in-one Super Healthcare App, called RX Vitality Wallet, that will be designed to cater to consumers, patients, hospitals, seniors, and governments, with a solid platform of benefits and online banking.  The RX Vitality digital healthcare wallet is being designed to offer 20%-75% pharmaceutical discounts at 65,000 pharmacies across the United States, including Walgreens and CVS. In addition, we plan to offer health and wellness discounts at 500+ online merchants, as well as earning points on our Loyalty Program. The Company intends to generate revenue from its digital wallet and mobile app in multiple ways, including but not limited to monthly recurring fees, transfer fees, and the inter-exchange rate.   On June 15, 2022, the Company’s RX Vitality digital healthcare wallet became for download at the Apple iOS App store for Apple iPhone users. The Company’s app has also been approved and is available on the Google Play Store.

On April 5, 2022, the Company engaged mPulse Mobile, a leader in conversational AI and digital engagement solutions for the healthcare industry, to drive engagement with the Company’s digital app and wallet (currently under development).

On April 28, 2022, the Company entered into a share exchange agreement with RX Vitality, Inc. (“RX Vitality”), a media and finance advisory company.

On May 13, 2022, the Company entered into a partnership with VSUSA Corp. (“VSUSA”), a non-for-profit organization that empowers Veterans and Seniors by offering services designed to build successful life transitions with access to workforce and independent housing; health services; and social service programs in communities across the United States.  The partnership will permit the Company to use the VSUSA logo on the back of its Vitality Debit Card. For this, the Company will give up to 1% of its revenue generated from its Vitality Debit Card to VSUSA.  The Company’s Chairman is a principal and co-Founder of VSUSA.

On June 1, 2022, the Company announced that Dr. Merle Griff, SarahCare’s Founder and CEO, will also be CEO of the Company.

General Overview

Description of Business

The Company is a provider of health and wellness services, and has two divisions: the RX Vitality digital wallet and health care app (available on both the iOS and Google Play App Stores), and the company’s wholly owned subsidiary SarahCare, an adult day care center franchisor with 2 corporate owned centers and 24 franchise locations across the United States. SarahCare offers seniors daytime care and activities ranging from exercise and medical needs daily to nursing care and salon services. On March 25, 2021, the Company acquired SarahCare for a total of $3,718,833; $2,000,110 was paid in cash and the Company assumed approximately $393,885 in debt due to sellers, and the remaining is payable through a royalty fee liability due in the amount of $1,500,000. With 26 centers (2 corporate and 24 franchise locations) located in 13 states, SarahCare offers seniors daytime care and activities focusing on meeting their physical and medical needs on a daily basis, and ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives.

On April 1, 2022, the Company partnered with TruCash Group of Companies Inc. (“TruCash”), a leading global payments provider, to launch an all-in-one Super Healthcare App, called RX Vitality Wallet, that will be designed to cater to consumers, patients, hospitals, Seniors, and governments, with a solid platform of benefits and online banking.  The RX Vitality digital healthcare wallet is being designed to offer 20%-75% pharmaceutical discounts at 65,000 pharmacies across the United States, including Walgreens and CVS. In addition, we plan to offer health and wellness discounts at 500+ online merchants, as well as earning points on our Loyalty Program. The Company intends to generate revenue from its digital wallet and mobile app in multiple ways, including but not limited to monthly recurring fees, transfer fees, and the inter-exchange rate.    On June 15, 2022, the Company’s RX Vitality digital healthcare wallet became available for download at the Apple iOS App store for Apple iPhone users. The Company’s app has also been approved and is available on the Google Play Store.

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

Who we care for

We have trained staff including nurses who specialize in caring for those with various impairments and health related problems, including but not limited to: frailty and physical dependence, memory impairment, stroke and Parkinson’s disease, chronic diseases, and isolation and depression.

Nursing assistants and other trained staff are always there to assist participants in ambulating and moving through all of our activities throughout the day. Activities are adapted for specific physical challenges so that no one ever feels left out. Yes, seniors who are wheelchair bound are very welcome in our centers. We handle a loved one’s challenging issues with care and consideration. If a loved one is wheelchair bound, multiple staff members are available at any given time if they need the assistance of more than one person. If a loved one needs help with toileting and/or bathing, we have specially trained staff to assist them. Our bathing areas are designed to give them as much privacy and dignity as possible.

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

State and Federal Licenses. Both the company owned centers and the franchise centers acquire the required licenses prior to opening in their respective states. Not all states, such as Ohio, require a license to operate an ADHC (Adult Day Health Center), while other states, such as Pennsylvania, have strict licensing regulations. If a center wants to accept Medicaid participants, then they must complete the Medicaid certification process. The VA (Veterans Affairs) has their own standards and survey process in order to obtain an agreement/contract with the VA. All of these programs are administered by individual states. Every center follows the regulations as interpreted by the VA center in the specific area in which their center is located.

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

In the event we receive rebates from any suppliers to our franchisees, these funds will be used for marketing and promotional purposes. We estimate that, collectively, the purchases and leases you obtain according to our specifications or from approved or designated suppliers represent between 2.5%-7.5% of your total purchases and leases in connection with the establishment and operation of the SARAH Business. During the fiscal year ending June 30, 2022, we did not receive any rebates or other payments from suppliers based on their sales to franchisees and neither we nor our affiliates sold or leased any products or services to franchisees.

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

425 Technology Dr. Malvern, PA 19355

2030 Ardmore Blvd. Pittsburgh, PA 15221

1726 S. Broad St, Philadelphia, PA 19145

Texas - 157 Nursery Road The Woodlands, TX 77380

23972 Highway 59 N. Kingwood, TX 77339

We have two international centers in the United Arab Emirates and Saudi Arabia, that are franchised, but are not yet open. We do not have an expected date as to when they will be open, if ever.

Below is a list of our current corporate (2) locations:

SarahCare of Belden - 6199 Frank Ave NW, North Canton, OH 44720

SarahCare of Stow - 4472 Darrow Road, Stow, OH 44224

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

On April 21, 2021, the Company, through ten newly-formed, wholly-owned limited liability companies, entered into lease agreements with entities controlled by our Chairman, Charles Everhardt, for ten additional SarahCare locations to be operated by the Company. All of the leases are for a ten-year period beginning on July 1, 2021, and ending on June 30, 2031, with a 5-year renewal option. The rent for each location is $7,500 per month. As of June 30, 2021, the Company amended the leases to delay commencement until November 1, 2021.As of November 1, 2021, the Company amended the leases to delay commencement until May 1, 2022. As of April 30, 2022, the Company amended the leases to delay commencement until November 1, 2022. On August 19, 2022, the Company and landlord mutually agreed to terminate the Austin lease.

The nine locations are as follows:

Texas – 9090 Southwest Freeway, Houston, TX 77074 – approximately 8,500 sq. ft.

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

Reinvest in our Technology

We are continuing to examine ways to improve and enhance our technology offerings to improve efficiencies in our operations. Further, we are evaluating new software and medical device technology to use at our centers to help with our participants who are experiencing chronic conditions. We believe placing new technologies at our centers to further meet the needs of our participants will help us to stand out in the daycare market and attract further participants to our centers. As we continue to evaluate new ways of bringing new technologies and efficiencies to our operations, we believe we will be able to attract new participants and potentially reduce medical costs.

Industry Overview

Healthcare spending in the United States has grown at approximately 5% per year from 2013 to 2018, and in 2018 represented $3.6 trillion of annual spend, or 17.7% of U.S. GDP. The overall growth rate of healthcare spending is expected to accelerate due to the aging population. Furthermore, the government’s share of total healthcare spend through programs such as Medicare and Medicaid is expected to grow from approximately 37% today to more than 40% as early as 2025, indicating faster growth in government-sponsored healthcare than the overall market. There are approximately 6,000 senior daycare centers across the United States. The industry market size is approximately $6.4 billion and expected to rise 25% over the next five years. Each senior daycare center has an average of 60 participants with daily participants of 351,900 using senior daycare services.

Employees

As of June 30, 2022, the Company had 40 employees. This does not include the employees of the independently owned and run franchise locations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

As of June 30, 2022, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space at this time but expects to enter into a month-to-month office lease for this space.

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

On April 21, 2021, the Company, through ten newly-formed, wholly-owned limited liability companies, entered into lease agreements with entities controlled by our Chairman, Charles Everhardt, for ten additional SarahCare locations to be operated by the Company. All of the leases are for a ten-year period beginning on July 1, 2021, and ending on June 30, 2031, with a 5-year renewal option. The rent for each location is $7,500 per month. As of the June 30, 2021, the Company amended the leases to delay commencement until November 1, 2021. As of November 1, 2021, the Company amended the leases to delay commencement until May 1, 2022. As of April 30, 2022 the Company amended the leases to delay commencement until November 1, 2022. On August 19, 2022, the Company and landlord mutually agreed to terminate the Austin lease.

The 9 leases are in the following locations:

Texas – 9090 Southwest Freeway, Houston, TX 77074 – approximately 8,500 sq ft.

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

As of June 30, 2022, we were not a party to any material legal proceedings. We currently have twenty (20) convertible promissory notes that are in default, and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders, including the below.

On April 7, 2013, three note holders (Brook Hazelton, Benjamin M. Manalaysay, Jr., and Diego McDonald, the “Plaintiffs”), whom together invested a total principal amount of $45,000 in the form of Convertible Promissory Notes (the ”Notes”) to the Company, together filed a “Notice of Commencement of Action Subject to Mandatory Electronic Filing” in the Supreme Count of the State of New York, County of New York. The Plaintiffs alleged that the Company breached their contracts with the Plaintiffs and included causes of action for unjust enrichment and related claims, seeking repayment of each of their respective convertible promissory notes plus interest. On or about February 24, 2014, the three Plaintiffs received judgment against the Company from the court in the amounts of $33,686.82, $8,546.87 and $33,696.69, respectively.

Our wholly owned subsidiary, SarahCare, is not involved in any legal proceedings at this time.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the OTC Link ATS (the alternative trading system operated by OTC Markets Group, Inc.) under the symbol “IMTH”. As of June 30, 2022, the Company’s common stock was held by 168 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about May 7, 2007. On February 11, 2021, the Company filed with FINRA to effectuate a 10,000:1 reverse stock split. FINRA permitted this corporate actions on March 8, 2021. The 10,000:1 reverse split took effect at the open of business on March 9, 2021.

The following information reflects the high and low prices of the Company’s common stock, and the Company’s reverse stock split is reflected in the increase in the high and low bid prices for the fourth quarter of 2022. High and low prices are from prices reported by OTCMarkets.com.

Quarterly period	High	Low
Fiscal year ended June 30, 2022:
First Quarter	$1.765	$0.35
Second Quarter	$1.59	$0.28
Third Quarter	$1.84	$0.53
Fourth Quarter	$3.49	$0.80

Fiscal year ended June 30, 2021:
First Quarter	$0.0002	$0.0001
Second Quarter	$0.0003	$0.0001
Third Quarter	$0.0024	$0.0001
Fourth Quarter	$4.99	$0.90

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

Related Stockholder Matters

None.

Purchase of Equity Securities

None.

Recent Sales of Unregistered Equity Securities

During the fiscal quarter ended June 30, 2022, the Company did not have any unregistered sales of any equity securities, except as described below.

On or about April 26, 2022, the Company issued the Sellers of Vitality RX, Inc. 5,500,000 common shares, par value, $0.000001 per share, valued at $5,500,000. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

On or about April 26, 2022, the Company issued the Sellers of Vitality RX, Inc. 50,000 shares of Series A Convertible Preferred Stock, par value, $0.000001 per share, valued at $5,000,000.  These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transaction did not involve a public offering.

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

The Company has also been working on launching an RX Vitality wallet digital offering and mobile app which, once implemented and live, the Company’s digital healthcare wallet will be able to be accessed by customers via mobile wallet on both the Apple iOS and Android App Stores. The Company intends to have a physical healthcare card as well.

On April 1, 2022, the Company partnered with TruCash Group of Companies Inc. (“TruCash”), a leading global payments provider, to launch an all-in-one Super Healthcare App, called RX Vitality Wallet, that will be designed to cater to consumers, patients, hospitals, Seniors, and governments, with a solid platform of benefits and online banking.  The RX Vitality digital healthcare wallet is being designed to offer 20%-75% pharmaceutical discounts at 65,000 pharmacies across the United States, including Walgreens and CVS. In addition, we plan to offer health and wellness discounts at 500+ online merchants, as well as earning points on our Loyalty Program. The Company intends to generate revenue from its digital wallet and mobile app in multiple ways, including but not limited to monthly recurring fees, transfer fees, and the inter-exchange rate.    On June 15, 2022, the Company’s RX Vitality digital healthcare wallet became available for download at the Apple iOS App store for Apple iPhone users. The Company’s app has also been approved and is available on the Google Play Store.

On April 5, 2022, the Company engaged mPulse Mobile, a leader in conversational AI and digital engagement solutions for the healthcare industry, to drive engagement with the Company’s digital app and wallet (currently under development).

On April 28, 2022, the Company entered into a share exchange agreement to acquire RX Vitality, Inc. (“RX Vitality”), a media and finance advisory company.

On May 13, 2022, the Company entered into a partnership with VSUSA Corp. (“VSUSA”), a non-for-profit organization that empowers Veterans and Seniors by offering services designed to build successful life transitions with access to workforce and independent housing; health services; and social service programs in communities across the United States.  The partnership will permit the Company to use the VSUSA logo on the back of its Vitality Debit Card. For this the Company will give up to 1% of its revenue generated from its Vitality Debit Card to VSUSA.  The Company’s Chairman is a principal and co-Founder of VSUSA.

On June 1, 2022, the Company announced that Dr. Merle Griff, SarahCare’s Founder and CEO, will also be CEO of the Company.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED JUNE 30, 2022 TO THE YEAR ENDED JUNE 30, 2021

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended June 30, 2022 and 2021, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $32,903,328 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

Operating Results

Our operating results for the years ended June 30, 2022 and 2021, and the changes between those periods for the respective items, are summarized as follows:

	Year Ended
	June 30,		Change
	2022	2021	Amount
Operating loss	$(18,258,093)	$(708,875)	$(17,549,218)
Other income (expense)	199,739	(2,556,082)	2,755,821
Net loss	$(18,058,354)	$(3,264,957)	$(14,793,397)

Revenues

Our revenue increased to $1,297,613 for the year ended June 30, 2022, from revenue of $349,143 in the comparative year ended June 30, 2021, due primarily to the reduced number of closures of our SarahCare centers due to Covid-19 during the most recent fiscal year as compared to the prior fiscal year. The following table presents revenue expenses for the years ended June 30, 2022 and 2021:

	Year Ended
	June 30,		Change
	2022	2021	Amount
Patient fees	$794,027	$196,332	$597,695
Franchise fees	503,586	152,811	350,775
Total revenue	$1,297,613	$349,143	$948,470

Operating Loss

Our loss from operations increased to $18,258,093 during the year ended June 30, 2022, from an operating loss of $708,875 in the comparative year ended June 30, 2021. The following table presents operating expenses for the years ended June 30, 2022 and 2021:

	Year Ended
	June 30,		Change
	2022	2021	Amount	Percentage
General and administrative	$933,268	$295,475	$637,793	215.85%
Salaries and wages	921,022	197,883	723,139	365.44%
Licensing fees	750,000	-	750,000	100%
Consulting fees	16,838,885	305,000	16,533,885	5,420.95%
Legal and professional fees	112,531	259,660	(147,129)	(56.66%)
Total operating expenses	$19,555,706	$1,058,018	$18,497,688	1,748.33%

The Company recorded $933,269 in general and administrative fees during the year ended June 30, 2022, as compared to $295,475 for the prior fiscal year, with the increase primarily due to the Company’s stock exchange with Vitality RX and increased administrative expenses associated with it. We realized a decrease of $147,129 in legal and professional fees during the year ended June 30, 2022, as compared to the same period in the prior fiscal year. We realized an increase of $723,139 in salaries and wages during the year ended June 30, 2022, as compared to the same period in the prior fiscal year, primarily due to increasing operations during the most recent fiscal year as compared to the prior fiscal year. Stock-based compensation increased from $0 during the year ended June 30, 2021, to $16,628,360 during the year ended June 30, 2022, primarily due to consulting arrangements with the former principals of Vitality RX during the most recent fiscal year.

Other Income (Expense)

The following table presents other income and expenses for the year ended June 30, 2022 and 2021:

	Year Ended
	June 30
	2022	2021
Loss on extinguishment of debt	$-	$(1,660,797)
Loss on impairment of goodwill	-	(806,690)
Interest expense, related parties	(8,972)	-
Interest expense	(182,500)	(172,286)
Impairment of ROU asset	(84,364)	-
Change in fair value of derivatives	28,115	(223,264)
Gain on disposal of fixed assets	-	2,695
Other income	180,820	131,740
Gain on PPP loan forgiveness	266,640	172,520
Total other income (expense)	$199,739	$(2,556,082)

During the year ended June 30, 2022, the Company did not recognize a loss on extinguishment of debt or impairment of goodwill, but it recognized a significant loss on extinguishment of debt and impairment of goodwill during the fiscal year ended June 30, 2021. During the year ended June 30, 2022, the Company did not recognize a gain on disposal of fixed assets (but it recognized a gain of $2,695 during the prior fiscal year), but it did recognize other income of $180,820 and a gain on the PPP loan forgiveness of $266,640, as compared to smaller other income and gain on PPP loan forgiveness amounts during the prior fiscal year. During the year ended June 30, 2022, interest expense decreased to $182,500 from $172,286 for the prior fiscal year ended June 30, 2021, and interest expense, related parties, increased to $8,972 from $0 for the prior fiscal year. During the year ended June 30, 2022, there was a decrease in the fair value of derivatives declined to $28,115 from ($233,264) for the prior fiscal year ended June 30, 2021.

Net Loss

The Company incurred a $18,058,354 net loss during the year ended June 30, 2022, compared to net loss of $3,264,957 in the prior fiscal year. The increasing net loss is primarily due to the increase in the Company’s operating expenses, specifically its stock compensation expense due to consulting arrangements with the former principals of Vitality RX during the most recent fiscal year ended June 30, 2022, partially offset by increasing other income.

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

Working Capital

The following table presents our working capital position as of June 30, 2022 and 2021:

	Year Ended
	June 30,		Change
	2022	2021	Amount	Percentage
Cash	$301,337	$433,435	$(132,098)	(30.48%)
Accounts receivable	186,285	178,555	7,730	4.33%
Deposits and Prepaid expenses	-	1,745	-	0.00%
Notes receivable	27,289	48,987	(21,698)	(79.51%)
Current Assets	514,911	662,722	(147,811)	(28,71%)
Current Liabilities	3,852,427	2,792,271	1,060,156	37.97%
Working Capital (Deficit)	$(3,337,516)	$(2,129,549)	$1,207,967	56.72%

The change in working capital during the year ended June 30, 2022, was primarily due to a decrease in current assets of $147,811 in conjunction with an increase in current liabilities of $1,060,157. Current assets decreased primarily due to a decrease in cash in the amount of $132,908. Current liabilities increased primarily due to the stock exchange with Vitality RX.

Cash Flow

The following tables presents our cash flow for the year ended June 30, 2022 and 2021:

	Year ended
	30-June
	2022	2021
Cash from operating activities	$(582,878)	$28,100
Cash flows in investing activities	(10,199)	(1,561,837)
Cash from financing activities	460,979	1,966,406
Net change in cash for the period	$(132,098)	$432,669

Cash Flows from Operating Activities

For the year ended June 30, 2022, net cash flows used in operating activities decreased to ($582,878) from $28,100 for the year ended June 30, 2021, due primarily to the Company’s due to an increase in operating expenses during the most recent fiscal year.

Cash Flows from Investing Activities

For the year ended June 30, 2022, net cash flows used in investing activities decreased to ($10,199) from ($1,561,837) for the year ended June 30, 2021, due a decrease in investing activity during the most recent fiscal year.

Cash Flows from Financing Activities

For the year ended June 30, 2022, net cash flows from financing activities decreased to $460,979 from $1,966,406 for the year ended June 30, 2021, due to a decrease in proceeds from the sale of stock during the most recent fiscal year.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2022 and 2021.

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

The Company evaluates its potential variable interest entity (“VIE”) relationships under certain criteria as provided for in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). ASC 810 broadly defines a VIE as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company performs this evaluation on an ongoing basis and consolidates any VIEs for which the Company is determined to be the primary beneficiary, as determined by the Company's power to direct the VIE's activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that sometimes exceeds over $250,000 federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents As of June 30, 2022 and 2021.

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

Recently Issued Accounting Pronouncements

As of and for the year ended June 30, 2022, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative MedTech, Inc. (the Company) as of June 30, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the two years then ended, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred net losses and has limited revenues. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

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

3001 N. Rocky Point Dr. East, Suite 200 * Tampa, Florida 33607 * 813.367.3527

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

Purchase Price Allocation

As described in Note 4 to the Company’s consolidated financial statements, the Company acquired two companies during the year ended June 30, 2021, with the purchase price allocation being completed during the year ended June 30, 2022. The Company accounted for the acquisition in accordance with ASC 805, Business Combinations.

We identified the Company’s purchase price allocation for the business acquisitions as a critical audit matter. The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

•	We obtained the acquisition agreements and performed the following procedures:

-	Reviewed agreements for all relevant terms, consideration and other relevant information.

-	Tested supporting documentation related to the acquired companies in determining the identifiable assets and liabilities.

-	Reviewed the guidance related to ASC 805 to determine the acquisitions were appropriately accounted for by the Company.

-	Reviewed the work of the Company’s specialist to allocate the purchase price to determine whether the assumptions used in the allocation were reasonable based on the circumstances.

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2011.

Tampa, Florida

October 13, 2022

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	June 30, 2021
Assets
Current assets
Cash	$301,337	$433,435
Accounts receivable, net	186,285	178,555
Notes receivable	27,289	48,987
Prepaid expenses	-	1,745
Total current assets	514,911	662,722

Notes receivable, non-current	-	14,466
Deposits	6,716	10,331
Right-of-use asset	589,361	757,313
Finance lease asset, net	20,655	-
Property and equipment, net of accumulated depreciation	332,891	325,788
Intangible assets, net	3,157,733	-
Goodwill	177,777	3,361,777
Total Assets	$4,800,044	$5,132,397

Liabilities & Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,594,503	$775,969
Accrued interest	537,451	527,224
Accrued interest, related parties	47,763	9,459
Notes payable, related parties, current	732,562	514,438
Notes payable, current	180,626	238,686
Convertible notes payable, current	304,900	304,900
Derivative liability	226,585	254,700
Finance lease liability	42,855	-
Operating lease liability	185,182	166,895
Total current liabilities	3,852,427	2,792,271

Royalty liability, net of discount	1,459,552	1,388,513
Finance lease liability, non-current	143,269	-
Operating lease liability, non-current	405,235	590,418
Paycheck protection loan	-	266,640
SBA Loan	350,000	150,000
Total Liabilities	6,210,483	5,187,842

Commitments and contingencies (Note 16)

Stockholders’ Deficit
Series A Preferred stock, $0.000001 par value; 500,000,000 authorized: 367,500 and 317,500 shares issued and outstanding at June 30, 2022 and 2021, respectively	-	-
Common stock, $0.000001 par value; 130,000,000 shares authorized; 21,157,327 and 15,557,327 shares issued and outstanding at June 30, 2022 and 2021, respectively	21	16
Additional paid in capital	31,563,906	14,860,551
Accumulated deficit	(32,974,366)	(14,916,012)
Total Stockholders’ Deficit	(1,410,439)	(55,445)
Total Liabilities and Stockholders’ Deficit	$4,800,044	$5,132,397

See accompanying notes to consolidated financial statements

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended June 30
	2022	2021

Revenue:
Patient fees	$794,027	$196,332
Franchise fees	503,586	152,811
	1,297,613	349,143

Operating expenses:
General and administrative	933,268	295,475
Salaries and wages	921,022	197,883
Licensing fees	750,000	-
Consulting fees	16,838,885	305,000
Legal and professional fees	112,531	259,660
Total operating expenses	19,555,706	1,058,018

Loss from operations	(18,258,093)	(708,875)

Other income (expense):
Interest expense, related parties	(8,972)	-
Interest expense	(182,500)	(172,286)
Loss on extinguishment of debt	-	(1,660,797)
Impairment of ROU asset	(84,364)	-
Impairment of goodwill	-	(806,690)
Change in fair value of derivatives	28,115	(223,264)
Gain on disposal of fixed assets	-	2,695
Gain on forgiveness of PPP loan	266,640	172,520
Other income	180,820	131,740
Total other income (expense)	199,739	(2,556,082)

Net loss	$(18,058,354)	$(3,264,957)

Basic and diluted earnings per share on net loss	$(1.09)	$(1.54)

Weighted average shares outstanding – basic and diluted	16,603,755	2,117,130

See accompanying notes to consolidated financial statements

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the years ended June 30, 2022 and 2021

							Additional
	Series A Preferred Stock		Common Stock		Common Stock To Be Issued		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2020	47,400,000	$47	292,211	$-	50,000	$-	$7,562,393	$(11,651,055)	$(4,038,615)

Common stock issued which was committed in 2020	-	-	50,000	-	(50,000)	-	-	-	-

Sale of common stock	-	-	7,885,755	8	-	-	397,894	-	397,902

Sales of Series A Convertible Preferred Stock	317,500	-	-	-	-	-	1,602,095	-	1,602,095

Conversion of notes and accrued interest into common stock	-	-	5,950,361	6	-	-	4,943,124	-	4,943,130

Conversion of accounts payable into common stock	-	-	850,000	1	-	-	249,999	-	250,000

Conversion of Series Convertible Preferred Stock into common stock	(47,400,000)	(47)	474,000	1	-	-	46	-	-

Issuance of common stock for services	-	-	55,000	-	-	-	55,000	-	55,000

Net loss	-	-	-	-	-	-	-	(3,264,957)	(3,264,957)

Balance, June 30, 2021	317,500	$-	15,557,327	$16	-	$-	$14,860,551	$(14,916,012)	$(55,445)

Issuance of common stock for services	-	-	5,600,000	5	-	-	8,853,355	-	8,853,360

Issuance of Series A preferred stock for services	50,000	-	-	-	-	-	7,850,000	-	7,850,000

Net loss	-	-	-	-	-	-	-	(18,058,354)	(18,058,354)

Balance, June 30, 2022	367,500	$-	21,157,327	$21	-	$-	$31,563,906	$(32,974,366)	$(1,410,439)

See accompanying notes to consolidated financial statements

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	June 30,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(18,058,354)	$(3,264,957)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	68,969	9,638
Stock compensation	16,703,360	-
Loss on modification of debt	-	1,660,797
Loss on impairment of goodwill	-	806,690
Impairment of ROU asset	61,112
Amortization of royalty fee liability discount	71,039	-
Change in fair value of derivatives	(28,115)	223,264
Gain on forgiveness of PPP loan	(266,640)	(172,520)
Right-of-use	1,056	-
Expenses paid via notes payable	-	158,503
Changes in operating assets & liabilities
Accounts receivable	(7,730)	(93,888)
Prepaid expenses	1,745	-
Deposits	3,615	3,063
Accounts payable and accrued liabilities	818,534	530,956
Accrued interest, related party	38,304	-
Accrued interest	10,227	166,554
Related party advances	-	-
Net cash from operating activities	(582,878)	28,100

Cash Flows from Investing Activities
Cash acquired in business combination	-	412,276
Collections from notes receivable	36,164	25,997
Purchase of subsidiary	-	(2,000,110)
Purchase of fixed assets	(46,363)	-
Net cash from investing activities	(10,199)	(1,561,837)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	-	25,000
Proceeds from SBA loan	200,000	150,000
Proceeds from related party notes payable	218,124	-
Payments on notes payable	(58,060)	(208,591)
Proceeds from finance lease	108,929	-
Payments on finance lease	(8,014)	-
Proceeds from sale of common stock	-	1,602,095
Proceeds from sale of series A convertible preferred stock	-	397,902
Net cash used by financing activities	460,979	1,966,406

Increase in cash	(132,098)	432,669

Cash at beginning of period	433,435	766

Cash at end of period	$301,337	$433,435
Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for convertible notes payable	$-	$2,702,425
Accounts payable and accrued expenses converted to convertible notes payable	$-	$250,000
Accounts payable and accrued expenses converted to convertible notes payable, related party	$-	$-
Accrued interest converted to convertible notes payable	$-	$451,282
Finance lease asset acquired	$85,209	$-

See accompanying notes to consolidated financial statements

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2022

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

On March 25, 2021, the Company acquired two companies, Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. (collectively “SarahCare”), an adult day care center franchisor and provider, for a total of $3,718,833; $2,000,110 was paid in cash and the Company assumed approximately $393,885 in debt due to sellers, and the remaining is payable through a royalty fee liability due in the amount of $1,500,000. With 26 centers (2 corporate and 24 franchise locations) located in 13 states, SarahCare offers seniors daytime care and activities ranging from meeting their physical and medical needs, on a daily basis, ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives.

On March 25, 2021 the Company received a $2 million investment in the form of a private investment in public equity (“PIPE”) from several investors. For the $2 million PIPE, the investors received a combination of common stock and Series A Preferred Stock which together constitute ownership of 84.11% of the Company, 83.00% on a fully diluted basis.

On April 21, 2021, the Company formed ten wholly-owned limited liability companies which will operate ten additional SarahCare facilities. As of June 30, 2022, the newly formed entities are non-operating. Operations expect to begin in November 2022.

On April 28, 2022, the Company entered into a share exchange agreement with RX Vitality, Inc. (“RX Vitality”), a media and finance advisory company.

NOTE 2. LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

For the years ended June 30, 2022 and 2021, the Company reported a net loss of $18,058,354 and $3,264,957, respectively.

As of June 30, 2022, the Company maintained total assets of $4,800,044, total liabilities including long-term debt of $6,210,483 along with an accumulated deficit of $32,974,366.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of June 30, 2022, the Company had $301,337 cash available for operations and had an accumulated deficit of $32,974,366. Management believes that cash on hand as of June 30, 2022 is not sufficient to fund operations through June 30, 2023. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The Company believes that additional capital will be required to fund operations through June 30, 2023 and beyond, as it attempts to generate increasing revenue, and develop new products. The Company intends to attempt to raise capital through additional equity offerings and debt obligations. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2022 and 2021.

Principles of Consolidation

The Company has two wholly-owned operating subsidiaries; Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc., along with non-operating subsidiaries consisting of RX Vitality, Inc. and the 10 newly formed limited liability companies formed for the additional SarahCare location leases.  The consolidated financial statements, which include the accounts of the Company and its two wholly-owned subsidiaries, are prepared in conformity with GAAP pursuant to the rules and regulations of the SEC. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP and presented in US dollars. The fiscal year end is June 30.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that exceeds $250,000 at June 30, 2022. For the purpose of the consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2022 and 2021.

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

Intangible Assets

Certain intangible assets arose from the acquisition of Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. on March 25, 2021 and consist of the following, which have been or are being amortized on a straight-line basis over the following estimated useful lives unless they have an indefinite life:

Asset	Estimated Useful Life
Customer Relationships	3
Trademarks	Indefinite
Non-Compete Agreement	3
CARF Accreditation	3
Franchise Agreements	Indefinite

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. For the years ended June 30, 2022 and 2021, there were no impairment losses.

Revenue Recognition

Revenue is recognized when a customer obtains services. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the services it provides to the customer. Once a contract is determined to be within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct.

Patient Fees

Participant fee revenue is reported at the amount that reflects the consideration the Company expects to receive in exchange for the services provided. These amounts are due from participants or third-party payors and include variable consideration for retroactive adjustments from estimated reimbursements, if any, under reimbursement programs. Performance obligations are determined based on the nature of the services provided. Resident fee revenue is recognized as performance obligations are satisfied.

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

Digital Healthcare Wallet & Card

Revenue will be recognized when fees are collected from cardholders at the time the fees are assessed and debited from their account balances. The Company anticipates the card revenues to consist of monthly maintenance fees, new card fees, ATM fees, and other card revenues.  The fees will be earned by providing account services to each cardholder over the contract term. Agreements with cardholders are considered daily services contracts.

The Company intends to earn interchange revenue from fees remitted by the merchant’s bank, which are based on rates established by the payment networks, such as Visa, when account holders make purchase transactions using the card products and services.  The Company intends to recognize revenues at the point in time the transactions occurs.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Leases

The Company accounts for leases in accordance with Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842). Based on this standard, the Company determines if an agreement is a lease at inception. Leases are included – right to use, current portion of lease liability, and operating lease liability, less current portion in the Company’s consolidated balance sheets. Finance leases are included in property, plant and equipment, net current portion of long-term debt, net and long-term debt, less current portion and debt issuance costs in the Company’s consolidated balance sheets.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and interest, certain notes payable and notes payable – due to related parties, approximate their fair values because of the short maturity of these instruments. The Company accounts for its derivative liabilities, at fair value, on a recurring basis under Level 3 (See Note 12).

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

Reclassification of Presentation

Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no effect on the reported results of operations.

Recently Issued Accounting Pronouncements

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations for the year ended as of June 30, 2022 or on a going forward basis..

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of this report; the date the consolidated financial statements were available for issue.

NOTE 4. BUSINESS ACQUISITION

SarahCare

On March 25, 2021 the Company acquired SarahCare, an adult day care center franchisor and provider. The combined purchase price was $3,718,833. The purchase price was paid as follows: (i) $2,000,110 was paid in cash, (ii) the Company assumed $393,885 in debt due to sellers, and (iii) the remaining is payable through a royalty fee liability due in the amount of $1,500,000.

The Company completed its accounting for the acquisition on March 25, 2022. The purchase price allocation is as follows:

Consideration
Cash	$2,000,110
Legal fees	(175,162)
Notes payable due to sellers	393,885
Royalty fee liability, net of discount	1,388,513
Total consideration	$3,607,346

Fair value of net identifiable assets (liabilities) acquired
Cash	$412,276
Accounts receivable	84,674
Deposits and prepaid expenses	15,139
Notes receivable	110,510
Property and equipment	335,426
Right of use asset	796,771
Total fair value of net identifiable assets	$1,754,796

Accounts payable and accrued expenses	$625,462
Notes payable, current, net of debt discount	454,524
PPP Loan	439,160
Lease liability	796,771
Total fair value of net identifiable liabilities	$2,315,917

Fair value of net identifiable assets (liabilities) acquired	$(561,121)

Excess (consideration given minus fair value of identifiable net assets and liabilities)	$4,168,467

Intangible assets:
Customer relationships	$40,000
Trademarks	410,000
Non-Compete Agreement	1,000
CARF Accreditation	23,000
Franchise Agreements	2,710,000
Total intangible assets	$3,184,000

Goodwill (excess minus values assigned to intangible assets)	$984,467
Minus (goodwill impaired in prior period)	(806,690)
Remaining Goodwill	$177,777

The Royalty fee liability has a term 3 years and is to be repaid from any new subsidiary franchisee fees.

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

On June 30, 2022, the Company performed a test to determine if goodwill should be impaired. The Company determined that the fair vale of the reporting units was greater than its carrying value. As such, no impairment was recorded for the year ended June 30, 2022.

Pro Forma Disclosures

The following unaudited pro forma financial results reflects the historical operating results of the Company, including the unaudited pro forma results of SarahCare. for the year ended June 30, 2021, as if each of these business combinations had occurred only as of July 1, 2020. The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to each of these acquisitions and the related equity issuances as if each had occurred on July 1, 2020 The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations. The following table summarizes on an unaudited pro forma basis the Company’s results of operations for the year ended June 30, 2021:

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

NOTE 5. NOTES RECEIVABLE

The Company’s wholly-owned subsidiary Sarah Adult Day Services, Inc., has notes receivables from two franchises, which were previously converted from trade receivables. They are as follows:

	June 30,	June 30,
	2022	2021

Notes receivable from a franchise, due in monthly installments of $5,000, no interest, maturing December 2021	$-	$21,468

Notes receivable from a franchise, due in monthly installments of $1,999, no interest, maturing March 2023	17,995	41,985

Note receivable from related party (see Note 17), due in six months, with no installments, 5% interest maturing March 2022	9,294	-
Total notes receivable	27,289	63,453
Less long-term	-	(14,466)
Total short term notes receivable	$27,289	$48,987

Principal to be collected during the next year is as follows:

As of
June 30, 2022
Year ending June 30, 2023	27,289
Total	$27,289

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2022 and 2021:

	June 30,	June 30,
	2022	2021

Leasehold improvements	$294,864	$294,864
Vehicles	67,116	22,554
Computer equipment	14,354	12,553
Furniture and fixtures	5,455	5,455
	381,789	335,426
Less: Accumulated depreciation	(48,898)	(9,638)
Property and equipment - net	$332,891	$325,788

Depreciation expense was $39,260 and $9,638 for the years ended June 30, 2022 and 2021.

NOTE 7. INTANGIBLE ASSETS

	June 30,	June 30,
	2022	2021
Customer relationships	$40,000	$-
Trademarks	410,000	-
Non-Compete agreement	1,000	-
CARF accreditation	23,000	-
Franchise agreements	2,710,000
Less: accumulated amortization	(26,267)	-
Intangible assets - net	$3,157,733	$-

During the year ended June 30, 2022, the Company finalized the purchase accounting for the Sarah Care Acquisition as described further in Note 4. As a result, the intangible assets (i.e. customer relationships, trademarks, non-compete agreement, CARF Accreditation and Franchise Agreements) arose from the acquisition. The Company is amortizing these intangible over their respective remaining useful lives. The Company recorded amortization expense in the amount of $26,267 for the year ended June 30, 2022. Of the $26,267 in amortization expense, $5,670 relates to the period from acquisition to June 30, 2021 and is being treated as a change in accounting estimate. The remaining $20,597 is the expense related to the year ended June 30, 2022.

NOTE 8. NOTES PAYABLE

As of June 30, 2022 and 2021, the Company had $180,626 and $238,686, respectively, in outstanding notes payable, as follows:

Ref No.	Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Principal Balance 06/30/22	Principal Balance 6/30/2021

1	12/25/20	$146,021	8/15/2025	10	$104,695	$137,755
2*	5/10/21	20,000	11/10/21	5	-	20,000
3*	6/29/21	5,000	12/29/21	5	-	5,000
4	2/24/14	8,547	**	9	8,547	8,547
5	2/24/14	33,687	**	9	33,687	33,687
6	2/24/14	33,697	**	9	33,697	33,697
	Total Current				$180,626	$238,686

________

*These notes were assumed in connection with the acquisition on March 25, 2021.

** As of June 30, 2022, these notes are in default.

NOTE 9. NOTES PAYABLE, RELATED PARTIES, CURRENT

As of June 30, 2022 and 2021, the Company had $732,562 and $514,438, respectively, in outstanding notes payable, related parties. As of June 30, 2022 and 2021, the Company had $47,763 and $9,459, respectively, in accrued interest related to these notes. All of these notes were assumed in connection with the acquisition on March 25, 2021.

Ref No.	Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Principal Balance 06/30/22	Principal Balance 6/30/21
1*	3/25/2021	308,500	6/3/2021	10%	$308,500	308,500
2*	3/25/2021	47,436	6/3/2021	10%	47,435	47,435
3*	3/25/2021	158,503	6/3/2021	10%	158,503	158,503
4	3/24/22	39,000	9/24/22	6%	39,000	-
5	5/5/22	179,124	11/5/22	6%	179,124	-
	Total				$732,562	$514,438

* As of June 30, 2022, these notes are in default.

NOTE 10. CONVERTIBLE NOTES PAYABLE, CURRENT

As of June 30, 2022 and 2021, the convertible notes payable were as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 6/30/22	Principal Balance 6/30/21
8/26/14	50,000	2/26/14	10%	$0.0001	$50,000	$50,000
6/15/12	8,000	12/15/12	10%	$0.000350	8,000	8,000
10/18/11	1,900	10/18/11	8%	25% discount to market	6,900	6,900
10/3/10	20,000	10/3/12	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	10/31/10	8%	25% discount of previous 5 days closing price	4,000	4,000
2/26/07	30,000	2/26/09	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	4/17/09	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	6/15/09	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	1/29/09	10%	$0.95	15,000	15,000
4/17/07	15,000	4/17/09	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	12/23/08	10%	$0.95	18,000	18,000
11/30/06	50,000	11/30/08	10%	$0.85	50,000	50,000
9/16/06	100,000	9/9/08	12%	35% discount to market	38,000	38,000
10/1/05	15,000	4/1/07	10%	$0.50	15,000	15,000
Total Current					$304,900	$304,900

NOTE 11. NOTES PAYABLE, LONG TERM

PPP Loans

On April 21, 2020 and February 10, 2021, the Company received loan proceeds in the amount of approximately $82,600 and $85,920 for a total of $168,520 through Sarah Adult Days Services, Inc. under the Paycheck Protection Program (“PPP”) prior to the March 25, 2021 acquisition.  On April 14, 2020 and February 10, 2021, the Company received loan proceeds in the amount of $199,367 and $180,720 for a total of $380,087 through Sarah Day Care Centers, Inc. under the Paycheck Protection Program (“PPP”) prior to the March 25, 2021 acquisition. The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after twenty-four weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the period.

The Company was granted forgiveness of $85,920 in PPP loans through Sarah Day Care Centers, Inc. and $82,600 through Sarah Adult Days Services, Inc. As a result, the Company recorded a gain on PPP forgiveness in the amount of $172,520, during the year ended June 30, 2021. On, January 20, 2022, the remaining balance of $266,640 on the PPP loan was forgiven. During the years ended June 30, 2022 and 2021, the Company recorded $0 and $855, respectively, in accrued interest related to the PPP loan.

SBA Loan

On June 25, 2020 and January 6, 2022, the Company’s wholly-owned subsidiary, Sarah Day Care Centers, Inc. received proceeds of $150,000 and $200,000, respectively, in the form of an SBA loan. Installment payments, including principal and interest of $1,746 are due monthly beginning on December 22, 2021. The balance of principal and interest is payable thirty years from the promissory note date. The interest accrues at a rate of 3.75% per annum. During the years ended June 30, 2022 and 2021, the Company recorded $1,402 and $5,779 in accrued interest related to the SBA loan.

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares As of June 30, 2022 and 2021 the amounts that were reflected in income related to derivatives for the year ended June 30, 2022 and 2021:

	June 30, 2022
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	129,380	$226,585

	June 30, 2021
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	405,106	$254,700

 The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended June 30, 2022 and 2021:

The financings giving rise to derivative financial instruments and the income effects:

	Years ended
	June 30, 2022	June 30, 2021
Compound embedded derivative	$28,115	$(223,264)
Day one derivative loss	-	-
Total derivative gain (loss)	$28,115	$(223,264)

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

		June 30,	June 30,
	Inception	2022	2021
Quoted market price on valuation date	$0.01	$3.49	$1.01
Contractual conversion rate	$0.0054 - $0.0081	$1.94 - $2.62	$0.486 - $0.817
Range of effective contractual conversion rates	-	-	-
Contractual term to maturity	1.00 Year	0.25 Years	0.25 Years
Market volatility:
Volatility	138.28% - 238.13%	138.28% - 238.13%	138.28% - 238.13%
Contractual interest rate	5% - 12%	5% - 12%	5% - 12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the years ended June 30, 2022 and 2021.

	June 30, 2022	June 30, 2021
Beginning balance	$254,700	$257,493
Issuances:
Convertible Note Financing	-	-
Removals	-	-
Changes in fair value inputs and assumptions reflected	(28,115)	223,264
Conversions	-	(226,057)
Ending balance	$226,585	$254,700

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

On or about April 26, 2022, the Company entered into an Agreement for Share Exchange (the “Share Exchange Agreement”) to obtain 10,500,000 shares of common stock of Vitality RX, Inc., a Delaware corporation (“Vitality”), representing 100% ownership of Vitality, from Vitality’s five shareholders identified in the Share Exchange Agreement (the “Vitality Shareholders”), in consideration of the issuance by the Company to the Vitality Shareholders of 5,500,000 shares of Innovative common stock, and 50,000 shares of Series A Convertible Preferred Stock (which preferred stock is convertible into 5,000,000 shares of common stock) (such shares of common stock and preferred stock collectively the “Shares”).  On or about April 28, 2022, the transaction closed, Innovative received the stock of Vitality from the Vitality Shareholders, and issued the Shares to the Vitality Shareholders. The Company determined that Vitality did not meet the definition of a business under ASC 805, as such, the issuance of shares was treated as stock-based compensation expense.

Common Stock

On or about April 26, 2022, the Company issued the Vitality Shareholders 5,500,000 common shares, par value, $0.000001 per share, to Vitality Shareholders' for consulting services and their expertise in technology, financial services and media related to the Company’s digital healthcare wallet.

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

Series A Preferred Stock & Series B Preferred Stock

On April 26, 2022, the Company issued the Shareholders of Vitality 50,000 shares of Series A Convertible Preferred Stock, par value, $0.000001 per share, to Vitality’s five shareholder’s for consulting services and their expertise in technology, financial services and media related to the Company’s digital healthcare wallet.

As of June 30, 2022, the Company had 500,000,000 authorized shares of Series A Convertible Preferred Stock, par value, $0.000001 per share. Each share of Series A Convertible Preferred Stock is convertible into 100 shares of the Company’s common stock. The Company no longer authorized any Series B Convertible Preferred Stock.

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

Series A Preferred Stock & Series B Preferred Stock – Certificate of Designations

The Preferred Shares each have Certificate of Designations, which designate as follows:

Number

500,000,000 shares of the Parent Company’s Preferred Stock are designated as shares of Series A Convertible Preferred Stock, par value $0.000001 per share.

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

The valuation allowance at June 30, 2022 was $6,584,324 and as of June 30, 2021 was $2,792,070. The net change in allowance during the years ended June 30, 2022 and 2021 was $3,792,254 and $514,843, respectively.

As of June 30, 2022, the Company has federal net operating loss carry forwards of approximately $31,354,000 available to offset future taxable income through 2040. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the years ended June 30, 2022 and 2021 due to losses and full valuation allowances against net deferred tax assets.

As of June 30, 2022 and June 30, 2021, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

Based on management’s review of the Company’s tax position, the Company had no significant unrecognized corporate tax liabilities as of June 30, 2022 and 2021 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 and 2012 through 2021 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 15. UNPAID PAYROLL TAXES

As of June 30, 2022 and 2021, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $60,402 and $17,401, respectively, subject to further interest and penalties. The total amount due to both taxing authorities including penalties and interest as of June 30, 2022 and 2021 was approximately $77,803 subject to further penalties and interest. This is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

IRS Tax Lien

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Licensing Agreement

On March 31, 2022, the Company entered into a management agreement with TruCash Group of Companies, Inc. (“TruCash’) where the Company is licensing from TruCash certain VISA ICAs and BINs to be used by the Company to offer certain pre-paid cards, mobile apps, loyalty programs, and other merchant related services to its potential clients.  The Agreement has a term of five (5) years and monthly payments due to TruCash of $250,000 (the “Licensing Fee”).

Rent

As of June 30, 2022, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

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

On April 21, 2021, the Company, through ten newly-formed, wholly-owned limited liability companies, entered into lease agreements with entities controlled by our Chairman, Charles Everhardt, for ten additional SarahCare locations to be operated by the Company. All of the leases are for a ten-year period beginning on July 1, 2021, and ending on June 30, 2031, with a 5-year renewal option. The rent for each location is $7,500 per month. On April 29, 2022, the Company amended the leases to delay commencement until November 1, 2022.  On August 19, 2022, the Company and landlord mutually agreed to terminate one of the leases formed on April 21, 2021.

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

________

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

S. Frank Professional Lease

Operating lease right-of-use asset and liability are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is the incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of the Company’s leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. Since the common area maintenance expenses are expenses that do not depend on an index or rate, they are excluded from the measurement of the lease liability and recognized in general and administrative expenses on the consolidated statements of operations.

Right-of-use asset is summarized below:

	June 30, 2022
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$130,441	$412,770	$825,582
Less: accumulated amortization	(76,539)	(66,710)	(92,972)	(236,221)
Right-of-use asset, net	$205,832	$63,731	$319,798	$589,361

	June 30, 2021
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$120,003	$394,398	$796,772
Less: accumulated amortization	(14,571)	(10,701)	(14,187)	(39,459)
Right-of-use asset, net	$267,800	$109,302	$380,211	$757,313

Operating lease liability is summarized below:

	June 30, 2022
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$206,887	$63,732	$319,798	$590,417
Less: current portion	(68,101)	(50,343)	(66,738)	(185,182)
Long term portion	$138,786	$13,389	$253,060	$405,235

	June 30, 2021
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$267,798	$109,303	$380,212	$757,313
Less: current portion	(60,912)	(45,571)	(60,412)	(166,895)
Long term portion	$206,886	$63,732	$319,800	$590,418

Maturity of the lease liability is as follows:

	June 30, 2022
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Year ending June 30, 2023	$85,026	$54,000	$94,923	$233,949
Year ending June 30, 2024	85,802	13,500	94,923	194,225
Year ending June 30, 2025	64,840	-	94,923	159,763
Year ending June 30, 2026	-	-	94,923	94,923
Year ending June 30, 2027	-	-	7,910	7,910
Present value discount	(28,781)	(3,768)	(67,804)	(100,353)
Lease liability	$206,887	$63,732	$319,798	$590,417

	June 30, 2021
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Year ending June 30, 2022	$84,258	$54,000	$94,923	$233,181
Year ending June 30, 2023	85,025	54,000	94,923	233,948
Year ending June 30, 2024	85,802	13,501	94,923	194,226
Year ending June 30, 2025	64,841	-	94,923	159,764
Year ending June 30, 2026	-	-	94,923	94,923
Year ending June 30, 2027	-	-	7,913	7,913
Present value discount	(52,128)	(12,198)	(102,316)	(166,642)
Lease liability	$267,798	$109,303	$380,212	$757,313

Finance leases

Commencing during the year ended June 30, 2022, the Company leases office equipment under two finance leases with combined monthly payments of $5,897. The leases mature on March 1, 2024 and December 1, 2026.

Finance right of use assets are summarized below:

	As of	As of
	June 30,	June 30,
	2022	2021
Equipment lease	$24,097	$-
Less accumulated amortization	(3,442)	-
Finance right of use asset	$20,655	$-

On October 1, 2021, the Company discontinued use of one of its copiers. As a result, the Company recorded an impairment of assets in the amount of $84,364. Amortization expense was $3,442 and $0 for the years ended June 30, 2022 and 2021, respectively.

Finance lease liabilities are summarized below:

	As of	As of
	June 30,	June 30,
	2022	2021
Equipment lease	$186,124	$-
Less: current portion	(42,855)	-
Long term portion	$143,269	$-

Equipment Lease
Year Ended June 30, 2023	$70,761
Year Ended June 30, 2024	61,167
Year Ended June 30, 2025	32,388
Year Ended June 30, 2026	32,388
Year Ended June 30, 2027	16,194
Total future minimum lease payments	212,898
Less imputed interest	(26,774)
PV of payments	$186,124

NOTE 18. RELATED PARTY TRANSACTIONS

During the years ended June 30, 2022 and 2021, related party transactions were as follows:

As of June 30, 2022, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

As of March 31, 2022, a company founded and partially owned by the Company’s Chairman, Charles Everhardt, has paid the Licensing Fees of $750,000 on behalf of the Company, which is included in accounts payable and accrued liabilities.

On May 5, 2022, the Company signed a note receivable of $179,124 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt.

On March 25, 2022, the Company signed a note receivable of $39,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt.

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

NOTE 19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through October 13, 2022, the date the financial statements were available to be issued, and determined that there were no such events requiring adjustment to, or disclosure in, the accompanying consolidated financial statements except as described below.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended June 30, 2022, covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting As of June 30, 2022, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management has concluded that, as of June 30, 2022, the Company had material weaknesses in its internal control over financial reporting and the Company’s internal control over financial reporting were not effective. Specifically, management identified the following material weaknesses at June 30, 2022:

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

Name	Age	Positions
Charles Everhardt	61	Chairman of the Board (1)
Michael Friedman	44	Director (1)(3), President & Interim Chief Financial Officer (2)
Merle Griff, Ph.D.	73	Chief Executive Officer (4)

__________

(1)	All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.
(2)	Michael Friedman has been the Interim CEO, Interim CFO and Interim President since March 25, 2021, and on May 24, 2022, resigned as Interim CEO and became President (and remaining as Interim CFO).
(3)	Michael Friedman was Chairman of the Board from December 16, 2005, until March 25, 2021, when he became a Director.
(4)	On May 24, 2022, Merle Griff, Ph.D. became Chief Executive Officer.

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

Michael Friedman, LLM, JD, served as the Company’s President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors from December 2005, until March 25, 2021, when he became our Interim CEO, Interim CFO and Interim President. On May 24, 2022, Mr. Friedman resigned as Interim CEO and became President of the Company, and remaining as the Company’s Interim CFO. Mr. Friedman has continued as President and has remained a Director of the Company. Since 2014, Mr. Friedman has been an advisor, Board of Director Member, and chief financial officer for multiple companies in several industries, primarily focusing in media and technology. Mr. Friedman is co-Founder and CEO of Treat Holdings, LLC which developed the TreatER mobile application which is available on the Apple App Store and directs users to the nearest urgent care or emergency room. The Company previously had a relationship with Treat Holdings, which was terminated on March 25, 2021.   On October 1, 2021, Mr. Friedman became President, CEO and a Director of Trident Brands Incorporated (OTC Pink: TDNT).  Mr. Friedman received a Master of Laws in Taxation (LL.M.) and a Juris Doctor (JD) from New York Law School. The Company believes that Mr. Friedman’s extensive business experience and legal expertise makes him a valuable member of the Company’s Board of Directors.

Merle Griff, Ph.D., has served as the Chief Executive Officer since May 24, 2022. Dr. Griff is the Founder and has been the CEO of SarahCare (a wholly owned subsidiary of the Company) since its inception approximately 35 years ago, and she is one of the leading authorities on the care of seniors in the United States. Dr. Griff has served on numerous national boards and task forces including being the past Chairperson of the Board of Directors for NADSA (National Adult Day Services Association), member of the International Advisory Board for CARF (Commission on the Accreditation for Rehabilitation Facilities) and a task force member for the study of adult day care in the US for the Assistant Secretary of Program and Evaluation in the Department of Aging.  Dr. Griff began her professional career working with children and youth as a play therapist. She developed therapeutic techniques that have been published and used throughout the world, namely Family Play Therapy and Intergenerational Play Therapy. As Director of the McKinley Center Intergenerational Project, she developed many programs that brought together children from babies through college-age with seniors. Dr. Griff is the author of Linkages, a book based on research intergenerational programs, and numerous book chapters and journal articles on topics such as the role of grandparents in family systems. Dr. Griff’s vast knowledge and deep experience in healthcare and adult day care made her a valuable member of the Company’s executive team.

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

Code of Ethics

We have adopted a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer.

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

Item 11. Executive Compensation

The following table sets forth, for the fiscal years ended June 30, 2022, 2021, and 2020, certain information regarding the compensation earned by the Company’s named executive officers.

Summary Compensation Table

Name and					Stock	Option		All Other
Principal	Fiscal	Salary		Bonus	Awards	Awards		Compensation	Total
Position	Year	(1)		(2)	(3)	(4)		(5)	($)

Michael Friedman President	2022	$150,000	(6)	$-	$-	$156,000	(7)	$-	$306,000
President & CEO	2021	$-		$-	$-	$-		$-	$-
President & CEO	2020	$144,000		$-	$-	$-		$-	$144,000

Merle Griff, Ph.D.	2022	$-		$-	$-	$156,000	(8)	$-	$156,000
CEO	2021	$-		$-	$-	$-		$-	$-
CEO	2020	$-		$-	$-	$-		$-	$-

________

(1)	The dollar value of salary (cash and non-cash) earned and accrued as of the end of each fiscal year.
(2)	The dollar value of bonus (cash and non-cash) earned and accrued as of the end of each fiscal year.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.
(6)	This includes earned and paid salary of $65,000 and accrued salary of $85,000 for 2022 and $144,000 of accrued salary for 2020.
(7)	Options awards granted include 50,000 options at $1.56 exercise price, for a signing bonus and 50,000 options at $1.56 exercise price for achieving revenue growth of 12% or greater.
(8)	Options awards granted include 50,000 options at $1.56 exercise price, for a signing bonus and 50,000 options at $1.56 exercise price for achieving revenue growth of 12% or greater.

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

Executive Compensation.

The Company does not have a director agreement with Mr. Friedman. Through June 30, 2020, Mr. Friedman accrued $144,000 in salary per year pursuant to an employment contract which expired on October 31, 2010, and then an oral agreement with the Company, which was then terminated, and $24,000 in director fees per year pursuant to an oral agreement with the Company, which was then terminated.

In connection with Dr. Griff’s appointment and Mr. Friedman’s resignation, on May 24, 2022, the Company entered into an employment agreement with Dr. Griff (the “Employment Agreement”), as well as a consulting agreement with Mr. Friedman’s entity, Red Halo, LLC (the “Consulting Agreement”), with both agreements considered effective as of May 2, 2022.

Under the Employment Agreement, Dr. Griff will serve as the Chief Executive Officer of the Company on an “at-will” basis and will be compensated as follows: (i) Dr. Griff will receive a signing bonus consisting of non-qualified, cashless-exercise stock options to purchase 50,000 shares of Company common stock at an exercise price of $1.56/share, with a term of 7 years; (ii) Dr. Griff will be paid an annual salary of $200,000 per year, and such annual salary shall increase by an additional $50,000 per year for each $10,000,000 increase in the Company’s gross revenues over $1,000,000; (iii) within 30 days after the end of each fiscal year beginning June 30, 2022, Dr. Griff will receive an annual cash bonus of at least $60,000 (the precise amount to be determined by the Company); (iv) within 30 days after the end of each fiscal year beginning June 30, 2022, Dr. Griff will receive an equity bonus consisting of non-qualified, cashless-exercise stock options to purchase 50,000 shares of Company common stock at an exercise price of $1.56/share, with a term of 7 years; and (v) Dr. Griff shall be eligible to receive the following 7-year, non-qualified, cashless-exercise stock options for each fiscal year determined by reference to the Company’s gross revenue for such fiscal year as set forth below:

Gross Revenue	Number of Options	Strike Price
$5,000,000	100,000	$1.56
$10,000,000	150,000	$2.00
$20,000,000	200,000	$3.00
$40,000,000	250,000	$4.00
$75,000,000	300,000	$5.00
$100,000,000	350,000	$6.00

Under the Consulting Agreement, Mr. Friedman will provide management, financial and operational services to the Company and continue to act as the Company’s President, and will be compensated as follows: (i) Mr. Friedman’s entity, Red Halo, LLC (the “Consultant”) will receive a signing bonus consisting of non-qualified, cashless-exercise stock options to purchase 50,000 shares of Company common stock at an exercise price of $1.56/share, with a term of 7 years; (ii) the Consultant will be paid $150,000 in cash fees per year, upon completion of a $6,600,000 capital raise by the Company, such annual cash fee shall increase to $200,000 per year, and such annual cash fee shall increase by an additional $50,000 per year for each $10,000,000 increase in the Company’s gross revenues over $1,000,000; (iii) within 90 days after the end of each fiscal year beginning June 30, 2022, the Consultant will receive an annual cash bonus of at least $60,000 (the precise amount to be determined by the Company) if the Company’s net income (specifically excluding any extraordinary major shareholder-related expenses) is at or greater than $600,000 for such fiscal year; (iv) within 90 days after the end of each fiscal year beginning June 30, 2022, if the Company’s total revenue has grown at least 12% from its prior fiscal year, the Consultant will receive an equity bonus consisting of non-qualified, cashless-exercise stock options to purchase a minimum of 50,000 shares of Company common stock at an exercise price of $1.56/share, with a term of 7 years; and (v) the Consultant shall be eligible to receive the following 7-year, non-qualified, cashless-exercise stock options for each fiscal year determined by reference to the Company’s gross revenue for such fiscal year as set forth below:

Gross Revenue	Number of Options	Strike Price
$5,000,000	100,000	$1.56
$10,000,000	150,000	$2.00
$20,000,000	200,000	$3.00
$40,000,000	250,000	$4.00
$75,000,000	300,000	$5.00
$100,000,000	350,000	$6.00

Both the Employment Agreement and the Consulting Agreement prohibit Dr. Griff and Mr. Friedman from engaging in competitive activity during the terms of their agreements with the Company, and each of the agreements can be terminated by either the Company or the counterparties, Dr. Griff and Mr. Friedman, provided that if the agreements are terminated by the Company without “cause” or by the counterparties for “good reason,” as such terms are defined in each respective agreement, the Company is obligated to make additional payments to Dr. Griff and Mr. Friedman as specified in the agreements.

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

Director Independence

During the fiscal year ended June 30, 2022 and 2021, we did not have an independent director.

Director Compensation Table

	Fiscal	Fees Earned or
Name	Year Ending June 30	Paid in Cash (1)	Stock Awards	Option Awards	All Other Compensation	Total ($)

Charles Evehardt (2)	2022	$-	$-	$-	$-	$-
	2021	$-	$-	$-	$-	$-

Michael Friedman (3)	2022	$-	$-	$-	$-	$-
	2021	$-	$-	$-	$-	$-

Jay Odintz (4)	2022	$-	$-	$-	$-	$-
	2021	$-	$-	$-	$-	$-

________

(1)	All cash fees were accrued to the directors.
(2)	Appointed as Chairman of the Board on March 25, 2021
(3)	Chairman of the Board through March 25, 2021, and Member of the Board of Directors thereafter.
(4)	Resigned from the Board of Directors on March 25, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of September 28, 2022, the number of shares of voting capital stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding class of stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 21,157,327 shares of our common stock issued and outstanding as of September 28, 2022, and 367,500 shares of Series B Convertible Preferred Stock issued and outstanding as of September 28, 2022. Each share of Series B Convertible Preferred Stock is convertible at the election of the holder into 100 shares of common stock, and each share entitles the holder to 100 stockholder votes. We do not have any other outstanding options, warrants exercisable for, or other securities convertible into shares of our common stock within the next 60 days. Unless otherwise indicated, the address of each person listed below is care of Innovative MedTech, Inc. 2310 York St., Suite 200, Blue Island, IL 60406.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Charles Everhardt (1)	Common Stock	12,548,834	(2)	59.31%
Michael Friedman (3)	Common Stock	3,418,607		16.16%
Edward Dovner	Common Stock	12,548,834	(4)	59.31%
Martin Herskowitz (5)	Common Stock	1,987,500	(6)	9.39%
Kova Trading, LLC (7)	Common Stock	3,180,000	(8)	15.03%
Beverly and Leonard Mezei (9)	Common Stock	9,407,432	(10)	44.46%
Raymond Irni (11)	Common Stock	1,101,686		5.21%
Merle Griff, PhD	Common Stock	-		0.00%
Len Morales	Common Stock	807,295		3.82%
All Officers and Directors as a Group	Common Stock	15,967,441		75.47%

Charles Everhardt (12)	Series B Convertible Preferred Stock	100,542		27.36%
Edward Dovner (13)	Series B Convertible Preferred Stock	100,542		27.36%
Martin Herskovitz (14)	Series B Convertible Preferred Stock	15,875		4.32%
Kova Trading, LLC (15)	Series B Convertible Preferred Stock	25,400		6.91%
Beverly and Leonard Mezei (16)	Series B Convertible Preferred Stock	75,141		20.45%
VC Bin, LLC (17)	Series B Convertible Preferred Stock	50,000		13.61%
All Officers and Directors as a Group	Series B Convertible Preferred Stock	100,542		27.36%

35

________

(1)	Chairman of the Board of Directors.

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

36

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

(17)	Upon information and belief, Diana Fletcher has voting and dispositive power with respect to the shares held in the name of VC Bin, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the fiscal years ended June 30, 2022 and 2021, there were no relationships or related party transactions requiring disclosure, except for the following:

As of June 30, 2022, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space at this time but expects to enter into a month-to-month office lease for this space.

 As of March 31, 2022, a company founded and partially owned by the Company’s Chairman, Charles Everhardt, has paid the Licensing Fees of $750,000 on behalf of the Company, which is include in accounts payable and accrued liabilities.

On May 5, 2022, the Company signed a note receivable of $179,124 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt.

On March 25, 2022, the Company signed a note receivable of $39,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt.

On September 28, 2021, the Company signed a note receivable of $50,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt.

On September 8, 2021 the Company signed a note receivable of $29,294 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt.

On April 21, 2021, the Company, through ten newly-formed, wholly-owned limited liability companies, entered into lease agreements with entities controlled by our Chairman, Charles Everhardt, for ten additional SarahCare locations to be operated by the Company. All of the leases are for a ten-year period beginning on July 1, 2021, and ending on June 30, 2031, with a 5-year renewal option. The rent for each location is $7,500 per month. As of the July, 2021, the Company has amended the leases to delay commencement until November 1, 2021.  On August 19, 2022 the Company and landlord mutually agreed to terminate the Austin lease.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for the fiscal years ended June 30, 2022 and 2021, for the categories of services indicated.

	Years Ended June 30,
Category	2022	2021
Audit Fees	$30,000	$20,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$30,000	$20,000

On August 12, 2021, the Company engaged Accell Audit & Compliance, PA as its independent registered public accounting firm for the year ended June 30, 2021.

On or about November 5, 2021, the Company engaged Accell Audit & Compliance, PA as its independent registered public accounting firm for the year ended June 30, 2022.

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

10.5	Share Exchange Agreement, by and between Innovative MedTech, Inc., VC Bin, LLC, Webb Media, LLC, Melides Capital, LLC, Ronald Schreiber, and Dovner Holdings, LLC, dated April 26, 2022
10.6	Executive Employment Agreement between Innovative MedTech, Inc. and Dr. Merle Griff, dated May 2, 2022
10.7	Consulting Agreement between Innovative MedTech, Inc. and Red Halo, LLC, dated May 2, 2022
14.1	Code of Ethics (Incorporated by reference to the Company’s Form SB-2 filed with the SEC on May 12, 2006)
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
President & Interim CFO

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ Charles Everhardt	Chairman of the Board	October __, 2022
Charles Everhardt

/s/ Michael Friedman	Director, President & Interim CFO	October __, 2022
Michael Friedman

/s/ Dr. Merle Griff	CEO	October __, 2022
Dr. Merle Griff

