Form 10-Q
period 2022-09-30
INNOVATIVE MEDTECH, INC.
filed 2022-11-21
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 21, 2022, there were 21,157,327 shares of Common Stock, $0.000001 par value per share, issued and outstanding

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

INNOVATIVE MEDTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2022	June 30, 2022
	Unaudited
Assets
Current assets
Cash	$129,617	$301,337
Accounts receivable, net	185,393	186,285
Notes receivable	21,291	27,289
Prepaid expenses	23,087	-
Total current assets	359,388	514,911

Deposits	6,716	6,716
Right-of-use asset	544,706	589,361
Finance lease asset, net	19,507	20,655
Property and equipment, net of accumulated depreciation	326,480	332,891
Intangible assets, net	3,152,415	3,157,733
Goodwill	177,777	177,777
Total Assets	$4,586,989	$4,800,044

Liabilities & Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$2,423,645	$1,594,503
Accrued interest	552,883	537,451
Accrued interest, related parties	59,936	47,763
Notes payable, related parties, current	732,562	732,562
Notes payable, current	108,992	108,992
Convertible notes payable, current	304,900	304,900
Derivative liability	208,605	226,585
Finance lease liability	59,904	42,855
Operating lease liability	190,049	185,182
Total current liabilities	4,641,476	3,780,793

Royalty liability	1,475,261	1,459,552
Finance lease liability, non-current	111,931	143,269
Operating lease liability, non-current	355,882	405,235
SBA Loan	350,000	350,000
Notes Payable	63,368	71,634
Total Liabilities	6,997,918	6,210,483

Commitments and contingencies (Note 16)

Stockholders' Deficit
Series A Preferred stock, $0.000001 par value; 500,000,000 authorized: 367,500 and 367,500 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	-	-
Common stock, $0.000001 par value; 130,000,000 shares authorized; 21,157,327 shares issued and outstanding at September 30, 2022 and June 30, 2022	21	21
Additional paid in capital	31,563,906	31,563,906
Accumulated deficit	(33,974,856)	(32,974,366)
Total Stockholders' Deficit	(2,410,929)	(1,410,439)
Total Liabilities and Stockholders' Deficit	$4,586,989	$4,800,044

 See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the three months ended
	September 30,
	2022	2021

Revenue:
Participant fees	$247,021	$193,910
Franchise fees	137,129	122,656
	384,150	316,566

Operating expenses:
General and administrative	259,938	237,642
Salaries and wages	261,756	226,939
Licensing fees	750,000	-
Consulting fees	46,500	102,525
Legal and professional fees	28,964	47,617
Total operating expenses	1,347,158	614,723

Loss from operations	(963,008)	(298,157)

Other income (expense):
Interest expense, related parties	(8,972)	(8,972)
Interest expense	(47,669)	(17,341)
Change in fair value of derivatives	17,980	65,152
Other income	1,179	-
Total other income (expense)	(37,482)	38,839

Net loss	$(1,000,490)	$(259,318)

Basic and diluted earnings per share on net loss	$(0.05)	$(0.02)

Weighted average shares outstanding - basic and diluted	21,157,327	15,574,718

 See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the three months ended September 30, 2022

					Additional
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2022	367,500	$-	21,157,327	$21	$31,563,906	$(32,974,366)	$(1,410,439)

Net income	-	-	-	-	-	(1,000,490)	(1,000,490)

Balance, September 30, 2022	367,500	$-	21,157,327	$21	$31,563,906	$(33,974,856)	$(2,410,929)

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the three months ended September 30, 2021

								Additional
	Series A Preferred Stock		Common Stock		Common Stock To Be Issued			Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount		Capital	Deficit	Deficit
Balance, June 30, 2021	317,500	$-	15,557,327	$16	-	$		$14,860,551	$(14,916,012)	$(55,445)

Issuance of Common Stock for Services	-	-	100,000	-	-		-	75,000	-	75,000

Net loss	-	-	-	-	-			-	(259,318)	(259,318)

Balance, September 30, 2021	317,500	$-	15,657,327	$16	-	$		$14,935,551	$(15,175,330)	$(239,763)

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the three months ended
	September 30,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(1,000,490)	$(259,318)

Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	11,731	13,709
Stock issued for services	-	75,000
Impairment of ROU asset	-	360
Amortization of royalty fee liability discount	15,709	-
Change in fair value of derivatives	(17,980)	(65,152)
Right-of-use	(12,973)	-
Changes in operating assets & liabilities
Accounts receivable	892	(9,392)
Prepaid expenses	(23,087)	1,634
Accounts payable and accrued liabilities	829,141	28,205
Accrued interest, related party	12,173	8,972
Accrued interest	15,432	13,882
Net cash from operating activities	(169,452)	(192,100)

Cash Flows from Investing Activities
Net payments on notes receivable	5,998	(63,296)
Net cash from investing activities	5,998	(63,296)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	-	(71,214)
Payments on notes payable	(8,266)	-
Net cash from financing activities	(8,266)	(71,214)

Change in Cash	(171,720)	(326,610)

Cash at beginning of period	301,337	433,435

Cash (and equivalents) at end of period	$129,617	$106,825

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING SEPTEMBER 30, 2022

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Innovative MedTech, Inc. (the “Company”), a Delaware corporation, is a provider of health and wellness services, primarily through its wholly owned subsidiary SarahCare, an adult day care franchisor with 26 centers (2 corporate and 24 franchise locations) located in 13 states. SarahCare offers seniors daytime care and activities focusing on meeting their physical and medical needs on a daily basis, and ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives.

The Company has also been working on launching an RX Vitality wallet digital offering and mobile app. Once implemented and live, the Company’s digital healthcare wallet will be accessible by customers via mobile wallet on both the Apple iOS and Android App Stores. The Company intends to have a physical healthcare card as well.

On April 1, 2022, the Company partnered with TruCash Group of Companies Inc. (“TruCash”), a leading global payments provider, to launch an all-in-one Super Healthcare App, called RX Vitality Wallet, that will be designed to cater to consumers, patients, hospitals, Seniors, and governments, with a solid platform of benefits and online banking. The RX Vitality digital healthcare wallet is being designed to offer 20%-75% pharmaceutical discounts at 65,000 pharmacies across the United States, including Walgreens and CVS. In addition, the Company plans to offer health and wellness discounts at 500+ online merchants, as well as earning points on its loyalty program. The Company intends to generate revenue from its digital wallet and mobile app in multiple ways, including but not limited to monthly recurring fees, transfer fees, and the inter-exchange rate. On June 15, 2022, the Company’s RX Vitality digital healthcare wallet became available for download at the Apple iOS App store for Apple iPhone users. The Company’s app has also been approved and is available on the Google Play Store.

On April 5, 2022, the Company engaged mPulse Mobile, a leader in conversational AI and digital engagement solutions for the healthcare industry, to drive engagement with the Company’s digital app and wallet.

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

For the quarters ended September 30, 2022 and 2021, the Company reported a net loss of $1,000,490 and $259,318 respectively.

As of September 30, 2022, the Company maintained total assets of $4,586,989, total liabilities including long-term debt of $6,997,918 along with an accumulated deficit of $33,974,856.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of September 30, 2022, the Company had $129,617 cash available for operations and had an accumulated deficit of $33,974,856. Management believes that cash on hand as of September 30, 2022 is not sufficient to fund operations through November 2023. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The Company believes that additional capital will be required to fund operations through November 15, 2023 and beyond, as it attempts to generate increasing revenue, and develop new products. The Company intends to attempt to raise capital through additional equity offerings and debt obligations. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three months ended September 30, 2022 and 2021.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that does not exceed $250,000 at September 30, 2022. For the purpose of the consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30 and June 30, 2022.

Earnings Per Share Calculation

Basic earnings per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Intangible Assets

Certain intangible assets arose from the acquisition of Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. on March 25, 2021 and consist of the following, which have been or are being amortized on a straight-line basis over the following estimated useful lives, unless they have an indefinite life:

Asset	Estimated Useful Life
Customer Relationships	3
Trademarks	Indefinite
Non-Compete Agreement	3
CARF Accreditation	3
Franchise Agreements	Indefinite

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. For the quarters ended September 30, 2022 and 2021, there were no impairment losses.

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

Leases

The Company accounts for leases in accordance with Accounting Standards Update (ASU) 2016-02, “Leases” (Topic 842). Based on this standard, the Company determines if an agreement is a lease at inception. Leases are included – right to use, current portion of lease liability, and operating lease liability, less current portion in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net current portion of long-term debt, net and long-term debt, less current portion and debt issuance costs in the Company’s consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations for the period ended as of September 30, 2022 or on a going forward basis.

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

On June 30, 2022, the Company performed a test to determine if goodwill or the indefinite lived intangibles should be impaired. The Company determined that the fair value of the reporting units was greater than its carrying value. As such, no impairment was recorded for the year ended June 30, 2022.

NOTE 5. NOTES RECEIVABLE

The Company’s wholly-owned subsidiary Sarah Adult Day Services, Inc., has notes receivables from two franchises, which were previously converted from trade receivables. They are as follows:

	September 30,	June 30,
	2022	2022

Notes receivable from a franchise, due in monthly installments of $1,999, no interest, maturing March 2023	$11,997	$17,995

Note receivable from related party (see Note 17), due in six months, with no installments, 5% interest maturing March 2022	9,294	9,294
Total notes receivable	21,291	27,289
Less long-term	-	-
Total short term notes receivable	$21,291	$27,289

Principal to be collected during the next year is as follows:

As of
September 30, 2022
Year ending June 30, 2023	$21,291

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2022 and June 30, 2022:

	September 30,	June 30,
	2022	2022

Leasehold improvements	$294,864	$294,864
Vehicles	67,116	67,116
Computer equipment	19,585	14,354
Furniture and fixtures	5,455	5,455
	387,020	381,789
Less: Accumulated depreciation	(55,309)	(48,898)
Property and equipment – net	$326,480	$332,891

Depreciation expense was $6,411 and $13,710 for the three months ended September 30, 2022 and 2021.

NOTE 7. INTANGIBLE ASSETS

	September 30,	June 30,
	2022	2022
Customer relationships	$40,000	$40,000
Trademarks	410,000	410,000
Non-Compete Agreement	1,000	1,000
CARF Accreditation	23,000	23,000
Franchise Agreements	2,710,000	2,710,000
Less: Accumulated Amortization	(31,585)	(26,267)
Intangible assets - net	$3,152,415	$3,157,733

The Company recorded amortization expense in the amount of $5,318 and $0 for the three months ended September 30, 2022 and 2021.

NOTE 8. NOTES PAYABLE

As of September 30, 2022 and June 30, 2022, the Company had $172,360 and $180,626, respectively, in outstanding notes payable, as follows:

Ref No.	Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Principal Balance 09/30/22	Principal Balance 6/30/22
1	12/25/20	$146,021	8/15/25	10	$33,061	$33,061
2	2/24/14	5,000	*	9	8,547	8,547
3	2/24/14	39,000	*	9	33,687	33,687
4	2/24/14	179,124	*	9	33,697	33,697
	Total Current				$108,992	$108,992

________

* As of September 30, 2022, these notes are in default.

Ref No.	Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Principal Balance 09/30/22	Principal Balance 6/30/22
1	12/25/20	$146,021	8/15/25	10	$63,368	$71,634
	Total Long Term				$63,368	$71,634

________

* As of September 30, 2022, these notes are in default.

NOTE 9. NOTES PAYABLE, RELATED PARTIES

As of September 30 and June 30, 2022, the Company had $732,562 and $732,562, respectively, in outstanding notes payable, related parties. As of September 30 and June 30, 2022, the Company had $59,963 and $47,763, respectively, in accrued interest related to these notes. All of these notes were assumed in connection with the acquisition on March 25, 2021.

Ref No.	Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Principal Balance 09/30/22	Principal Balance 6/30/22
1	3/25/2021	308,500	*	10%	$308,500	308,500
2	3/25/2021	47,436	*	10%	47,435	47,435
3	3/25/2021	158,503	*	10%	158,503	158,503
4	3/24/22	39,000	*	6%	39,000	39,000
5	5/5/22	179,124	11/5/22	6%	179,124	179,124
	Total				$732,562	$732,562

* As of September 30, 2022, these notes are in default.

NOTE 10. CONVERTIBLE NOTES PAYABLE, IN DEFAULT

As of September 30 and June 30, 2022, the convertible notes payable were as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 6/30/22	Principal Balance 6/30/21
8/26/14	50,000	2/26/14	10%	$0.0001	$50,000	$50,000
6/15/12	8,000	12/15/12	10%	$0.000350	8,000	8,000
10/18/11	1,900	10/18/11	8%	25% discount to market	6,900	6,900
10/3/10	20,000	10/3/12	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	10/31/10	8%	25% discount of previous 5 days closing price	4,000	4,000
2/26/07	30,000	2/26/09	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	4/17/09	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	6/15/09	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	1/29/09	10%	$0.95	15,000	15,000
4/17/07	15,000	4/17/09	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	12/23/08	10%	$0.95	18,000	18,000
11/30/06	50,000	11/30/08	10%	$0.85	50,000	50,000
9/16/06	100,000	9/9/08	12%	35% discount to market	38,000	38,000
10/1/05	15,000	4/1/07	10%	$0.50	15,000	15,000
Total Current					$304,900	$304,900

NOTE 11. SBA LOAN

SBA Loan

On June 25, 2020 and January 6, 2022, the Company’s wholly-owned subsidiary, Sarah Day Care Centers, Inc. received proceeds of $150,000 and $200,000, respectively, in the form of an SBA loan. Installment payments, including principal and interest of $1,746 are due monthly beginning on December 22, 2021. The balance of principal and interest is payable thirty years from the promissory note date. The interest accrues at a rate of 3.75% per annum. During the three months ended September 30, 2022 and 2021, the Company recorded $1,402 and $5,779, respectively in interest related to the SBA loans.

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares As of September 30, 2022 and June 30, 2022 the amounts that were reflected in income related to derivatives were:

	September 30, 2022
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	232,868	$208,605

	June 30, 2022
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	129,380	$226,585

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the quarters ending September 30, 2022 and 2021:

The financings giving rise to derivative financial instruments and the income effects:

	Three Months Ended
	September 30,	September 30,
	2021	2022
Compound embedded derivative	$17,980	$65,152
Day one derivative loss	-	-
Total derivative gain (loss)	$17,980	$65,152

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

		September 30,	June 30,
	Inception	2022	2022
Quoted market price on valuation date	$0.01	$1.85	$3.49
Contractual conversion rate	$0.0054 - $0.0081	$1.21 - $1.39	$1.94 - $2.62
Range of effective contractual conversion rates	-	-	-
Contractual term to maturity	1.00 Year	0.25 Years	0.25 Years
Market volatility:
Volatility	138.28%-238.13%	138.28%-238.13%	138.28%-238.13%
Contractual interest rate	5%-12%	5%-12%	5%-12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the periods ended September 30, 2022 and June 30, 2022.

	September 30, 2022	June 30, 2022

Beginning balance	226,585	254,700
Issuances:
Convertible Note Financing	-	-
Removals	-	-
Changes in fair value inputs and assumptions reflected	(17,980)	(28,115)
Conversions	-	-
Ending balance	$208,605	$226,585

The fair value of the compound embedded derivative is significantly influenced by the Company’s trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique.

NOTE 13. STOCKHOLDERS’ DEFICIT

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

As of September 30, 2022, the Company had 500,000,000 authorized shares of Series A Convertible Preferred Stock, par value, $0.000001 per share. Each share of Series A Convertible Preferred Stock is convertible into 100 shares of the Company’s common stock. The Company no longer authorized any Series B Convertible Preferred Stock.

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

The valuation allowance at September 30, 2022 was $6,794,427 and as of June 30, 2022 was $6,584,324. The net change in allowance during the three months ended September 30, 2022 and 2021 was $210,103 and $54,457, respectively.

As of September 30, 2022, the Company has federal net operating loss carry forwards of approximately $32,354,000 available to offset future taxable income through 2040. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the years ended June 30, 2022 and 2021 due to losses and full valuation allowances against net deferred tax assets.

As of September 30, 2022 and June 30, 2022, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

Based on management’s review of the Company’s tax position, the Company had no significant unrecognized corporate tax liabilities as of September 30, 2022 and June 30, 2022 and 2021 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 and 2012 through 2021 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 15. UNPAID PAYROLL TAXES

As of September 30 and June 30, 2022, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $60,402 and $17,401, respectively, subject to further interest and penalties. The total amount due to both taxing authorities including penalties and interest as of September 30, 2022 and June 30, 2022 was approximately $77,803 subject to further penalties and interest. This is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

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

Rent

As of September 30, 2022, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

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

Right-of-use asset is summarized below:

	September 30, 2022
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$130,441	$412,770	$825,582
Less: accumulated amortization	(93,007)	(78,830)	(109,039)	(280,876)
Right-of-use asset, net	$189,364	$51,611	$303,731	$544,706

	June 30, 2022
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$130,441	$412,770	$825,582
Less: accumulated amortization	(76,539)	(66,710)	(92,972)	(236,221)
Right-of-use asset, net	$205,832	$63,731	$319,798	$589,361

Operating lease liability is summarized below:

	September 30, 2022
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$190,586	$51,612	$303,731	$545,929
Less: current portion	(70,014)	(51,612)	68,421)	(190,049)
Long term portion	$120,572	$-	$235,310	$355,880

	June 30, 2022
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$206,887	$63,732	$319,798	$590,417
Less: current portion	(68,101)	(50,343)	(66,738)	(185,182)
Long term portion	$138,786	$13,389	$253,060	$405,235

Maturity of the lease liability is as follows:

	September 30, 2022
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Year ending June 30, 2023	$63,866	$40,500	$71,192	$175,558
Year ending June 30, 2024	85,802	13,500	94,923	194,225
Year ending June 30, 2025	64,840	-	94,923	159,763
Year ending June 30, 2026	-	-	94,923	94,923
Year ending June 30, 2027	-	-	7,910	7,910
Present value discount	(23,922)	(2,388)	(60,140)	(86,450)
Lease liability	$190,586	$51,612	$303,731	$590,417

Finance leases

Commencing during the quarter ended September 30, 2022, the Company leases office equipment under two finance leases with combined monthly payments of $5,897. The leases mature on March 1, 2024 and December 1, 2026.

Finance right of use assets are summarized below:

	As of	As of
	September 30,	June 30,
	2022	2022
Equipment lease	$24,097	$24,097
Less accumulated amortization	(4,590)	(3,442)
Finance right of use asset	$19,507	$20,655

On October 1, 2021, the Company discontinued use of one of its copiers. As a result, the Company recorded an impairment of assets in the amount of $84,364, during the fiscal quarter ended September 30, 2022. Amortization expense was $3,442 and $0 for the three months ended June 30, 2022 and 2021, respectively.

Finance lease liabilities are summarized below:

	As of	As of
	September 30,	June 30,
	2022	2022
Equipment lease	$186,124	$186,124
Less: current portion	(59,904)	(42,855)
Long term portion	$126,220	$143,269

Equipment
Lease As of September 30, 2022
Year Ended June 30, 2023	$70,761
Year Ended June 30, 2024	61,167
Year Ended June 30, 2025	32,388
Year Ended June 30, 2026	32,388
Year Ended June 30, 2027	16,194
Total future minimum lease payments	212,898
Less imputed interest	(26,774)
PV of payments	$186,124

NOTE 18. RELATED PARTY TRANSACTIONS

During the fiscal quarter ended September 30, 2022 and 2021, related party transactions were as follows:

As of September 30, 2022, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

As of September 30, 2022, a company founded and partially owned by the Company’s Chairman, Charles Everhardt, has paid the Licensing Fees of $1,500,000 on behalf of the Company, which is included in accounts payable and accrued liabilities.

On May 5, 2022, the Company signed a note receivable of $179,124 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt. The principal amount of $179,124 was due as of September 30 and June 30, 2022.

On March 25, 2022, the Company signed a note receivable of $39,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt. The principal amount of $39,000 was due as of September 30 and June 30, 2022.

On September 28, 2021, the Company signed a note receivable of $50,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt. The principal amount of 50,000 was due as of September 30 and June 30, 2022.

On September 8, 2021 the Company signed a note receivable of $29,294 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt. The principal amount of $29,294 was due as of September 30 and June 30, 2022.

NOTE 19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through November 17, 2022, the date the financial statements were available to be issued, and determined that there were no such events requiring adjustment to, or disclosure in, the accompanying consolidated financial statements except as described below.

On November 9, 2022, the Company signed a note receivable of $500 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt.

On October 5, 2022, the Company signed a note receivable of $20,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt.

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

The Company has also been working on launching an RX Vitality wallet digital offering and mobile app. Once implemented and live, the Company’s digital healthcare wallet will be accessible by customers via mobile wallet on both the Apple iOS and Android App Stores. The Company intends to have a physical healthcare card as well.

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

As of September 30, 2022, the Company had current assets of $359,388. The Company has a limited amount of liquid cash and no other liquid assets on hand as of September 30, 2022, and this is not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

Results of Operations for the Three Months Ended September 30, 2022, and September 30, 2021

For the quarter ended September 30, 2022, we recorded gross revenues of $384,150 versus $316,566 for the quarter ended September 30, 2021, as a result of the Company’s ability to keep centers open for longer periods of time, and more participants coming to the center more often.

For the quarter ended September 30, 2022, operating expenses increased to $1,347,158 from $614,723, a $732,435 increase, or 119.51%, over the quarter ended September 30, 2021. The increase is due to an increase in expenses due to the Company’s acquisition of RX Vitality and the initiating the development of its RX Vitality Wallet and debit card.

For the quarter ended September 30, 2022, interest expense on our convertible notes payable decreased to $9,747 from $26,313, a decrease of 62.96% over the quarter ended September 30, 2021. This decrease is primarily due to an decrease in interest expense.

For the quarter ended September 30, 2022, we realized a net loss of $1,000,490 as compared to a net loss of $259,318 for the quarter ended September 30, 2021. The increase in our net loss of $741,172 was primarily due to an increase in licensing expenses due to the Company’s acquisition of RX Vitality and the initiating the development of its RX Vitality Wallet and debit card.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2022, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than disclosed herein, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

As of September 30, 2022, we were not a party to any material legal proceedings. We currently have fourteen (14) convertible promissory notes that are in default, and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders, including the below.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended September 30, 2022, the Company did not have any unregistered sales of any equity securities.

Item 3. Defaults Upon Senior Securities.

During the fiscal quarter ended September 30, 2022, the Company was in default under the majority of its outstanding legacy convertible notes.

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

14.1	Code of Ethics (Incorporated by reference to the Company’s Form SB-2 filed with the SEC on May 12, 2006)
31.1 *	Certification by the Principal Executive Officer
31.2 *	Certification by the Principal Accounting Officer
32.1 *	Certification by the Principal Executive Officer
32.2 *	Certification by the Principal Accounting Officer
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

/s/ Merle Griff
Merle Griff Chief Executive Officer

Date: November 21, 2022

