Form 10-Q
period 2022-12-31
INNOVATIVE MEDTECH, INC.
filed 2023-02-21
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 17, 2023, there were 21,157,327 shares of Common Stock, $0.000001 par value per share, issued and outstanding.

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

INNOVATIVE MEDTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	June 30, 2022
	Unaudited
Assets
Current assets
Cash and cash equivalents	$88,488	$301,337
Accounts receivable, net	199,029	186,285
Notes receivable	15,293	27,289
Prepaid expenses	23,218	-
Total current assets	326,028	514,911

Deposits	6,716	6,716
Right-of-use asset	498,930	589,361
Finance lease asset, net	18,359	20,655
Property, plant and equipment, net of accumulated depreciation	320,342	332,891
Intangible assets	3,152,415	3,157,733
Goodwill	177,777	177,777
Total Assets	$4,500,567	$4,800,044

Liabilities & Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$3,328,771	$1,594,503
Accrued interest	544,213	521,275
Accrued interest, related parties	97,973	63,939
Notes payable, related parties, current	757,063	732,562
Notes payable, current	146,993	146,993
Convertible notes payable, current	266,900	266,900
SBA Loan, current	5,237	20,952
Derivative liability	198,446	226,585
Finance lease liability	61,035	42,855
Operating lease liability	181,310	185,182
Total current liabilities	5,587,951	3,801,746

Royalty liability	1,487,245	1,459,552
Finance lease liability, non-current	96,241	143,269
Operating lease liability, non-current	319,014	405,235
Notes payable, non-current	55,102	71,632
SBA Loan	343,017	329,048
Total Liabilities	7,888,570	6,210,483

Commitments and contingencies (Note 13)

Stockholders’ Deficit
Series A Preferred stock, $0.000001 par value; 500,000,000 authorized: 367,500 shares issued and outstanding at December 31, 2022 and June 30, 2022	-	-
Common stock, $0.000001 par value; 130,000,000 shares authorized; 21,157,327 shares issued and outstanding at December 31, 2022 and June 30, 2022	21	21
Additional paid in capital	31,563,906	31,563,906
Accumulated deficit	(34,951,930)	(32,974,366)
Total Stockholders’ Deficit	(3,388,003)	(1,410,439)
Total Liabilities and Stockholders’ Deficit	$4,500,567	$4,800,044

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended		For the six months ended
	December 31,		December 31,
	2022	2021	2022	2021

Revenue:
Participant fees	$277,426	$203,097	$524,447	$397,007
Franchise fees	142,926	127,611	280,055	250,267
	420,352	330,708	804,502	647,274

Operating expenses:
General and administrative	253,604	219,897	513,542	457,539
Salaries and wages	268,479	224,851	530,235	451,790
Licensing fees	750,000	-	1,500,000	-
Consulting fees	28,500	36,000	75,000	138,525
Legal and professional fees	52,171	(4,169)	81,135	43,448
Total operating expenses	1,352,754	476,579	2,699,912	1,091,302

Loss from operations	(932,402)	(145,871)	(1,895,410)	(444,028)

Other income (expense):
Interest expense, related parties	8,972	-	-	(8,972)
Interest expense	(63,803)	(32,534)	(111,472)	(49,875)
Change in fair value of derivatives	10,159	(98,970)	28,139	(33,818)
Other income	-	78,519	1,179	78,519
Total other income (expense)	(44,672)	(52,985)	(82,154)	(14,146)

Net loss	$(977,074)	$(198,856)	$(1,977,564)	$(458,174)

Basic and diluted earnings per share on net loss	$(0.05)	$(0.01)	$(0.09)	$(0.03)

Weighted average shares outstanding - basic and diluted	21,157,327	15,657,327	21,157,327	15,616,343

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC. AND SUBSIDIARIES UNAUDITED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the six months ended December 31, 2022

					Additional
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2022 (Audited)	367,500	$-	21,157,327	$21	$31,563,906	$(32,974,366)	$(1,410,439)

Net income	-	-	-	-	-	(1,000,490)	(1,000,490)

Balance, September 30, 2022	367,500	$-	21,157,327	$21	$31,563,906	$(33,974,856)	$(2,410,929)

Net income	-	-	-	-	-	(977,074)	(977,074)

Balance, December 31, 2022	367,500	$-	21,157,327	$21	$31,563,906	$(34,951,930)	$(3,388,003)

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC. AND SUBSIDIARIES UNAUDITED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the three and six months ended December 31, 2021

					Additional
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2021 (Audited)	317,500	$-	15,557,327	$16	$14,860,551	$(14,916,012)	$(55,445)

Issuance of common stock for services	-	-	100,000	-	75,000	-	75,000

Net loss	-	-	-	-	-	(259,318)	(259,318)

Balance, September 30, 2021	317,500	-	15,657,327	16	14,935,551	(15,175,330)	(239,763)

Net loss	-	-	-	-	-	(198,856)	(198,856)

Balance, December 31, 2021	317,500	$-	15,657,327	$16	$14,935,551	$(15,374,186)	$(438,619)

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the six months ended
	December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(1,977,564)	$(458,174)

Adjustments to reconcile net loss to net
cash from operating activities:
Depreciation and amortization	17,869	25,069
Stock issued for services	-	75,000
Impairment of ROU asset	-	719
Amortization of royalty fee liability discount	27,693	-
Change in fair value of derivatives	(28,139)	33,818
Right-of-use	(26,215)	-
Changes in operating assets and liabilities
Accounts receivable	(12,744)	7,299
Prepaid expenses	(23,218)	1,745
Deposits	-	3,615
Accounts payable and accrued liabilities	1,734,268	5,518
Accrued interest, related party	24,798	17,944
Accrued interest	32,184	35,851
Net cash from operating activities	(231,068)	(251,596)

Cash Flows from Investing Activities
Collections from notes receivable	11,996	-
Issuance of notes receivable	-	24,169
Acquisition of fixed assets	-	(1,138)
Net cash from investing activities	11,996	23,031

Cash Flows from Financing Activities
Proceeds from convertible notes payable	-	(79,480)
Proceeds from SBA loan	(1,746)	-
Proceeds from notes payable, related party	24,500	-
Payments on notes payable	(16,531)	-
Net cash from financing activities	6,223	(79,480)

Change in Cash and cash equivalents	(212,849)	(308,045)

Cash and cash equivalents at beginning of period	301,337	433,435

Cash and equivalents at end of period	$88,488	$125,390

Supplemental Cash Flow Information
Cash paid for interest	$4,028	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING DECEMBER 31, 2022

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Innovative MedTech, Inc. (the “Company”), a Delaware corporation, is a provider of health and wellness services, primarily through its wholly owned subsidiaries Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. SarahCare (“SarahCare”), an adult day care franchisor with 26 centers (2 corporate and 24 franchise locations) located in 13 states. SarahCare offers seniors daytime care and activities focusing on meeting their physical and medical needs on a daily basis, and ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives.

On April 1, 2022, the Company partnered with TruCash Group of Companies Inc. (“TruCash”), a leading global payments provider, to launch an all-in-one Super Healthcare App, called RX Vitality Wallet, that was being designed to cater to consumers, patients, hospitals, Seniors, and governments, with a solid platform of benefits and online banking. The RX Vitality digital healthcare wallet was being designed to offer 20%-75% pharmaceutical discounts at 65,000 pharmacies across the United States, including Walgreens and CVS. In addition, the Company plans to offer health and wellness discounts at 500+ online merchants, as well as earning points on its loyalty program. The Company intends to generate revenue from its digital wallet and mobile app in multiple ways, including but not limited to monthly recurring fees, transfer fees, and the inter-exchange rate. On June 15, 2022, the Company’s RX Vitality digital healthcare wallet became available for download at the Apple iOS App store for Apple iPhone users. The Company’s app has also been approved and is available on the Google Play Store. The Company’s digital healthcare wallet should be accessible by customers via mobile wallet on both the Apple iOS and Android App Stores. The Company intends to have a physical healthcare card as well.

On April 5, 2022, the Company engaged mPulse Mobile, a leader in conversational AI and digital engagement solutions for the healthcare industry, to drive engagement with the Company’s digital app and wallet.

On April 28, 2022, the Company entered into a share exchange agreement to acquire RX Vitality, Inc. (“RX Vitality”), a media and finance advisory company.

On May 13, 2022, the Company entered into a partnership with VSUSA Corp. (“VSUSA”), a non-for-profit organization that empowers Veterans and Seniors by offering services designed to build successful life transitions with access to workforce and independent housing; health services; and social service programs in communities across the United States. The partnership permits the Company to use the VSUSA logo on the back of its Vitality Debit Card. For this, the Company is obligated to give up to 1% of its revenue generated from its Vitality Debit Card to VSUSA. The Company’s Chairman is a principal and co-Founder of VSUSA.

NOTE 2. LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

For the six months ended December 31, 2022 and 2021, the Company reported a net loss of $1,977,564 and $458,174 respectively.

As of December 31, 2022, the Company had a working capital deficit of $5,261,923 along with an accumulated deficit of $34,951,930.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of December 31, 2022, the Company had $88,488 cash available. Management believes that cash on hand as of December 31, 2022 is not sufficient to fund operations for the next year and beyond. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six months ended December 31, 2022 and 2021.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that does not exceed $250,000 at December 31, 2022. For the purpose of the consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31 and June 30, 2022.

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

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. For the periods ended December 31, 2022 and 2021, there were no impairment losses.

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

Recently Issued Accounting Pronouncements

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations for the period ended as of December 31, 2022 or on a going forward basis.

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

NOTE 4. NOTES RECEIVABLE

The Company’s wholly-owned subsidiary Sarah Adult Day Services, Inc., has notes receivables from two franchises, which were previously converted from trade receivables. They are as follows:

	December 31,	June 30,
	2022	2022

Notes receivable from a franchise, due in monthly installments of $1,999, no interest, maturing March 2023	$5,999	$17,995

Note receivable from related party (see Note 17), due in six months, with no installments, 5% interest maturing March 2022	9,294	9,294
Total notes receivable	15,293	27,289
Less long-term	-	-
Total short term notes receivable	$15,293	$27,289

Principal to be collected during the next year is as follows:

As of
December 31, 2022
Year ending June 30, 2023	$15,293

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2022 and June 30, 2022:

	December 31,	June 30,
	2022	2022

Leasehold improvements	$294,864	$294,864
Vehicles	67,116	67,116
Computer equipment	14,354	14,354
Furniture and fixtures	5,455	5,455
	381,789	381,789
Less: Accumulated depreciation	(61,447)	(48,898)
Property and equipment – net	$320,342	$332,891

Depreciation expense was $6,138 and $11,359 for the three months ended December 31, 2022 and 2021. Depreciation expense was $12,549 and $25,069 for the six months ended December 31, 2022 and 2021, respectively.

NOTE 6. INTANGIBLE ASSETS

	December 31,	June 30,
	2022	2022
Customer relationships	$40,000	$40,000
Trademarks	410,000	410,000
Non-Compete Agreement	1,000	1,000
CARF Accreditation	23,000	23,000
Franchise Agreements	2,710,000	2,710,000
	3,184,000	3,184,000
Less: Accumulated Amortization	(31,585)	(26,267)
Intangible assets - net	$3,152,415	$3,157,733

The Company recorded amortization expense in the amount of $5,318 and $0 for the three months ended December 31, 2022 and 2021. The Company recorded amortization expense in the amount of $5,318 and $0 for the six months ended December 31, 2022 and 2021.

NOTE 7. NOTES PAYABLE

As of December 31, 2022 and June 30, 2022, the Company had notes payable, as follows:

Ref No.	Date of Note Issuance	Original Principal Balance	Maturity Date		Principal Balance as of
				Interest	December 31,	June 30,
				Rate %	2022	2022
1	9/16/06	100,000	**	12	$38,000	$38,000
2	12/25/20	$146,021	8/15/25	10	88,164	104,694
3	2/24/14	5,000	**	9	8,547	8,547
4	2/24/14	39,000	**	9	33,687	33,687
5	2/24/14	179,124	**	9	33,697	33,697
	Total				$202,095	$218,625
	Less: Current				$146,993	$146,993
	Long Term				$55,102	$71,632

________

* As of December 31, 2022, these notes are in default.

Amount Due
Year Ended June 30, 2023	$130,463
Year Ended June 30, 2024	33,061
Year Ended June 30, 2025	33,061
Year Ended June 30, 2026	5,510
Total future payments	$202,095

NOTE 8. NOTES PAYABLE, RELATED PARTIES

As of December 31 and June 30, 2022, the Company had notes payable, related parties as follows:

Ref No.	Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Principal Balance 09/30/22	Principal Balance 6/30/22
1	3/25/2021	308,500	*	10%	$308,500	308,500
2	3/25/2021	47,436	*	10%	47,435	47,435
3	3/25/2021	158,503	*	10%	158,503	158,503
4	3/24/22	39,000	*	6%	39,000	39,000
5	5/5/22	179,124	*	6%	179,124	179,124
6	10/5/22	20,000	4/5/23	6%	20,000	-
7	11/9/22	500	5/9/23	6%	500	-
8	11/18/22	4,000	5/18/23	6%	4,000	-
	Total				$757,063	$732,562
	Less Current				$757,063	$732,562
	Long term				$-	$-

* As of December 31, 2022, these notes are in default.

Amount Due

Year Ended June 30, 2023	$757,063
Total future payments	$757,063

NOTE 9. CONVERTIBLE NOTES PAYABLE, IN DEFAULT

As of December 31 and June 30, 2022, the convertible notes payable were as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 6/30/22	Principal Balance 6/30/21
8/26/14	50,000	*	10%	$0.0001	$50,000	$50,000
6/15/12	8,000	*	10%	$0.000350	8,000	8,000
10/18/11	1,900	*	8%	25% discount to market	6,900	6,900
10/3/10	20,000	*	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	*	8%	25% discount of previous 5 days closing price	4,000	4,000
2/26/07	30,000	*	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	*	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	*	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	*	10%	$0.95	15,000	15,000
4/17/07	15,000	*	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	*	10%	$0.95	18,000	18,000
11/30/06	50,000	*	10%	$0.85	50,000	50,000
10/1/05	15,000	*	10%	$0.50	15,000	15,000
Total Current					$266,900	$266,900
Less Current					$266,900	$266,900
Long Term					$-	$-

* As of December 31, 2022, these notes are in default.

Amount Due

Year Ended June 30, 2023	$266,900
Total future payments	$266,900

NOTE 10. SBA LOAN

SBA Loan

On June 25, 2020 and January 6, 2022, the Company’s wholly-owned subsidiary, Sarah Day Care Centers, Inc. received proceeds of $150,000 and $200,000, respectively, in the form of an SBA loan. Installment payments, including principal and interest of $1,746 are due monthly beginning on December 22, 2021. The balance of principal and interest is payable on June 16, 2050, thirty years from the promissory note date, June 16, 2020. The interest accrues at a rate of 3.75% per annum.

Amount Due

Year Ended June 30, 2023	$1,979
Year Ended June 30, 2024	6,578
Year Ended June 30, 2025	6,829
Year Ended June 30, 2026	7,089
Year Ended June 30, 2027	7,360
Thereafter	318,419
Total Payments	$348,254

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares As of December 31, 2022 and June 30, 2022 the amounts that were reflected in income related to derivatives were:

	December 31, 2022
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	342,172	$198,446

	June 30, 2022
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	129,380	$226,585

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the quarters ending December 31, 2022 and 2021:

The financings giving rise to derivative financial instruments and the income effects:

	Three Months Ended
	December 31,	December 31,
	2022	2021
Compound embedded derivative	$10,159	$(98,970)
Day one derivative loss	-	-
Total derivative gain (loss)	$10,159	$(98,970)

	Six Months Ended
	December 31,	December 31,
	2022	2021
Compound embedded derivative	$28,139	$(33,818)
Day one derivative loss	-	-
Total derivative gain (loss)	$28,139	$(33,818)

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

		December 31,	June 30,
	Inception	2022	2022
Quoted market price on valuation date	$0.01	$1.85	$3.49
Contractual conversion rate	$0.0054 - $0.0081	$0.799 - $0.984	$1.94 - $2.62
Range of effective contractual conversion rates	-	-	-
Contractual term to maturity	1.00 Year	0.25 Years	0.25 Years
Market volatility:
Volatility	138.28%-238.13%	138.28%-238.13%	138.28%-238.13%
Contractual interest rate	5%-12%	5%-12%	5%-12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the periods ended December 31, 2022 and June 30, 2022.

	December 31, 2022	June 30, 2022

Beginning balance	226,585	254,700
Issuances:
Convertible Note Financing	-	-
Removals	-	-
Changes in fair value inputs and assumptions reflected	(28,139)	(28,115)
Conversions	-	-
Ending balance	$198,446	$226,585

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

Common Stock

On or about April 26, 2022, the Company issued the Vitality Shareholders 5,500,000 common shares, par value, $0.000001 per share, to Vitality Shareholders’ for consulting services and their expertise in technology, financial services and media related to the Company’s digital healthcare wallet.

Series A Preferred Stock & Series B Preferred Stock

On April 26, 2022, the Company issued the Shareholders of Vitality 50,000 shares of Series A Convertible Preferred Stock, par value, $0.000001 per share, to Vitality’s five shareholder’s for consulting services and their expertise in technology, financial services and media related to the Company’s digital healthcare wallet.

As of December 31, 2022, the Company had 500,000,000 authorized shares of Series A Convertible Preferred Stock, par value, $0.000001 per share. Each share of Series A Convertible Preferred Stock is convertible into 100 shares of the Company’s common stock. The Company no longer authorized any Series B Convertible Preferred Stock.

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

The valuation allowance at December 31, 2022 was $6,999,613 and as of June 30, 2022 was $6,584,324. The net change in allowance during the six months ended December 31, 2022 and 2021 was $415,289 and $96,216, respectively.

As of December 31, 2022, the Company has federal net operating loss carry forwards of approximately $33,331,000 available to offset future taxable income through 2040. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the years ended June 30, 2022 and 2021 due to losses and full valuation allowances against net deferred tax assets.

As of December 31, 2022 and June 30, 2022, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

Based on management’s review of the Company’s tax position, the Company had no significant unrecognized corporate tax liabilities as of December 31, 2022 and June 30, 2022 and 2021 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 and 2012 through 2021 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 14. UNPAID PAYROLL TAXES

As of December 31 and June 30, 2022, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $60,402 and $17,401, respectively, subject to further interest and penalties. The total amount due to both taxing authorities including penalties and interest as of December 31, 2022 and June 30, 2022 was approximately $77,803 subject to further penalties and interest. This is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

IRS Tax Lien

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company.

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

Rent

As of December 31, 2022, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

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

On April 21, 2021, the Company, through ten newly-formed, wholly-owned limited liability companies, entered into lease agreements with entities controlled by our Chairman, Charles Everhardt, for ten additional SarahCare locations to be operated by the Company. All of the leases are for a ten-year period beginning on July 1, 2021, and ending on June 30, 2031, with a 5-year renewal option. The rent for each location is $7,500 per month. On November 1, 2022, the Company amended the leases to delay commencement until May 1, 2023. On April 29, 2022, the Company amended the leases to delay commencement until November 1, 2022[C6] . On August 19, 2022, the Company and landlord mutually agreed to terminate one of the leases formed on April 21, 2021.

NOTE 16. LEASES

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

Right-of-use asset is summarized below:

	December 31, 2022
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$130,441	$412,770	$825,582
Less: accumulated amortization	(109,886)	(91,255)	(125,511)	(326,652)
Right-of-use asset, net	$172,485	$39,186	$287,259	$498,930

	June 30, 2022
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$130,441	$412,770	$825,582
Less: accumulated amortization	(76,539)	(66,710)	(92,972)	(236,221)
Right-of-use asset, net	$205,832	$63,731	$319,798	$589,361

Operating lease liability is summarized below:

	December 31, 2022
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$173,876	$39,187	$287,259	$500,322
Less: current portion	(71,975)	(39,187)	(70,146)	(181,308)
Long term portion	$101,901	$-	$217,113	$319,014

	June 30, 2022
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$206,887	$63,732	$319,798	$590,417
Less: current portion	(68,101)	(50,343)	(66,738)	(185,182)
Long term portion	$138,786	$13,389	$253,060	$405,235

Maturity of the lease liability is as follows:

	December 31, 2022
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Year ending June 30, 2023	$42,706	$27,000	$47,462	$117,168
Year ending June 30, 2024	85,802	13,500	94,923	194,225
Year ending June 30, 2025	64,840	-	94,923	159,763
Year ending June 30, 2026	-	-	94,923	94,923
Year ending June 30, 2027	-	-	7,910	7,910
Present value discount	(19,472)	(1,313)	(52,882)	(73,667)
Lease liability	$173,876	$39,187	$287,259	$500,322

Finance leases

Commencing during the quarter ended December 31, 2022, the Company leases office equipment under two finance leases with combined monthly payments of $5,897. The leases mature on March 1, 2024 and December 1, 2026.

Finance right of use assets are summarized below:

	As of	As of
	December 31,	June 30,
	2022	2022
Equipment lease	$24,097	$24,097
Less accumulated amortization	(5,738)	(3,442)
Finance right of use asset	$18,359	$20,655

On October 1, 2021, the Company discontinued use of one of its copiers. As a result, the Company recorded an impairment of assets in the amount of $84,364 during the three months ended December 31, 2022. Amortization expense was $1,148 and $0 for the three months ended June 30, 2022 and 2021, respectively. Amortization expense was $2,296 and $0 for the six months ended June 30, 2022 and 2021, respectively.

Finance lease liabilities are summarized below:

	As of	As of
	December 31,	June 30,
	2022	2022
Equipment lease	$157,276	$186,124
Less: current portion	(61,035)	(42,855)
Long term portion	$96,241	$143,269

Equipment
Lease As of December 31, 2022
Year Ended June 30, 2023	$35,380
Year Ended June 30, 2024	61,167
Year Ended June 30, 2025	32,388
Year Ended June 30, 2026	32,388
Year Ended June 30, 2027	16,194
Total future minimum lease payments	177,517
Less imputed interest	(20,241)
PV of payments	$157,276

NOTE 17. RELATED PARTY TRANSACTIONS

During the periods ended December 31, 2022 and 2021, related party transactions were as follows:

 As of December 31, 2022, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

As of December 31, 2022, a company founded and partially owned by the Company’s Chairman, Charles Everhardt, has paid the Licensing Fees of $1,500,000 on behalf of the Company, which is included in accounts payable and accrued liabilities.

As of December 31, 2022, the President of the Company, Michael Friedman, had accrued salary of $119,500.

On December 21, 2022, a company founded and partially owned by the Company’s Chairman, Charles Everhardt, advanced the Company a total of $10,000.

On December 19, 2022, a company founded and partially owned by the Company’s Chairman, Charles Everhardt, advanced the Company a total of $20,000.

On November 9, 2022, the Company signed a note payable of $500 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt. The principal amount of $500 was due as of December 31, 2022.

On November 18, 2022, the Company signed a note payable of $4,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt. The principal amount of $4,000 was due as of December 31, 2022.

On October 31, 2022, a company founded and partially owned by the Company’s Chairman, Charles Everhardt, advanced the Company a total of $15,000.

On October 5, 2022, the Company signed a note payable of $20,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt. The principal amount of $20,000 was due as of December 31, 2022.

On May 5, 2022, the Company signed a note payable of $179,124 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt. The principal amount of $179,124 was due as of December 31 and June 30, 2022.

On March 25, 2022, the Company signed a note payable of $39,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt. The principal amount of $39,000 was due as of December 31 and June 30, 2022.

On March 25, 2021 the Company signed a note payable of $308,500 from Merle Griff, the Company’s CEO. The principal amount of $308,500 was due as of December 31 and June 30, 2022.

On March 25, 2021 the Company signed a note payable of $158,503 from Merle Griff, the Company’s CEO. The principal amount of $158,503 was due as of December 31 and June 30, 2022.

On September 28, 2021, the Company signed a note payable of $50,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt. The principal amount of $50,000 was due as of December 31 and June 30, 2022.

On September 8, 2021 the Company signed a note payable of $29,294 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt. The remaining principal amount of $29,294 was due as of December 31 and June 30, 2022.

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through February 21, 2023, the date the financial statements were available to be issued, and determined that there were no such events requiring adjustment to, or disclosure in, the accompanying consolidated financial statements except as described below.

On January 17, 2023, the Company signed a note receivable of $18,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt.

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

On April 1, 2022, the Company partnered with TruCash Group of Companies Inc. (“TruCash”), a leading global payments provider, to launch an all-in-one Super Healthcare App, called RX Vitality Wallet, that was being designed to cater to consumers, patients, hospitals, Seniors, and governments, with a solid platform of benefits and online banking. The RX Vitality digital healthcare wallet was being designed to offer 20%-75% pharmaceutical discounts at 65,000 pharmacies across the United States, including Walgreens and CVS. In addition, we plan to offer health and wellness discounts at 500+ online merchants, as well as earning points on our Loyalty Program. The Company intends to generate revenue from its digital wallet and mobile app in multiple ways, including but not limited to monthly recurring fees, transfer fees, and the inter-exchange rate. On June 15, 2022, the Company’s RX Vitality digital healthcare wallet became available for download at the Apple iOS App store for Apple iPhone users. The Company’s app has also been approved and is available on the Google Play Store. The Company’s digital healthcare wallet should be accessible by customers via mobile wallet on both the Apple iOS and Android App Stores. The Company intends to have a physical healthcare card as well.

On April 5, 2022, the Company engaged mPulse Mobile, a leader in conversational AI and digital engagement solutions for the healthcare industry, to drive engagement with the Company’s digital app and wallet (currently under development).

On April 28, 2022, the Company entered into a share exchange agreement to acquire RX Vitality, Inc. (“RX Vitality”), a media and finance advisory company.

On May 13, 2022, the Company entered into a partnership with VSUSA Corp. (“VSUSA”), a non-for-profit organization that empowers Veterans and Seniors by offering services designed to build successful life transitions with access to workforce and independent housing; health services; and social service programs in communities across the United States. The partnership permits the Company to use the VSUSA logo on the back of its Vitality Debit Card. For this the Company is obligated to give up to 1% of its revenue generated from its Vitality Debit Card to VSUSA. The Company’s Chairman is a principal and co-Founder of VSUSA.

As of December 31, 2022, the Company had current assets of $326,028. The Company has a limited amount of liquid cash and no other liquid assets on hand as of December 31, 2022, and this is not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

Results of Operations for the Three Months Ended December 31, 2022, and December 31, 2021

For the quarter ended December 31, 2022, we recorded gross revenues of $420,352 versus $330,708 for the quarter ended December 31, 2021, as a result of the Company’s ability to keep centers open for longer periods of time, and more participants coming to the center more often.

For the quarter ended December 31, 2022, operating expenses increased to $1,352,754 from $476,579, a $876,175 increase, or 184%, over the quarter ended December 31, 2021. The increase is due to an increase in expenses due to the Company’s development of its RX Vitality Wallet and debit card.

For the quarter ended December 31, 2022, interest expense on our convertible notes payable increased to $63,803 from $32,534, an increase of 96% over the quarter ended December 31, 2021. This increase is primarily due to an increase in notes.

For the quarter ended December 31, 2022, we realized a net loss of $977,074 as compared to a net loss of $198,856 for the quarter ended December 31, 2021. The increase in our net loss of $778,218 was primarily due to an increase in licensing expenses due to the development of its RX Vitality Wallet and debit card.

Results of Operations for the Six Months Ended December 31, 2022, and December 31, 2021

For the six months ended December 31, 2022, we recorded gross revenues of $804,502 versus $647,274 for the six months ended December 31, 2021, as a result of the Company’s ability to keep centers open for longer periods of time, and more participants coming to the center more often.

For the six months ended December 31, 2022, operating expenses increased to $2,699,912 from $1,091,302, a $1,608,610 increase, or 147%, over the six months ended December 31, 2021. The increase is due to an increase in expenses due to the development of its RX Vitality Wallet and debit card.

For the six months ended December 31, 2022, interest expense on our convertible notes payable increased to $111,472 from $49,875, an increase of 124% over the six months ended December 31, 2021. This increase is primarily due to an increase in notes.

For the six months ended December 31, 2022, we realized a net loss of $1,977,564 as compared to a net loss of $458,174 for the six months ended December 31, 2021. The increase in our net loss of $1,519,390 was primarily due to an increase in licensing expenses due to the development of its RX Vitality Wallet and debit card.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2022, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than disclosed herein, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

As of December 31, 2022, we were not a party to any material legal proceedings. We currently have fourteen (14) convertible promissory notes that are in default, and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders, including the below.

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

As of the date of this quarterly report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended December 31, 2022, the Company did not have any unregistered sales of any equity securities.

Item 3. Defaults Upon Senior Securities.

During the fiscal quarter ended December 31, 2022, the Company was in default under the majority of its outstanding legacy convertible notes.

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

Date: February 21, 2023

