Form 10-Q
period 2023-03-31
INNOVATIVE MEDTECH, INC.
filed 2023-05-15
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of  May 15, 2023, there were 21,157,327 shares of Common Stock, $0.000001 par value per share, issued and outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless stated otherwise or the context otherwise requires, the words “we,” “us,” “our,” the “Company,” “Innovative MedTech” or “Innovative” in this “Quarterly Report on Form 10-Q collectively refers to Innovative MedTech, Inc., a Delaware corporation (the “Company”), and its subsidiaries. The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” relating to the Company, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

INNOVATIVE MEDTECH, INC.

 AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	June 30, 2022
	Unaudited
Assets
Current assets
Cash and cash equivalents	$193,858	$301,337
Accounts receivable, net	205,650	186,285
Notes receivable	-	17,995
Notes receivable, related party	9,294	9,294
Prepaid expenses	3,141	-
Total current assets	411,943	514,911

Deposits	6,716	6,716
Right-of-use asset	452,002	589,361
Finance lease asset, net	17,212	20,655
Property, plant and equipment, net of accumulated depreciation	305,437	332,891
Intangible assets, net of accumulated amortization	3,141,216	3,157,733
Goodwill	177,777	177,777
Total Assets	$4,512,303	$4,800,044

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$4,129,380	$1,594,503
Accrued interest	583,500	537,451
Accrued interest, related parties	89,876	47,763
Notes payable, related parties, current	802,063	732,562
Notes payable, current	138,728	146,993
Convertible notes payable, current	266,900	266,900
SBA Loan, current	5,237	20,952
Derivative liability	200,061	226,585
Finance lease liability	62,186	42,855
Operating lease liability	172,351	185,182
Total current liabilities	6,450,282	3,801,746

Royalty liability	1,495,457	1,459,552
Finance lease liability, non-current	80,257	143,269
Operating lease liability, non-current	281,019	405,235
Notes payable, non-current	55,102	71,632
SBA Loan, non-current	337,779	329,048
Total Liabilities	8,699,896	6,210,483

Commitments and contingencies (Note 15)

Stockholders’ Deficit
Series A Preferred stock, $0.000001 par value; 500,000,000 authorized: 367,500 shares issued and outstanding	-	-
Common stock, $0.000001 par value; 130,000,000 shares authorized; 21,157,327 shares issued and outstanding	21	21
Additional paid in capital	31,563,906	31,563,906
Accumulated deficit	(35,751,520)	(32,974,366)
Total Stockholders’ Deficit	(4,187,593)	(1,410,439)
Total Liabilities and Stockholders’ Deficit	$4,512,303	$4,800,044

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2023	2022	2023	2022

Revenue:
Participant fees	$277,158	$175,167	$801,605	$572,174
Franchise fees	199,959	116,620	480,014	366,887
	477,117	291,787	1,281,619	939,061

Operating expenses:
General and administrative	278,719	218,066	792,261	675,605
Salaries and wages	274,946	220,015	805,181	671,805
Licensing fees	750,000	-	2,250,000
Consulting fees	37,500	16,000	112,500	154,525
Legal and professional fees	58,055	31,880	139,190	75,328
Total operating expenses	1,399,220	485,961	4,099,132	1,577,263

Loss from operations	(922,103)	(194,174)	(2,817,513)	(638,202)

Other income (expense):
Interest expense, related parties	-	-	-	(8,972)
Interest expense	(36,254)	(28,580)	(147,726)	(78,455)
Change in fair value of derivatives	(1,615)	26,271	26,524	(7,547)
Gain on forgiveness of PPP loan	-	266,640	-	266,640
Other income	160,382	8,300	161,561	86,819
Total other income (expense)	122,513	272,631	40,359	258,485

Net loss	$(799,590)	$78,457	$(2,777,154)	$(379,717)

Basic and diluted earnings per share on net loss	$(0.04)	$0.01	$(0.13)	$(0.02)

Weighted average shares outstanding - basic and diluted	21,157,327	15,657,327	21,157,327	15,616,343

 See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three and nine months ended March 31, 2023

Unaudited

					Additional
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2022 (Audited)	367,500	$-	21,157,327	$21	$31,563,906	$(32,974,366)	$(1,410,439)

Net loss	-	-	-	-	-	(1,000,490)	(1,000,490)

Balance, September 30, 2022	367,500	-	21,157,327	21	31,563,906	(33,974,856)	(2,410,929)

Net loss	-	-	-	-	-	(977,074)	(977,074)

Balance, December 31, 2022	367,500	-	21,157,327	21	31,563,906	(34,951,930)	(3,388,003)

Net Loss	-	-	-	-	-	(799,590)	(799,590)

Balance, March 31, 2023	367,500	$-	21,157,327	$21	$31,563,906	$(35,751,520)	$(4,187,593)

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the nine months ended March 31, 2022

Unaudited

					Additional
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2021	317,500	$-	15,557,327	$16	$14,860,551	$(14,916,012)	$(55,445)

Issuance of common stock for services	-	-	100,000	-	75,000	-	75,000

Net loss	-	-	-	-	-	(259,318)	(259,318)

Balance, September 30, 2021	317,500	-	15,657,327	16	14,935,551	(15,175,330)	(239,763)

Net loss	-	-	-	-	-	(198,856)	(198,856)

Balance, December 31, 2021	317,500	-	15,657,327	16	14,935,551	(15,374,186)	(438,619)

Net income	-	-	-	-	-	78,457	78,457

Balance, March 31, 2022	317,500	$-	15,657,327	$16	$14,935,551	$(15,295,729)	$(360,162)

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the nine months ended
	March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(2,777,154)	$(379,717)

Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	43,971	51,171
Stock issued for services	-	75,000
Amortization of royalty fee liability discount	35,905	-
Change in fair value of derivatives	(26,524)	7,547
Gain on forgiveness of PPP loan	-	(266,640)
Right-of-use	(39,926)	124,392
Changes in operating assets & liabilities
Accounts receivable	(19,365)	(3,858)
Notes receivable	-	30,167
Prepaid expenses	(3,141)	(38,002)
Deposits	-	3,615
Accounts payable and accrued liabilities	2,534,877	10,969
Accrued interest, related party	42,113	26,721
Accrued interest	46,050	41,484
Net cash from operating activities	(163,194)	(317,151)

Cash Flows from Investing Activities
Collections from notes receivable	17,995	-
Acquisition of fixed assets	-	(9,163)
Net cash from investing activities	17,995	(9,163)

Cash Flows from Financing Activities
Proceeds from SBA loan	-	200,000
Proceeds from notes payable, related party	69,500	39,000
Payments on notes payable	(24,796)	-
Payments on SBA loan	(6,984)	-
Payments on notes payable	-	(87,745)
Net cash from financing activities	37,720	151,255

Increase in cash and cash equivalents	(107,479)	(175,059)

Cash and cash equivalents at beginning of period	301,337	433,435

Cash and equivalents at end of period	$193,858	$258,376

Supplemental Cash Flow Information
Cash paid for interest	$17,598	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING MARCH 31, 2023

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

For the nine months ended March 31, 2023 and 2022, the Company reported a net loss of $2,777,154 and $379,717 respectively.

As of March 31, 2023, the Company had a working capital deficit of $6,038,339 along with an accumulated deficit of $35,751,520

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of March 31, 2023, the Company had $193,858 cash available. Management believes that cash on hand as of March 31, 2023 is not sufficient to fund operations for the next year and beyond. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the nine months ended March 31, 2023 and 2022.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that does not exceed $250,000 at March 31, 2023. For the purpose of the consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2023 and June 30, 2022.

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

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. For the periods ended March 31, 2023 and 2022, there were no impairment losses.

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

Digital Healthcare Wallet and Card

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

Recently Issued Accounting Pronouncements

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations for the period ended as of March 31, 2023 or on a going forward basis.

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

NOTE 4. NOTES RECEIVABLE

The Company’s wholly-owned subsidiary Sarah Adult Day Services, Inc., has notes receivables from two franchises, which were previously converted from trade receivables. They are as follows:

	March 31,	June 30,
	2023	2022

Notes receivable from a franchise, due in monthly installments of $1,999, no interest, maturing March 2023	$-	$17,995

Total notes receivable	-	17,995
Less long-term	-	-
Total short term notes receivable	$-	$17,995

NOTE 5. NOTES RECEIVABLE, RELATED PARTY

The Company’s has a note receivable from a related party, as follows:

	March 31,	June 30,
	2023	2022

Note receivable from related party (see Note 17), due in six months, with no installments, 5% interest maturing March 2022	9,294	9,294
Total notes receivable	9,294	9,294
Less long-term	-	-
Total short term notes receivable	$9,294	$9,294

Principal to be collected during the next year is as follows:

As of
March 31, 2023

Year ending June 30, 2023	$9,294

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	June 30,
	2023	2022

Leasehold improvements	$294,864	$294,864
Vehicles	67,116	67,116
Computer equipment	14,354	14,354
Furniture and fixtures	5,455	5,455
	381,789	381,789
Less: Accumulated depreciation	(76,352)	(48,898)
Property, plant and equipment – net	$305,437	$332,891

Depreciation expense was $5,319 and $4,757 for the three months ended March 31, 2023 and 2022. Depreciation expense was $27,454 and $29,826 for the nine months ended March 31, 2023 and 2022, respectively.

NOTE 7. INTANGIBLE ASSETS

	March 31,	June 30,
	2023	2022

Customer relationships	$40,000	$40,000
Trademarks	410,000	410,000
Non-Compete Agreement	1,000	1,000
CARF Accreditation	23,000	23,000
Franchise Agreements	2,710,000	2,710,000
Less: accumulated amortization	(42,784)	(26,267)
Intangible assets - net	$3,141,216	$3,157,733

The Company recorded amortization expense in the amount of $5,881 and $21,684 for the three months ended March 31, 2023 and 2022.   The Company recorded amortization expense in the amount of $16,517 and $21,345 for the nine months ended March 31, 2023 and 2022.

NOTE 8. NOTES PAYABLE

As of March 31, 2023 and June 30, 2022, the Company had notes payable, as follows:

		Original			Principal Balance as of
	Date of Note	Principal	Maturity	Interest	March 31,	June 30,
Ref No.	Issuance	Balance	Date	Rate %	2023	2022
1	9/16/06	100,000	*	12	$38,000	$38,000
2	12/25/20	$146,021	8/15/25	10	79,899	104,695
3	2/24/14	5,000	*	9	8,547	8,547
4	2/24/14	39,000	*	9	33,687	33,687
5	2/24/14	179,124	*	9	33,697	33,697
	Total				$193,830	$218,626
	Less: Current				$138,728	$146,993
	Long Term				$55,102	$71,632

________

* As of March 31, 2023, these notes are in default.

Amount Due

Year Ended June 30, 2023	$122,198
Year Ended June 30, 2024	33,061
Year Ended June 30, 2025	33,061
Year Ended June 30, 2026	5,510
Total future payments	$193,830

NOTE 9. NOTES PAYABLE, RELATED PARTIES

As of March 31 and June 30, 2022, the Company had notes payable, related parties as follows:

Ref No.	Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Principal Balance 03/31/23	Principal Balance 6/30/22
1	3/25/2021	308,500	*	10%	$308,500	308,500
2	3/25/2021	47,436	*	10%	47,435	47,435
3	3/25/2021	158,503	*	10%	158,503	158,503
4	3/24/22	39,000	*	6%	39,000	39,000
5	5/5/22	179,124	*	6%	179,124	179,124
6	10/5/22	20,000	4/5/23	6%	20,000	-
7	11/9/22	500	5/9/23	6%	500	-
8	11/18/22	4,000	5/18/23	6%	4,000	-
9	1/17/23	18,000	7/17/23	6%	18,000	-
10	2/8/23	27,000	8/8/23	6%	27,000	-
	Total				$802,063	$732,562

* As of March 31, 2023, these notes are in default.

Amount Due

Year Ended June 30, 2023	$802,063
Total future payments	$802,063

NOTE 10. CONVERTIBLE NOTES PAYABLE, IN DEFAULT

As of March 31 and June 30, 2022, the convertible notes payable were as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 3/31/23	Principal Balance 6/30/22
8/26/14	50,000	*	10%	$0.0001	$50,000	$50,000
6/15/12	8,000	*	10%	$0.000350	8,000	8,000
10/18/11	1,900	*	8%	25% discount to market	6,900	6,900
10/3/10	20,000	*	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	*	8%	25% discount of previous 5 days closing price	4,000	4,000
2/26/07	30,000	*	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	*	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	*	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	*	10%	$0.95	15,000	15,000
4/17/07	15,000	*	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	*	10%	$0.95	18,000	18,000
11/30/06	50,000	*	10%	$0.85	50,000	50,000
10/1/05	15,000	*	10%	$0.50	15,000	15,000
Total Current					$266,900	$266,900

* As of March 31, 2023, these notes are in default.

Amount Due

Year Ended June 30, 2023	$266,900
Total future payments	$266,900

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

Amount Due

Year Ended June 30, 2023	$1,606
Year Ended June 30, 2024	6,578
Year Ended June 30, 2025	6,829
Year Ended June 30, 2026	7,089
Year Ended June 30, 2027	7,360
Thereafter	$313,555
Total Payments	$343,017

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares As of March 31, 2023 and June 30, 2022 the amounts that were reflected in income related to derivatives were:

	March 31, 2023
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	1,440,881	$200,061

	June 30, 2022
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	129,380	$226,585

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the quarters ending March 31, 2023 and 2022:

The financings giving rise to derivative financial instruments and the income effects:

	Three Months Ended
	March 31,	March 31,
	2023	2022
Compound embedded derivative	$(1,615	$26,271
Day one derivative loss	-	-
Total derivative gain (loss)	$(1,615)	$26,271

	Nine Months Ended
	March 31,	March 31,
	2022	2021
Compound embedded derivative	$26,524	$(7,547)
Day one derivative loss	-	-
Total derivative gain (loss)	$26,524	$(7,547)

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

		March 31,	June 30,
	Inception	2023	2022
Quoted market price on valuation date	$0.01	$0.295	$3.49
Contractual conversion rate	$0.0054 - $0.0081	$0.192 - $0.236	$1.94 - $2.62
Range of effective contractual conversion rates	-	-	-
Contractual term to maturity	1.00 Year	0.25 Years	0.25 Years
Market volatility:
Volatility	138.28%-238.13%	138.28%-238.13%	138.28%-238.13%
Contractual interest rate	5%-12%	5%-12%	5%-12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the periods ended March 31, 2023 and June 30, 2022.

	March 31, 2023	June 30, 2022

Beginning balance	226,585	254,700
Issuances:
Convertible Note Financing	-	-
Removals	-	-
Changes in fair value inputs and assumptions reflected	(26,524)	(28,115)
Conversions	-	-
Ending balance	$200,061	$226,585

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

As of March 31, 2023, the Company had 500,000,000 authorized shares of Series A Convertible Preferred Stock, par value, $0.000001 per share. Each share of Series A Convertible Preferred Stock is convertible into 100 shares of the Company’s common stock. The Company no longer authorized any Series B Convertible Preferred Stock.

Series A Preferred Stock & Series B Preferred Stock – Certificate of Designations

The Preferred Shares each have Certificate of Designations, which designate as follows:

Number

500,000,000 shares of the Company’s Preferred Stock are designated as shares of Series A Convertible Preferred Stock, par value $0.000001 per share.

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

Conversion

Each share of Preferred Stock is convertible into 100 shares of the Company’s common stock (the “Conversion Rate”).

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

Voting

On any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of outstanding shares of Preferred Stock would be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Except as provided by law or by the other provisions of the Company’s Certificate of Incorporation, holders of Preferred Stock vote together with the holders of common stock as a single class.

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

The valuation allowance at March 31, 2023 was $7,167,527 and as of June 30, 2022 was $6,584,324. The net change in allowance during the nine months ended March 31, 2023 and 2022 was $583,202 and $80,432, respectively.

As of March 31, 2023, the Company has federal net operating loss carry forwards of approximately $33,362,000 available to offset future taxable income through 2040. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the years ended June 30, 2022 and 2021 due to losses and full valuation allowances against net deferred tax assets.

As of March 31, 2023 and June 30, 2022, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

Based on management’s review of the Company’s tax position, the Company had no significant unrecognized corporate tax liabilities as of March 31, 2023 and June 30, 2022 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 and 2012 through 2021 Federal, and New York Corporate Income Tax Returns.

NOTE 15. UNPAID PAYROLL TAXES

As of March 31, 2023 and June 30, 2022, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $60,402 and $17,401, respectively, subject to further interest and penalties. The total amount due to both taxing authorities including penalties and interest as of March 31, 2023 and June 30, 2022 was approximately $77,803 subject to further penalties and interest. This is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

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

Rent

As of March 31, 2023, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

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

SarahCare

The Company is currently in default under its payment obligations in connection with the acquisition of SarahCare.

NOTE 17. LEASES

Operating Leases

Stow Professional Lease

In connection with the acquisition of Sarah Adult Day Centers, Inc. on March 25, 2021, the Company acquired a facilities lease with 6,000 square feet at 4472 Darrow Road, Stow, Ohio 44224. The lease expires on March 31, 2025 and the lease payments are as follows:

	Monthly Rent Payments
	Base Rent	Covid-19 Recoup*	Total Rent
April 1, 2021	$6,369	$983	$7,352
May 1, 2021 to March 31, 2021	$6,369	$621	$6,990
January 1, 2022 to March 31, 2023	$6,433	$621	$7,054
January 1, 2023 to March 31, 2023	$6,497	$621	$7,118
January 1, 2024 to March 31, 2024	$6,562	$621	$7,183
January 1, 2025 to March 31, 2025	$6,628	$621	$7,249

________

*The Company has to repay the lessor monthly payments as a result of COVID relief.

Harbor Lease

In connection with the acquisition of Sarah Adult Day Centers, Inc. on March 25, 2021, the Company acquired a facilities lease with 3,469 square feet at 4580 Stephen Circle NW. Canton, OH 44718. The monthly lease payments are $4,500 and the lease expires on March 31, 2023.

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

Right-of-use asset is summarized below:

	March 31, 2023
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$130,441	$412,770	$825,582
Less: accumulated amortization	(127,189)	(103,993)	(142,398)	(373,580)
Right-of-use asset, net	$155,182	$26,448	$270,372	$452,002

	June 30, 2022
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$130,441	$412,770	$825,582
Less: accumulated amortization	(76,539)	(66,710)	(92,972)	(236,221)
Right-of-use asset, net	$205,832	$63,731	$319,798	$589,361

Operating lease liability is summarized below:

	March 31, 2023
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$156,549	$26,488	$270,373	$453,370
Less: current portion	(73,988)	(26,488)	(71,915)	(172,351)
Long term portion	$82,561	$-	$198,458	$281,019

	June 30, 2022
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$206,887	$63,732	$319,798	$590,417
Less: current portion	(68,101)	(50,343)	(66,738)	(185,182)
Long term portion	$138,786	$13,389	$253,060	$405,235

Maturity of the lease liability is as follows:

	March 31, 2023
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Year ending June 30, 2023	$21,353	$13,500	$23,731	$58,584
Year ending June 30, 2024	85,802	13,500	94,923	194,225
Year ending June 30, 2025	64,840	-	94,923	159,763
Year ending June 30, 2026	-	-	94,923	94,923
Year ending June 30, 2027	-	-	7,910	7,910
Present value discount	(15,465)	(552)	(46,038)	(62,035)
Lease liability	$156,550	$26,448	$270,372	$453,370

Finance leases

Commencing during the quarter ended March 31, 2023, the Company leases office equipment under two finance leases with combined monthly payments of $5,897. The leases mature on March 1, 2024 and December 1, 2026.

Finance right of use assets are summarized below:

	As of	As of
	March 31,	June 30,
	2023	2022
Equipment lease	$24,097	$24,097
Less accumulated amortization	(6,885)	(3,442)
Finance right of use asset	$17,212	$20,655

On October 1, 2021, the Company discontinued use of one of its copiers. As a result, the Company recorded an impairment of assets in the amount of $84,364 during the nine months ended March 31, 2022.

Finance lease liabilities are summarized below:

	As of	As of
	March 31,	June 30,
	2023	2022
Equipment lease	$142,443	$186,124
Less: current portion	(62,186)	(42,855)
Long term portion	$80,257	$143,269

Equipment
Lease As of March 31, 2023
Year Ended June 30, 2023	$17,690
Year Ended June 30, 2024	61,167
Year Ended June 30, 2025	32,388
Year Ended June 30, 2026	32,388
Year Ended June 30, 2027	16,194
Total future minimum lease payments	159,827
Less imputed interest	(17,384)
PV of payments	$142,443

NOTE 18. RELATED PARTY TRANSACTIONS

During the periods ended March 31, 2023 and 2022, related party transactions were as follows:

As of March 31, 2023, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

As of March 31, 2023, a company founded and partially owned by the Company’s Chairman, Charles Everhardt, has paid the Licensing Fees of $1,500,000 on behalf of the Company, which is included in accounts payable and accrued liabilities.

As of March 31, 2023, the President of the Company, Michael Friedman, had accrued salary of $130,000.

On February 8, 2023, a company founded and partially owned by the Company’s Chairman, Charles Everhardt, advanced the Company a total of $27,000.

On January 17, 2023, a company founded and partially owned by the Company’s Chairman, Charles Everhardt, advanced the Company a total of $18,000.

On December 21, 2022, a company founded and partially owned by the Company’s Chairman, Charles Everhardt, advanced the Company a total of $10,000.

On December 19, 2022, a company founded and partially owned by the Company’s Chairman, Charles Everhardt, advanced the Company a total of $20,000.

On November 9, 2022, the Company signed a note payable of $500 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt. The principal amount of $500 was due as of March 31, 2023.

On November 18, 2022, the Company signed a note payable of $4,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt. The principal amount of $4,000 was due as of March 31, 2023.

On October 31, 2022, a company founded and partially owned by the Company’s Chairman, Charles Everhardt, advanced the Company a total of $15,000.

On October 5, 2022, the Company signed a note payable of $20,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt. The principal amount of $20,000 was due as of March 31, 2023.

On May 5, 2022, the Company signed a note payable of $179,124 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt. The principal amount of $179,124 was due as of March 31 and June 30, 2022.

On March 25, 2022, the Company signed a note payable of $39,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt. The principal amount of $39,000 was due as of March 31 and June 30, 2022.

On March 25, 2021 the Company signed a note payable of $308,500 from Merle Griff, the Company’s CEO.  The principal amount of $308,500 was due as of March 31 and June 30, 2022.

On March 25, 2021 the Company signed a note payable of $158,503 from Merle Griff, the Company’s CEO.  The principal amount of $158,503 was due as of March 31 and June 30, 2022.

On September 28, 2021, the Company signed a note payable of $50,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt. The principal amount of $50,000 was due as of March 31 and June 30, 2022.

As of September 28, 2021, the Company has a Note Receivable in the amount of $9,294, due in six months, with 5% interest maturing March 31, 2022.

On September 8, 2021 the Company signed a note payable of $29,294 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt. The remaining principal amount of $29,294 was due as of March 31 and June 30, 2022.

NOTE 19. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through May 15, 2023, the date the financial statements were available to be issued, and determined that there were no such events requiring adjustment to, or disclosure in, the accompanying consolidated financial statements except as described below.

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

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Innovative MedTech” in this Quarterly Report on Form 10-Q collectively refers to Innovative MedTech, Inc., a Delaware corporation, and subsidiaries.

Overview

Innovative MedTech, Inc. (the “Company”), a Delaware corporation, is a provider of health and wellness services. On March 25, 2021, the Company acquired SarahCare for a total of $3,718,833; $2,000,110 was paid in cash and the Company assumed approximately $393,885 in debt due to sellers, and the remaining is payable through a royalty fee liability due in the amount of $1,500,000. With 26 centers (2 corporate and 24 franchise locations) located in 13 states, SarahCare offers seniors daytime care and activities focusing on meeting their physical and medical needs on a daily basis, and ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives. The Company is currently in default under its payment obligations in connection with the acquisition of SarahCare.

On April 1, 2022, the Company partnered with TruCash Group of Companies Inc. (“TruCash”), a leading global payments provider, to launch an all-in-one Super Healthcare App, called RX Vitality Wallet, that was being designed to cater to consumers, patients, hospitals, Seniors, and governments, with a solid platform of benefits and online banking. The RX Vitality digital healthcare wallet has been designed to offer 20%-75% pharmaceutical discounts at 65,000 pharmacies across the United States, including Walgreens and CVS. In addition, we plan to offer health and wellness discounts at 500+ online merchants, as well as earning points on our Loyalty Program. The Company intends to generate revenue from its digital wallet and mobile app in multiple ways, including but not limited to monthly recurring fees, transfer fees, and the inter-exchange rate. On June 15, 2022, the Company’s RX Vitality digital healthcare wallet became available for download at the Apple iOS App store for Apple iPhone users. The Company’s app has also been approved and is available on the Google Play Store.  The Company’s digital healthcare wallet is accessible by customers via mobile wallet on both the Apple iOS and Android App Stores. The Company has also launched a physical healthcare card as well to supplement the digital healthcare wallet.

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

As of March 31, 2023, the Company had current assets of $411,943. The Company has a limited amount of liquid cash and no other liquid assets on hand as of March 31, 2023, and this is not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

Results of Operations for the Three Months Ended March 31, 2023, and March 31, 2022

For the quarter ended March 31, 2023, we recorded gross revenues of $477,117 versus $291,787 for the quarter ended March 31, 2022, as a result of the Company’s ability to keep centers open for longer periods of time, and more participants coming to the center more often.

For the quarter ended March 31, 2023, operating expenses increased to $1,399,220 from $485,961, a $913,259 increase, or 187.93%, over the quarter ended March 31, 2022. The increase is due to an increase in expenses due to the Company’s general & administrative, salaries & wages, licensing and consulting fees and legal and professional expenses.

For the quarter ended March 31, 2023, interest expense on our convertible notes payable increased to $36,254 from $28,580, an increase of 26.85% over the quarter ended March 31, 2022. This increase is primarily due to a decrease in notes.

For the quarter ended March 31, 2023, we realized a net loss of $799,590 as compared to a net gain of $78,457 for the quarter ended March 31, 2022. The increase in our net loss of $878,047 was primarily due to an increase in gain on forgiveness of PPP loan and licensing fees.

Results of Operations for the Nine months Ended March 31, 2023, and March 31, 2022

For the nine months ended March 31, 2023, we recorded gross revenues of $1,281,619 versus $939,061 for the nine months ended March 31, 2022, as a result of the Company’s ability to keep centers open for longer periods of time, and more participants coming to the center more often.

For the nine months ended March 31, 2023, operating expenses increased to $4,009,132 from $1,577,263, a $2,521,869 increase, or 159.89%, over the nine months ended March 31, 2022. The increase is due to an increase in general & administrative, salaries & wages, licensing and consulting fees and legal and professional expenses.

For the nine months ended March 31, 2023, interest expense on our convertible notes payable increased to $147,726 from $78,455, an increase of 88.29% over the nine months ended March 31, 2022. This increase is primarily due to an increase in notes.

For the nine months ended March 31, 2023, we realized a net loss of $2,777,154 as compared to a net loss of $379,717 for the nine months ended March 31, 2022. The increase in our net loss of $2,397,437 was primarily due to an increase in licensing and consulting expenses.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2023, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than disclosed herein, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

As of March 31, 2023, we were not a party to any material legal proceedings. We currently have fourteen (14) convertible promissory notes that are in default, and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders, including the below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended March 31, 2023, the Company did not have any unregistered sales of any equity securities.

Item 3. Defaults Upon Senior Securities.

During the fiscal quarter ended March 31, 2023, the Company was in default under the majority of its outstanding legacy convertible notes.

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

Date: May 15, 2023

