Form 10-K
period 2023-06-30
INNOVATIVE MEDTECH, INC.
filed 2023-10-13
CIK 1331612

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

On December 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,653,949, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative trading system (ATS) of $1.23. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

The number of the registrant’s shares of common stock outstanding was 21,157,327 as of October __, 2023.

FORWARD LOOKING STATEMENTS

Unless stated otherwise or the context otherwise requires, the words “we,” “us,” “our,” the “Company,” “Innovative MedTech” or “Innovative” in this “Annual Report” on Form 10-K collectively refers to Innovative MedTech, Inc., a Delaware corporation (the “Company”), and its subsidiaries.

The information in this Annual Report on Form 10-K contains “forward-looking statements” relating to the Company, within the meaning of Rule 175 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Sections 3b-6 and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

PART I

Item 1. Description of Business

Corporate Background

Innovative MedTech, Inc. (the “Company”) was originally formed on April 21, 2005, in New Jersey as “Serino 1, Corp.,”. On December 16, 2005, the Company merged with Fresh Harvest Products, Inc., and then changed its name to Fresh Harvest Products, Inc., and began operating as a natural and organic food and beverage company.  In 2012, the Company  began focusing its efforts on developing software and mobile application development and video production and developing an e-book company, and in the intervening years, expanded its technology development and development efforts, creating a revenue sharing partnership with a mobile app, TreatER (available for free on the Apple App Store) in 2017 and in 2018, focusing on building a software program for financially valuing a film concept and mapping the predicted human behavior by region to films using a combination of geographical based social sentiment and the distribution data and financial performance of historically released films. On November 4, 2017, the Company redomiciled from New Jersey to Delaware, and changed its fiscal year end from October 31st to June 30th. On March 9, 2021, the Company effectuated a 10,000:1 reverse split, changed its stock symbol from “FRHV” to “IMTH,” and changed its name to Innovative MedTech, Inc. On March 25, 2021, the Company acquired two companies, Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. (collectively “SarahCare”), an adult day care center franchisor and provider. With 25 centers (2 corporate and 23 franchise locations) located in 13 states, SarahCare offers seniors daytime care and activities focusing on meeting their physical and medical needs on a daily basis, and ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives.

The Company has also been working on launching an RX Vitality wallet digital offering and mobile app which, once implemented and live, the Company’s digital healthcare wallet will be able to be accessed by customers via mobile wallet on both the Apple iOS and Android App Stores.

On April 1, 2022, the Company partnered with TruCash Group of Companies Inc. (“TruCash”), a leading global payments provider, to launch an all-in-one Super Healthcare App, called RX Vitality Wallet, that will be designed to cater to consumers, patients, hospitals, seniors, and governments, with a solid platform of benefits and online banking.  The RX Vitality digital healthcare wallet is being designed to offer 20%-75% pharmaceutical discounts at 65,000 pharmacies across the United States, including Walgreens and CVS. In addition, we plan to offer health and wellness discounts at 500+ online merchants, as well as earning points on our Loyalty Program. On June 15, 2022, the Company’s RX Vitality digital healthcare wallet became for download at the Apple iOS App store for Apple iPhone users. The Company’s app has also been approved and is available on the Google Play Store. On June 30, 2023 this agreement was canceled.

On April 5, 2022, the Company engaged mPulse Mobile, a leader in conversational AI and digital engagement solutions for the healthcare industry, to drive engagement with the Company’s digital app and wallet (currently under development).

On April 28, 2022, the Company entered into a share exchange agreement with RX Vitality, Inc. (“RX Vitality”), a media and finance advisory company.

On May 13, 2022, the Company entered into a partnership with VSUSA Corp. (“VSUSA”), a non-profit organization that empowers Veterans and Seniors by offering services designed to build successful life transitions with access to workforce and independent housing; health services; and social service programs in communities across the United States.  The partnership will permit the Company to use the VSUSA logo on the back of its Vitality Debit Card. For this, the Company agreed to pay 1% of its revenue generated from its Vitality Debit Card to VSUSA.  The Company’s Chairman is a principal and co-Founder of VSUSA. On June 30, 2023, this agreement was canceled.

On June 1, 2022, the Company announced that Dr. Merle Griff, SarahCare’s Founder and CEO, would also be CEO of the Company.

General Overview

Description of Business

The Company is a provider of health and wellness services, and has two divisions: the RX Vitality digital wallet and health care app (available on both the iOS and Google Play App Stores), and the company’s wholly owned subsidiary SarahCare, an adult day care center franchisor with 2 corporate owned centers and 24 franchise locations across the United States. SarahCare offers seniors daytime care and activities ranging from exercise and medical needs daily to nursing care and salon services. On March 25, 2021, the Company acquired SarahCare for a total of $3,718,833; $2,000,110 was paid in cash and the Company assumed approximately $393,885 in debt due to sellers, and the remaining is payable through a royalty fee liability due in the amount of $1,500,000. With 25 centers (2 corporate and 23 franchise locations) located in 13 states, SarahCare offers seniors daytime care and activities focusing on meeting their physical and medical needs on a daily basis, and ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives.

On April 1, 2022, the Company partnered with TruCash Group of Companies Inc. (“TruCash”), a leading global payments provider, to launch an all-in-one Super Healthcare App, called RX Vitality Wallet, that will be designed to cater to consumers, patients, hospitals, Seniors, and governments, with a solid platform of benefits and online banking.  The RX Vitality digital healthcare wallet is being designed to offer 20%-75% pharmaceutical discounts at 65,000 pharmacies across the United States, including Walgreens and CVS. In addition, we plan to offer health and wellness discounts at 500+ online merchants, as well as earning points on our Loyalty Program. On June 15, 2022, the Company’s RX Vitality digital healthcare wallet became available for download at the Apple iOS App store for Apple iPhone users. The Company’s app has also been approved and is available on the Google Play Store. On June 30, 2023, this agreement was canceled.

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

Operational Overview – SarahCare, our wholly owned subsidiary

SarahCare has been providing health-care related services and companionship for older adults, aged 60 and above, and for adults aged 18-60 who are in need of health-related care and supervision (a “SARAH Business”) since February 1985. In 1985, the very first SarahCare Center opened its doors in Canton, Ohio. Originally called S.A.R.A.H. (Senior Adult Recreation and Health), the facility was one of the first intergenerational sites in the U.S. The senior adult day care center was located next to a child day care center and served as a training and research site for the development of other unique intergenerational programs across the country. Eventually, directors transitioned S.A.R.A.H.’s name to Sarah Center and, finally, to SarahCare demonstrating the philosophy of care administered to our seniors and their families.

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

Currently, SarahCare operates 25 unique locations in the United States (23 franchised locations and 2 corporate owned centers) and internationally in the United Arab Emirates and Saudi Arabia. Center members who visit any one of our locations across 13 states are offered daytime care and activities ranging from exercise and health-care related needs on a daily basis to nursing care and salon services. Visitors benefit from additional services that include specialized dietary menus and engaging social activities allowing them to continue to lead active and enriched lives.

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

Nursing Services - While our participants enjoy their day at SarahCare, our center nurses provide the care and monitoring they need on a regular basis. Care is provided in the privacy of our nurse’s clinic. Our centers are staffed with qualified Registered and/or Licensed nurses. They are often specially certified and trained to work with issues related to aging and the elderly and are passionate about caring for seniors. Nursing services that are offered include:

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

In the event we receive rebates from any suppliers to our franchisees, these funds will be used for marketing and promotional purposes. We estimate that, collectively, the purchases and leases you obtain according to our specifications or from approved or designated suppliers represent between 2.5%-7.5% of your total purchases and leases in connection with the establishment and operation of the SARAH Business. During the fiscal year ending June 30, 2023, we did not receive any rebates or other payments from suppliers based on their sales to franchisees and neither we nor our affiliates sold or leased any products or services to franchisees.

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

Current Locations

Below is a list of our current franchised (23) locations:

California - 450 Marathon Dr., Campbell, CA 95008

Connecticut - 870 Burnside Avenue, East Hartford, CT 06108

Florida - 1504 S. Harbor City Blvd., Melbourne, FL 32901

1200 N. University Dr., Pembroke Pines, FL 33024

754 Riverside Drive, Coral Springs, FL 33071

Georgia - 801 Oakhurst Drive, Evans, GA 30808

286 SW Highway, 138 Riverdale, GA 30078

Idaho - 1655 S. Vinnell, Boise, ID 83709

Indiana - 2805 E. 96th, Indianapolis, IN 46240

Massachusetts - 1225 Dorchester Avenue, Dorchester, MA 02125

1217 Grafton St. Worcester, MA 01604

Michigan - 2211 E. Beltline Ave. NE Suites B & C, Grand Rapids, MI 49525

13425 19 Mile Rd., Suite 500, Sterling Heights, MI 49519

2024 Health Dr., Suite B, Wyoming, MI 49519

New Jersey – 1115 Glove Avenue, Mountainside, NJ 07092

North Carolina - 2245 Gateway Access Pt. Suite 101, Raleigh, NC 27607

Ohio - 10901 Prospect Road, Strongsville, OH 44149

Pennsylvania - 7010 Snowdrift Rd., Allentown, PA 18106

261 Old York Rd., Suite A51, Jenkintown, PA 19046

425 Technology Dr., Malvern, PA 19355

2030 Ardmore Blvd., Pittsburgh, PA 15221

Texas - 157 Nursery Road, The Woodlands, TX 77380

23972 Highway 59 N., Kingwood, TX 77339

During the second half of our fiscal 2023 year, 2 new franchise agreements have been signed, but exact locations of the franchises have not been determined. However, one will be based in Massachusetts and one will be based in Texas.

We have two international centers in the United Arab Emirates and Saudi Arabia that are franchised, but are not yet open. We do not have an expected date as to when they will be open, if ever.

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

On April 21, 2021, the Company, through ten newly-formed, wholly-owned limited liability companies, entered into lease agreements with entities controlled by our Chairman, Charles Everhardt, for ten additional SarahCare locations to be operated by the Company. All of the leases are for a ten-year period beginning on July 1, 2021, and ending on June 30, 2031, with a 5-year renewal option. The rent for each location is $7,500 per month. The commencement of the leases have been amended several times to delay the start date, and the remaining leases are scheduled to commence on November 1, 2023. On August 19, 2022, the Company and landlord mutually agreed to terminate the Austin lease. As of November 1, 2022, the Company amended the leases to delay commencement until May 1, 2023. As of May 1, 2023, the Company and landlord mutually agreed to terminate the Houston, TX, Jackson, MS and Trenton, NJ leases, and also agreed to amend the remaining leases to delay commencement until November 1, 2023.

The six locations are as follows:

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

Industry Overview

Healthcare spending in the United States has grown at approximately 4.3% from 2023 and in 2022 the projected expenditures were $4.4 trillion, or 17.39% of U.S. GDP.  The overall growth rate of healthcare spending is expected to accelerate due to the aging population. Furthermore, the government’s share of total healthcare spend through programs such as Medicare and Medicaid is expected to grow from approximately 37% today to more than 40% as early as 2025, indicating faster growth in government-sponsored healthcare than the overall market. There are approximately 7,500 senior daycare centers across the United States. The industry market size is approximately $6.5 billion and expected to rise 25% over the next five years. Each senior daycare center has an average of 60 participants with daily participants of 351,900 using senior daycare services.

Employees

As of June 30, 2023, the Company had 40 employees. This does not include the employees of the independently owned and run franchise locations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

As of June 30, 2023, the Company maintains its corporate address at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space at this time but expects to enter into a month-to-month office lease for this space.

SarahCare leases three properties for its corporate office and its two corporate owned centers. SarahCare’s corporate office is approximately 3,470 square feet and is located at 4580 Stephen Circle NW, Canton, Ohio, 44718. The lease began in 2017 and ends in 2023.  In September 2023, SarahCare moved its corporate headquarters to 4942 Higbee Ave NW, Unit H, Canton, OH 44718.

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

On April 21, 2021, the Company, through ten newly-formed, wholly-owned limited liability companies, entered into lease agreements with entities controlled by our Chairman, Charles Everhardt, for ten additional SarahCare locations to be operated by the Company. All of the leases are for a ten-year period beginning on July 1, 2021, and ending on June 30, 2031, with a 5-year renewal option. The rent for each location is $7,500 per month. As of the June 30, 2021, the Company amended the leases to delay commencement until November 1, 2021. As of November 1, 2021, the Company amended the leases to delay commencement until May 1, 2022.  As of April 30, 2022 the Company amended the leases to delay commencement until November 1, 2022. On August 19, 2022, the Company and landlord mutually agreed to terminate the Austin lease. As of November 1, 2022, the Company amended the leases to delay commencement until May 1, 2023. As of May 1, 2023, the Company and landlord mutually agreed to terminate the Houston, TX, Jackson, MS and Trenton, NJ leases, and also agreed to amend the remaining leases to delay commencement until November 1, 2023.

The six locations are as follows:

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

As of June 30, 2023, we were not a party to any material legal proceedings. We currently have thirteen (13) convertible promissory notes that are in default, and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders, including the below.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the OTC Link ATS (the alternative trading system operated by OTC Markets Group, Inc.) under the symbol “IMTH”. As of June 30, 2023, the Company’s common stock was held by 168 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The following information reflects the high and low prices of the Company’s common stock, and the Company’s reverse stock split is reflected in the increase in the high and low bid prices for the fourth quarter of 2022. High and low prices are from prices reported by OTCMarkets.com.

Quarterly period	High	Low
Fiscal year ended June 30, 2023:
First Quarter	$3.49	$1.57
Second Quarter	$2.00	$1.13
Third Quarter	$1.47	$0.295
Fourth Quarter	$0.74	$0.55

Fiscal year ended June 30, 2022:
First Quarter	$1.765	$0.35
Second Quarter	$1.59	$0.28
Third Quarter	$1.84	$0.53
Fourth Quarter	$3.49	$0.80

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
•

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

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

None.

Purchase of Equity Securities

None.

Recent Sales of Unregistered Equity Securities

During the fiscal quarter ended June 30, 2023, the Company did not have any unregistered sales of any equity securities, except as described below.

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

DESCRIPTION OF COMPANY

Innovative MedTech, Inc. (the “Company”) was originally formed on April 21, 2005, in New Jersey as “Serino 1, Corp.,”. On December 16, 2005, the Company merged with Fresh Harvest Products, Inc., and then changed its name to Fresh Harvest Products, Inc., and began operating as a natural and organic food and beverage company, changing its name to “Fresh Harvest Products, Inc.” In 2012, the Company redomiciled to Delaware and began focusing its efforts on developing software and mobile application development and video production and developing an e-book company, and in the intervening years, expanded its technology development and development efforts, creating a revenue sharing partnership with a mobile app, TreatER (available for free on the Apple App Store) in 2017, and in 2018, focusing on building a software program for financially valuing a film concept and mapping the predicted human behavior by region to films using a combination of geographical based social sentiment and the distribution data and financial performance of historically released films. On November 4, 2017, the Company redomiciled from New Jersey to Delaware, and changed its fiscal year end from October 31st to June 30th. On March 9, 2021, the Company effectuated a 10,000:1 reverse split, changed its stock symbol from “FRHV” to “IMTH,” and changed its name to Innovative MedTech, Inc. On March 25, 2021, the Company acquired two companies, Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. (collectively “SarahCare”), an adult day care center franchisor and provider. On March 25, 2021, the Company acquired two companies, Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. (collectively “SarahCare”), an adult day care center franchisor and provider. With 25 centers (2 corporate and 23 franchise locations) located in 13 states, SarahCare offers seniors daytime care and activities focusing on meeting their physical and medical needs on a daily basis, and ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives. We are now focusing all of our efforts on our senior care operations.

On April 1, 2022, the Company partnered with TruCash Group of Companies Inc. (“TruCash”), a leading global payments provider, to launch an all-in-one Super Healthcare App, called RX Vitality Wallet, that will be designed to cater to consumers, patients, hospitals, Seniors, and governments, with a solid platform of benefits and online banking.  The RX Vitality digital healthcare wallet is being designed to offer 20%-75% pharmaceutical discounts at 65,000 pharmacies across the United States, including Walgreens and CVS. In addition, we plan to offer health and wellness discounts at 500+ online merchants, as well as earning points on our Loyalty Program. On June 15, 2022, the Company’s RX Vitality digital healthcare wallet became available for download at the Apple iOS App store for Apple iPhone users. The Company’s app has also been approved and is available on the Google Play Store. On June 30, 2023 this agreement was canceled.

On April 5, 2022, the Company engaged mPulse Mobile, a leader in conversational AI and digital engagement solutions for the healthcare industry, to drive engagement with the Company’s digital app and wallet (currently under development).

On April 28, 2022, the Company entered into a share exchange agreement to acquire RX Vitality, Inc. (“RX Vitality”), a media and finance advisory company.

On May 13, 2022, the Company entered into a partnership with VSUSA Corp. (“VSUSA”), a non-for-profit organization that empowers Veterans and Seniors by offering services designed to build successful life transitions with access to workforce and independent housing; health services; and social service programs in communities across the United States.  The partnership will permit the Company to use the VSUSA logo on the back of its Vitality Debit Card. For this the Company will give up to 1% of its revenue generated from its Vitality Debit Card to VSUSA.  The Company’s Chairman is a principal and co-Founder of VSUSA. On June 30, 2023 this agreement was canceled.

On June 1, 2022, the Company announced that Dr. Merle Griff, SarahCare’s Founder and CEO, will also be CEO of the Company.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED JUNE 30, 2023, TO THE YEAR ENDED JUNE 30, 2022

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended June 30, 2023 and 2022, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $36,622,313 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

Operating Results

Our operating results for the years ended June 30, 2023 and 2022, and the changes between those periods for the respective items, are summarized as follows:

	Year Ended
	June 30		Change
	2023	2022	Amount
Operating loss	$(3,624,245)	$(18,258,093)	$14,633,848
Other income (expense)	(23,702)	199,739	(223,441)
Net loss	$(3,647,947)	$(18,058,354)	$14,432,805

Revenues

Our revenue increased to $1,724,843 for the year ended June 30, 2023, from revenue of $1,297,613 in the comparative year ended June 30, 2022. The following table presents revenue expenses for the years ended June 30, 2023 and 2022:

	Year Ended
	June 30		Change
	2023	2022	Amount
Participant fees	$1,098,249	$794,027	$304,222
Franchise fees	626,594	503,586	123,008
Total revenue	$1,724,843	$1,297,613	$427,230

Operating Expenses

Our operating expenses decreased to $5,349,088 for the year ended June 30, 2023, from operating expenses of $19,555,706 in the comparative year ended June 30, 2022. The following table presents operating expenses for the years ended June 30, 2023 and 2022:

	Year Ended
	June 30,		Change
	2023	2022	Amount	Percentage
General and administrative	$972,624	$933,268	$39,356	4.22%
Salaries and wages	1,077,108	921,022	156,086	16.95%
Licensing fees	3,000,000	750,000	2,250,000	300%
Consulting fees	151,106	16,838,885	(16,687,779)	(99.10)%
Legal and professional fees	148,250	112,531	35,719	31.74%
Total operating expenses	$5,349,088	$19,555,706	$(14,206,618)	254%

The Company recorded $972,624 in general and administrative fees during the year ended June 30, 2023, as compared to $933,268 for the prior fiscal year, with the decrease primarily due to the Company’s decreased administrative expenses. We realized an increase of $35,719 in legal and professional fees during the year ended June 30, 2023, as compared to the same period in the prior fiscal year. We realized an increase of $156,086 in salaries and wages during the year ended June 30, 2023, as compared to the same period in the prior fiscal year, primarily due to increasing operations during the most recent fiscal year as compared to the prior fiscal year.

Other Income (Expense)

The following table presents other income and expenses for the year ended June 30, 2023 and 2022:

	Year Ended
	June 30
	2023	2022
Interest expense, related parties	$(66,796)	$(8,972
Interest expense	(155,005)	(182,500)
Impairment of ROU asset	-	(84,364
Change in fair value of derivatives	284,978	28,115
Other income	173,121	180,820
Gain on PPP loan forgiveness	-	266,640
Total other income (expense)	$(23,702)	$199,739

During the year ended June 30, 2023, the Company did not recognize an impairment of ROU asset or gain on PPP loan forgiveness, but it did recognize $84,364 and $266,640, respectively, during the prior fiscal year.  During the year ended June 30, 2023, interest expense decreased to $155,005 and interest expenses, related parties, increase to $66, 796, as compared to smaller interest expense and interest expense, related parties, during the prior fiscal year. During the year ended June 30, 2023, the change in fair value of derivatives increased to $284,978 from $28,115 for the prior fiscal year.  During the year ended. June 30, 2023, other income decreased to $173,121 from $180,.820 for the prior fiscal year.

Net Loss

The Company incurred a $3,647,947 net loss during the year ended June 30, 2023, compared to net loss of $18,058,354 in the prior fiscal year. The decreasing net loss is primarily due to the decrease in the Company’s operating expenses, specifically its stock compensation expense due to consulting arrangements with the former principals of Vitality RX during the most recent fiscal year ended June 30, 2023, partially offset by increasing other income.

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

Working Capital

The following table presents our working capital position as of June 30, 2023 and 2022:

	Year Ended
	June 30		Change
	2023	2022	Amount	Percentage
Cash	$157,589	$301,337	$(143,748)	(47.70)%
Accounts receivable	224,641	186,285	38,356	20.59%
Prepaid expenses	2,250	-	2,250	2,250%
Notes receivable, related party	9,294	9,294		-
Notes receivable	-	17,995	(17,995)	(100.00)%
Current Assets	393,774	514,911	(121,137)	(23.53)%
Current Liabilities	3,575,716	3,852,427	(276,711)	(7.18)%
Working Capital	$(3,181,942)	$(3,337,516)	$155,574	(4.66)%

The change in working capital during the year ended June 30, 2023, was primarily due to a decrease in current assets of $143,748 in conjunction with a decrease in current liabilities of $276,711. Current assets decreased primarily due to a decrease in cash in the amount of $143,748. Current liabilities decreased primarily due to the decrease in accounts payable and accrued expenses.

Cash Flow

The following tables presents our cash flow for the year ended June 30, 2023 and 2022:

	Year ended
	June 30
	2023	2022
Cash from operating activities	$(168,972)	$(582,878)
Cash flows in investing activities	5,403	(10,199)
Cash from financing activities	19,821	460,979
Net change in cash for the period	$(143,748)	$(132,098)

Cash Flows from Operating Activities

For the year ended June 30, 2023, net cash flows used in operating activities decreased to ($168,972) from ($582,878) for the year ended June 30, 2022, due primarily to the Company’s due to a decrease in operating expenses during the fiscal year.

Cash Flows from Investing Activities

For the year ended June 30, 2023, net cash flows used in investing activities increased to $5,403 from ($10,199) for the year ended June 30, 2022, due to decrease in the acquisition of fixed assets during the most recent fiscal year.

Cash Flows from Financing Activities

For the year ended June 30, 2023, net cash flows from financing activities decreased to $19,821 from $460,979 for the year ended June 30, 2022, due to a decrease in proceeds from the loans and notes payable during the most recent fiscal year.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable une tder the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2023 and 2022.

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

The Company evaluates its potential variable interest entity (“VIE”) relationships under certain criteria as provided for in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). ASC 810 broadly defines a VIE as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company performs this evaluation on an ongoing basis and consolidates any VIEs for which the Company is determined to be the primary beneficiary, as determined by the Company’s power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that sometimes exceeds over $250,000 federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2023 and 2022.

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

Recently Issued Accounting Pronouncements

As of and for the year ended June 30, 2023, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative MedTech, Inc. (the Company) as of June 30, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the two years then ended, and the related notes and schedules (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida

October 13, 2023

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	June 30, 2022

Assets
Current assets
Cash and cash equivalents	$157,589	$301,337
Accounts receivable, net	224,641	186,285
Notes receivable	-	17,995
Notes receivable, related party	9,294	9,294
Prepaid expenses	2,250	-
Total current assets	393,774	514,911

Deposits	6,716	6,716
Right-of-use asset	403,889	589,361
Finance lease asset, net	16,065	20,655
Property and equipment, net of accumulated depreciation	307,997	332,891
Intangible assets, net	3,143,369	3,157,733
Goodwill	177,777	177,777
Total Assets	$4,449,587	$4,800,044

Liabilities & Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,164,708	$1,594,503
Accrued interest	605,335	537,451
Accrued interest, related parties	107,206	47,763
Notes payable, related parties, current	802,063	732,562
Notes payable, current	146,992	218,626
Convertible notes payable, current	266,900	266,900
SBA loan, current	20,952	20,952
Line of credit	43,077	-
Derivative liability	201,607	226,585
Finance lease liability	53,707	42,855
Operating lease liability	163,169	185,182
Total current liabilities	3,575,716	3,852,427

Royalty liability, net of discount	1,499,849	1,459,552
Finance lease liability, non-current	73,623	143,269
Operating lease liability, non-current	242,065	405,235
Notes payable, non-current	38,572	-
SBA Loan, non-current	328,148	329,048
Total Liabilities	5,757,973	6,210,483

Commitments and contingencies (Note 15

Stockholders’ Deficit
Series A Preferred stock, $0.000001 par value; 500,000,000 authorized: 367,500 shares issued and outstanding	-	-
Common stock, $0.000001 par value; 130,000,000 shares authorized; 21,157,327 shares issued and outstanding	21	21
Additional paid in capital	35,313,906	31,563,906
Accumulated deficit	(36,622,313)	(32,974,366)
Total Stockholders’ Deficit	(1,308,386)	(1,410,439)
Total Liabilities and Stockholders’ Deficit	$4,449,587	$4,800,044

See accompanying notes to consolidated financial statements.

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	June 30,
	2023	2022
Revenue:
Participant fees	$1,098,249	$794,027
Franchise fees	626,594	503,586
	1,724,843	1,297,613

Operating expenses:
General and administrative	972,624	933,268
Salaries and wages	1,077,108	921,022
Licensing fees	3,000,000	750,000
Consulting fees	151,106	16,838,885
Legal and professional fees	148,250	112,531
Total operating expenses	5,349,088	19,555,706

Loss from operations	(3,624,245)	(18,258,093)

Other income (expense):
Interest expense, related parties	(66,796)	(8,972)
Interest expense	(155,005)	(182,500)
Impairment of ROU asset	-	(84,364)
Change in fair value of derivatives	24,978	28,115
Gain on forgiveness of PPP loan	-	266,640
Other income	173,121	180,820
Total other income (expense)	(23,702)	199,739

Net loss	$(3,647,947)	$(18,058,354)

Basic and diluted earnings per share on net loss	$(0.17)	$(1.09)

Weighted average shares outstanding - basic and diluted	21,157,327	16,603,755

See accompanying notes to consolidated financial statements.

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

 AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended June 30, 2023 and 2022

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2021	317,500	$-	15,557,327	$16	$14,860,551	$(14,916,012)	$(55,445)

Issuance of common stock for services	-	-	5,600,000	5	8,853,355	-	8,853,360

Issuance of Series A preferred stock for services	50,000	-	-	-	7,850,000	-	7,850,000

Net loss	-	-	-	-	-	(18,058,354)	(18,058,354)

Balance, June 30, 2022	367,500	-	21,157,327	21	31,563,906	(32,974,366)	(1,410,439)

Contributed capital	-	-	-	-	3,750,000	-	3,750,000

Net loss	-	-	-	-	-	(3,647,947)	(3,647,947)

Balance, June 30, 2023	367,500	$-	21,157,327	$21	$35,313,906	$(36,622,313)	(1,308,386)

See accompanying notes to consolidated financial statements.

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net Loss	$(3,647,947)	$(18,058,354)

Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	56,440	68,969
Stock issued for services	-	16,703,360
Impairment of ROU asset	-	61,112
Amortization of royalty fee liability discount	40,297	71,039
Change in fair value of derivatives	(24,978)	(28,115)
Gain on forgiveness of PPP loan	-	(266,640)
Right-of-use	289	1,056
Changes in operating assets & liabilities
Accounts receivable	(38,356)	(7,730)
Prepaid expenses	(2,250)	1,745
Deposits	-	3,615
Accounts payable and accrued liabilities	3,320,205	818,534
Accrued interest, related party	59,443	38,304
Accrued interest	67,885	10,227
Net cash used by operating activities	(168,972)	(582,878)

Cash Flows from Investing Activities
Collections from notes receivable	17,995	36,164
Acquisition of fixed assets	(12,592)	(46,363)
Net cash used by investing activities	5,403	(10,199)

Cash Flows from Financing Activities
Proceeds from SBA loan	-	200,000
Proceeds from notes payable, related party	69,500	218,124
Payments on notes payable	-	(58,060)
Payments on SBA loan	(900)	-
Payments on notes payable	(33,062)	-
Proceeds from finance lease	-	108,929
Proceeds from line of credit	45,000	-
Payments on line of credit	(1,923)	-
Payments on finance lease	(58,794)	(8,014)
Net cash provided by financing activities	19,821	460,979

Increase in Cash and cash equivalents	(143,748)	(132,098)

Cash and cash equivalents at beginning of period	301,337	433,435

Cash and equivalents at end of period	$157,589	$301,337

Supplemental Cash Flow Information
Cash paid for interest	$17,622	$-

Non-cash investing and financing activities:
Assignment of Visa Licensing Fee	$3,750,000	$-
Finance lease asset acquired	$-	$85,209

See accompanying notes to consolidated financial statements.

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2023

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Innovative MedTech, Inc. (the “Company”), a Delaware corporation, is a provider of health and wellness services, primarily through its wholly owned subsidiaries Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. SarahCare (“SarahCare”), an adult day care franchisor with 25 centers (2 corporate and 23 franchise locations) located in 13 states. SarahCare offers seniors daytime care and activities focusing on meeting their physical and medical needs on a daily basis, and ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives.

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

On May 13, 2022, the Company entered into a partnership with VSUSA Corp. (“VSUSA”), a non-for-profit organization that empowers Veterans and Seniors by offering services designed to build successful life transitions with access to workforce and independent housing; health services; and social service programs in communities across the United States. The partnership permits the Company to use the VSUSA logo on the back of its Vitality Debit Card. For this, the Company is obligated to give up to 1% of its revenue generated from its Vitality Debit Card to VSUSA. The Company’s Chairman is a principal and co-Founder of VSUSA. On June 30, 2023 this agreement was canceled.

NOTE 2. LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

For the years ended June 30, 2023 and 2022, the Company reported a net loss of $3,647,947 and $18,058,354, respectively.

As of June 30, 2023, the Company maintained total assets of $4,449,587, total liabilities including long-term debt of $5,757,973 along with an accumulated deficit of $36,622,313.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of June 30, 2023, the Company had $157,589 cash available for operations and had an accumulated deficit of $36,622,313. Management believes that cash on hand as of June 30, 2023 is not sufficient to fund operations through June 30, 2023. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2023 and 2022.

Principles of Consolidation

The Company has two wholly-owned operating subsidiaries; Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc., along with non-operating subsidiaries consisting of RX Vitality, Inc. and the 10 formed limited liability companies formed for the additional SarahCare location leases.  The consolidated financial statements, which include the accounts of the Company and its two wholly-owned subsidiaries, are prepared in conformity with GAAP pursuant to the rules and regulations of the SEC. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP and presented in US dollars. The fiscal year end is June 30.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that exceeds $250,000 at June 30, 2023. For the purpose of the consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2023 and 2022.

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

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. For the years ended June 30, 2023 and 2022, there were no impairment losses.

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

Recently Issued Accounting Pronouncements

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations for the year ended as of June 30, 2023 or on a going forward basis.

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

NOTE 4. NOTES RECEIVABLE

The Company’s wholly-owned subsidiary Sarah Adult Day Services, Inc., has notes receivables from two franchises, which were previously converted from trade receivables. They are as follows:

	June 30,	June 30,
	2023	2022

Note receivable from a franchise, due in monthly installments of $1,999, no interest, maturing March 2023	-	17,995
Total notes receivable	-	17,995
Less long-term	-	-
Total short term notes receivable	$-	$17,995

	June 30, 2023	June 30, 2022

Note receivable from related party (see Note 17), due in six months, with no installments, 5% interest maturing March 2022	9,294	9,294
Total notes receivable	9,294	9,294
Less long-term	-	-
Total short term notes receivable	$9,294	$9,294

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2023 and 2022:

	June 30,	June 30,
	2023	2022

Leasehold improvements	$294,864	$294,864
Vehicles	67,116	67,116
Computer equipment	14,354	14,354
Furniture and fixtures	5,455	5,455
	381,789	381,789
Less: Accumulated depreciation	(73,792)	(48,898)
Property and equipment - net	$307,997	$332,891

Depreciation expense was $24,894 and $39,260 for the years ended June 30, 2023 and 2022.

NOTE 6. INTANGIBLE ASSETS

	June 30,	June 30,
	2023	2022
Customer relationships	$40,000	$40,000
Trademarks	410,000	410,000
Non-Compete Agreement	1,000	1,000
CARF Accreditation	23,000	23,000
Franchise Agreements	2,710,000	2,710,000
Website development	12,592	-
Less: accumulated amortization	(53,223)	(26,267)
Intangible assets - net	$3,143,369	$3,157,733

The Company is amortizing these intangible over their respective remaining useful lives. The Company recorded amortization expense in the amount of $26,956 and $26,267 for the years ended June 30, 2023, and 2022, respectively. 2023.

NOTE 7. NOTES PAYABLE

As of June 30, 2023 and 2022, the Company had $185,564 and $218,626, respectively, in outstanding notes payable, as follows:

		Original			Principal Balance as of
	Date of Note	Principal		Interest	June 30,	June 30,
Ref No.	Issuance	Balance	Maturity Date	Rate (%)	2023	2022
1	9/16/06	100,000	**	12	$38,000	$38,000
2	12/25/20	$146,021	8/15/25	10	71,633	104,695
3	2/24/14	5,000	**	9	8,547	8,547
4	2/24/14	39,000	**	9	33,687	33,687
5	2/24/14	179,124	**	9	33,697	33,697
	Total				$185,564	$218,626
	Total Current				$146,992	$218,626
	Total Long Term				$38,572	$-

________

*These notes were assumed in connection with the acquisition on March 25, 2021.

** As of June 30, 2023, these notes are in default.

Amount Owed

Year Ended June 30, 2024	146,992
Year Ended June 30, 2025	33,061
Year Ended June 30, 2026	5,511
Total future payments	185,564

NOTE 8. NOTES PAYABLE, RELATED PARTIES, CURRENT

As of June 30, 2023 and 2022, the Company had $802,063 and $732,562, respectively, in outstanding notes payable, related parties. As of June 30, 2023 and 2022, the Company had $102,206 and $47,763, respectively, in accrued interest related to these notes. Some of these notes were assumed in connection with the acquisition on March 25, 2021.

Ref No.	Date of	Original Principal	Maturity Date	Interest	Principal
Note Issuance	Balance	Rate %	6/30/22	Rate %	Balance 6/30/23	Principal Balance
1*	3/25/21	308,500	6/3/21	10%	$308,500	$308,500
2*	3/25/21	47,436	6/3/21	10%	47,436	47,436
3*	3/25/21	158,503	6/3/21	10%	158,502	158,502
4*	3/24/22	39,000	9/24/22	6%	39,000	39,000
5*	5/5/22	179,124	11/5/22	6%	179,124	179,124
6*	10/5/22	20,000	4/5/23	6%	20,000	-
7*	11/9/22	500	5/9/23	6%	500	-
8*	11/18/22	4,000	5/18/23	6%	4,000	-
9	1/17/23	18,000	7/17/23	6%	18,000	-
10	2/8/23	27,000	8/8/23	6%	27,000	-
	Total				$802,063	$732,562

* As of June 30, 2023, these notes are in default.

On January 17, 2023, the Company signed a note receivable of $18,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt.

On February 8, 2023, the Company signed a note receivable of $27,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt.

NOTE 9. CONVERTIBLE NOTES PAYABLE, CURRENT

As of June 30, 2023 and 2022, the convertible notes payable were as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 6/30/23	Principal Balance 6/30/22
8/26/14	50,000	*	10%	$0.0001	$50,000	$50,000
6/15/12	8,000	*	10%	$0.000350	8,000	8,000
10/18/11	1,900	*	8%	25% discount to market	6,900	6,900
10/3/10	20,000	*	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	*	8%	25% discount of previous 5 days closing price	4,000	4,000
2/26/07	30,000	*	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	*	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	*	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	*	10%	$0.95	15,000	15,000
4/17/07	15,000	*	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	*	10%	$0.95	18,000	18,000
11/30/06	50,000	*	10%	$0.85	50,000	50,000
10/1/05	15,000	*	10%	$0.50	15,000	15,000
Total Current					$266,900	$266,900

•	As of June 30, 2023, these notes are in default.

NOTE 10. SBA LOAN

On June 25, 2020 and January 6, 2022, the Company’s wholly-owned subsidiary, Sarah Day Care Centers, Inc. received proceeds of $150,000 and $200,000, respectively, in the form of an SBA loan. Installment payments, including principal and interest of $1,746 are due monthly beginning on December 22, 2021. The balance of principal and interest is payable thirty years from the promissory note date. The interest accrues at a rate of 3.75% per annum. During the years ended June 30, 2023 and 2022, the Company recorded $14,902 and $1,402 in accrued interest related to the SBA loan.

Amount Owed

Year Ended June 30, 2024	$1,737.01
Year Ended June 30, 2025	$8,055.29
Year Ended June 30, 2026	$8,362.61
Year Ended June 30, 2027	$8,681.65
Year Ended June 30, 2028	$8,980.04
Payments 2029 & Beyond	$313,283.41
Total Payments	$349,100.00

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares As of June 30, 2023 and 2022 the amounts that were reflected in income related to derivatives for the year ended June 30, 2023 and 2022:

	June 30, 2023
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	780,619	$201,607

	June 30, 2022
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	129,380	$226,585

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended June 30, 2023 and 2022:

The financings giving rise to derivative financial instruments and the income effects:

	Years ended
	June 30, 2023	June 30, 2022
Compound embedded derivative	$24,978	$28,115
Day one derivative loss	-	-
Total derivative gain (loss)	$24,978	$28,115

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

		June 30,	June 30,
	Inception	2023	2022
Quoted market price on valuation date	$0.01	$0.55	$3.49
Contractual conversion rate	$0.0054 - $0.0081	$0.3575 - $0.44	$1.94 - $2.62
Range of effective contractual conversion rates	-	-	-
Contractual term to maturity	1.00 Year	0.25 Years	0.25 Years
Market volatility:
Volatility	138.28%-238.13%	138.28%-238.13%	138.28%-238.13%
Contractual interest rate	5%-12%	5%-12%	5%-12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the years ended June 30, 2023 and 2022.

	June 30, 2023	June 30, 2022
Beginning balance	$226,585	$254,700
Issuances:
Convertible Note Financing	-	-
Removals	-	-
Changes in fair value inputs and assumptions reflected	(24,978)	(28,115)
Conversions	-	-
Ending balance	$201,607	$226,585

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

As of June 30, 2023, the Company had 500,000,000 authorized shares of Series A Convertible Preferred Stock, par value, $0.000001 per share. Each share of Series A Convertible Preferred Stock is convertible into 100 shares of the Company’s common stock. The Company no longer authorized any Series B Convertible Preferred Stock.

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

The valuation allowance at June 30, 2023 was $7,350,393 and as of June 30, 2022 was $6,584,324. The net change in allowance during the years ended June 30, 2023 and 2022 was $766,069 and $3,792,254, respectively.

As of June 30, 2023, the Company has federal net operating loss carry forwards of approximately $35,002,000 available to offset future taxable income through 2040. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the years ended June 30, 2023 and 2022 due to losses and full valuation allowances against net deferred tax assets.

As of June 30, 2023 and June 30, 2022, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

Based on management’s review of the Company’s tax position, the Company had no significant unrecognized corporate tax liabilities as of June 30, 2023 and 2022 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 and 2012 through 2021 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 14. UNPAID PAYROLL TAXES

As of June 30, 2023 and 2022, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $60,402 and $17,401, respectively, subject to further interest and penalties. The total amount due to both taxing authorities including penalties and interest as of June 30, 2023 and 2022 was approximately $77,803 subject to further penalties and interest. This is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

IRS Tax Lien

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Licensing Agreement

On March 31, 2022, the Company entered into a management agreement with TruCash Group of Companies, Inc. (“TruCash’) where the Company is licensing from TruCash certain VISA ICAs and BINs to be used by the Company to offer certain pre-paid cards, mobile apps, loyalty programs, and other merchant related services to its potential clients.  The Agreement has a term of five (5) years and monthly payments due to TruCash of $250,000 (the “Licensing Fee”). On June 30, 2023, the Company and TruCash cancelled the management agreement.

Rent

As of June 30, 2023, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

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

On April 21, 2021, the Company, through ten wholly-owned limited liability companies, entered into lease agreements with entities controlled by our Chairman, Charles Everhardt, for ten additional SarahCare locations to be operated by the Company. All of the leases are for a ten-year period beginning on July 1, 2021, and ending on June 30, 2031, with a 5-year renewal option. The rent for each location is $7,500 per month. On April 29, 2022, the Company amended the leases to delay commencement until November 1, 2022.  On August 19, 2022, the Company and landlord mutually agreed to terminate four of the leases formed on April 21, 2021.

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

Right-of-use asset is summarized below:

	June 30, 2023
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$130,441	$412,770	$825,582
Less: accumulated amortization	(144,929)	(117,053)	(159,711)	(421,693)
Right-of-use asset, net	$137,442	$13,388	$253,059	$403,889

	June 30, 2022
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$130,441	$412,770	$825,582
Less: accumulated amortization	(76,539)	(66,710)	(92,972)	(236,221)
Right-of-use asset, net	$205,832	$63,731	$319,798	$589,361

Operating lease liability is summarized below:

	June 30, 2023
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$138,784	$13,388	$253,059	$405,231
Less: current portion	(76,051)	(13,388)	(73,727)	(163,166)
Long term portion	$62,733	$-	$179,332	$242,065

	June 30, 2022
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$206,887	$63,732	$319,798	$590,417
Less: current portion	(68,101)	(50,343)	(66,738)	(185,182)
Long term portion	$138,786	$13,389	$253,060	$405,235

Maturity of the lease liability is as follows:

	June 30, 2023
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Year ending June 30, 2024	85,802	13,500	94,923	194,225
Year ending June 30, 2025	64,840	-	94,923	159,763
Year ending June 30, 2026	-	-	94,923	94,923
Year ending June 30, 2027	-	-	7,910	7,910
Present value discount	(11,858)	(112)	(39,620)	(51,590)
Lease liability	$138,784	$13,388	$253,059	$405,231

	June 30, 2022
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Year ending June 30, 2023	$85,026	$54,000	$94,923	$233,949
Year ending June 30, 2024	85,802	13,500	94,923	194,225
Year ending June 30, 2025	64,840	-	94,923	159,763
Year ending June 30, 2026	-	-	94,923	94,923
Year ending June 30, 2027	-	-	7,910	7,910
Present value discount	(28,781)	(3,768)	(67,804)	(100,353)
Lease liability	$206,887	$63,732	$319,798	$590,417

Finance leases

Commencing during the year ended June 30, 2023, the Company leases office equipment under two finance leases with combined monthly payments of $5,897. The leases mature on March 1, 2024 and December 1, 2026.

Finance right of use assets are summarized below:

	As of	As of
	June 30,	June 30,
	2023	2022
Equipment lease	$24,097	$24,097
Less accumulated amortization	(8,032)	(3,442)
Finance right of use asset	$16,065	$20,655

On October 1, 2021, the Company discontinued use of one of its copiers. As a result, the Company recorded an impairment of assets in the amount of $84,364. Amortization expense was $4,590 and $3,442 for the years ended June 30, 2023 and 2022, respectively.

Finance lease liabilities are summarized below:

	As of	As of
	June 30,	June 30,
	2023	2022
Equipment lease	$127,329	$186,124
Less: current portion	(53,707)	(42,855)
Long term portion	$73,623	$143,269

Equipment Lease
Year Ended June 30, 2024	61,167
Year Ended June 30, 2025	32,388
Year Ended June 30, 2026	32,388
Year Ended June 30, 2027	16,194
Total future minimum lease payments	142,137
Less imputed interest	(14,808)
PV of payments	$127,329

NOTE 17. RELATED PARTY TRANSACTIONS

During the years ended June 30, 2023 and 2022, related party transactions were as follows:

As of June 30, 2023, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

As of June 30, 2023, a company founded and partially owned by the Company’s Chairman, Charles Everhardt, has been assigned the $3,750,000 in payables to a Company owned by Charle’s Everhardt for the Vitality Card, this amount included $750,000 which was included in accounts payable and accrued expenses as of June 30, 2022.

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

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through October __, 2022, the date the financial statements were available to be issued, and determined that there were no such events requiring adjustment to, or disclosure in, the accompanying consolidated financial statements except as described below.

On August 21, 2023, the Company issued a note payable to a creditor in the amount of $150,000, and a maturity date of December 21, 2023.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended June 30, 2023, covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting As of June 30, 2023, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management has concluded that, as of June 30, 2023, the Company had material weaknesses in its internal control over financial reporting and the Company’s internal control over financial reporting were not effective. Specifically, management identified the following material weaknesses at June 30, 2023:

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

Name	Age	Positions
Charles Everhardt	62	Chairman of the Board (1)
Michael Friedman	46	Director (1)(3), President & Interim Chief Financial Officer (2)
Merle Griff, Ph.D.	74	Chief Executive Officer (4)

__________

(1)	All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.
(2)	Michael Friedman has been the Interim CEO, Interim CFO and Interim President since March 25, 2021, and on May 24, 2022, resigned as Interim CEO and became President (and remaining as Interim CFO).
(3)	Michael Friedman was Chairman of the Board from December 16, 2005, until March 25, 2021, when he became a Director.
(4)	On May 24, 2022, Merle Griff, Ph.D. became Chief Executive Officer.

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

Item 11. Executive Compensation

The following table sets forth, for the fiscal years ended June 30, 2023, 2021, and 2020, certain information regarding the compensation earned by the Company’s named executive officers.

Summary Compensation Table

Name and					Stock	Option		All Other
Principal	Fiscal	Salary		Bonus	Awards	Awards		Compensation	Total
Position	Year	(1)		(2)	(3)	(4)		(5)	($)

Michael Friedman President	2023	$150,000	(6)	$-	$-	$156,000	(7)	$-	$306,000
President & CEO	2022	$150,000	(6)	$-	$-	$156,000	(7)	$-	$306,000
President & CEO	2021	$-		$-	$-	$-		$-	$-

Merle Griff, Ph.D.	2023	$-		$-	$-	$156,000	(8)	$-	$156,000
CEO	2022	$-		$-	$-	$156,000	(8)	$-	$156,000
CEO	2020	$-		$-	$-	$-		$-	$-

________

(1)	The dollar value of salary (cash and non-cash) earned and accrued as of the end of each fiscal year.
(2)	The dollar value of bonus (cash and non-cash) earned and accrued as of the end of each fiscal year.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.
(6)	This includes earned and paid salary of $65,000 and accrued salary of $85,000 for 2022 and $144,000 of accrued salary for 2020.
(7)	Options awards granted include 50,000 options at $1.56 exercise price, for a signing bonus and 50,000 options at $1.56 exercise price for achieving revenue growth of 12% or greater.
(8)	Options awards granted include 50,000 options at $1.56 exercise price, for a signing bonus and 50,000 options at $1.56 exercise price for achieving revenue growth of 12% or greater.

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

Under the Employment Agreement, Dr. Griff will serve as the Chief Executive Officer of the Company on an “at-will” basis and will be compensated as follows: (i) Dr. Griff will receive a signing bonus consisting of non-qualified, cashless-exercise stock options to purchase 50,000 shares of Company common stock at an exercise price of $1.56/share, with a term of 7 years; (ii) Dr. Griff will be paid an annual salary of $200,000 per year, and such annual salary shall increase by an additional $50,000 per year for each $10,000,000 increase in the Company’s gross revenues over $1,000,000; (iii) within 30 days after the end of each fiscal year beginning June 30, 2023, Dr. Griff will receive an annual cash bonus of at least $60,000 (the precise amount to be determined by the Company); (iv) within 30 days after the end of each fiscal year beginning June 30, 2023, Dr. Griff will receive an equity bonus consisting of non-qualified, cashless-exercise stock options to purchase 50,000 shares of Company common stock at an exercise price of $1.56/share, with a term of 7 years; and (v) Dr. Griff shall be eligible to receive the following 7-year, non-qualified, cashless-exercise stock options for each fiscal year determined by reference to the Company’s gross revenue for such fiscal year as set forth below:

Gross Revenue	Number of Options	Strike Price
$5,000,000	100,000	$1.56
$10,000,000	150,000	$2.00
$20,000,000	200,000	$3.00
$40,000,000	250,000	$4.00
$75,000,000	300,000	$5.00
$100,000,000	350,000	$6.00

Under the Consulting Agreement, Mr. Friedman will provide management, financial and operational services to the Company and continue to act as the Company’s President, and will be compensated as follows: (i) Mr. Friedman’s entity, Red Halo, LLC (the “Consultant”) will receive a signing bonus consisting of non-qualified, cashless-exercise stock options to purchase 50,000 shares of Company common stock at an exercise price of $1.56/share, with a term of 7 years; (ii) the Consultant will be paid $150,000 in cash fees per year, upon completion of a $6,600,000 capital raise by the Company, such annual cash fee shall increase to $200,000 per year, and such annual cash fee shall increase by an additional $50,000 per year for each $10,000,000 increase in the Company’s gross revenues over $1,000,000; (iii) within 90 days after the end of each fiscal year beginning June 30, 2023, the Consultant will receive an annual cash bonus of at least $60,000 (the precise amount to be determined by the Company) if the Company’s net income (specifically excluding any extraordinary major shareholder-related expenses) is at or greater than $600,000 for such fiscal year; (iv) within 90 days after the end of each fiscal year beginning June 30, 2023, if the Company’s total revenue has grown at least 12% from its prior fiscal year, the Consultant will receive an equity bonus consisting of non-qualified, cashless-exercise stock options to purchase a minimum of 50,000 shares of Company common stock at an exercise price of $1.56/share, with a term of 7 years; and (v) the Consultant shall be eligible to receive the following 7-year, non-qualified, cashless-exercise stock options for each fiscal year determined by reference to the Company’s gross revenue for such fiscal year as set forth below:

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

Director Independence

During the fiscal year ended June 30, 2023 and 2022, we did not have an independent director.

Director Compensation Table

	Fiscal	Fees Earned or
Name	Year Ending June 30	Paid in Cash (1)	Stock Awards	Option Awards	All Other Compensation	Total ($)

Charles Evehardt (2)	2023	$-	$-	$-	$-	$-
	2022	$-	$-	$-	$-	$-

Michael Friedman (3)	2023	$-	$-	$-	$-	$-
	2022	$-	$-	$-	$-	$-

________

(1)	All cash fees were accrued to the directors.
(2)	Appointed as Chairman of the Board on March 25, 2021
(3)	Chairman of the Board through March 25, 2021, and Member of the Board of Directors thereafter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of September 28, 2023, the number of shares of voting capital stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding class of stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

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

36

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

37

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the fiscal years ended June 30, 2023 and 2022, there were no relationships or related party transactions requiring disclosure, except for the following:

As of June 30, 2023, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space at this time but expects to enter into a month-to-month office lease for this space.

As of June 30, 2023, a company founded and partially owned by the Company’s Chairman, Charles Everhardt, has been assigned the $3,750,000 in payables to a Company owned by Charles Everhardt for the Vitality Card.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for the fiscal years ended June 30, 2023 and 2022, for the categories of services indicated.

	Years Ended June 30,
Category	2023	2022
Audit Fees	$65,000	$30,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$65,000	$30,000

On or about October 17, 2022, the Company engaged Accell Audit & Compliance, PA as its independent registered public accounting firm for the year ended June 30, 2023.

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
Michael Friedman
President & Interim CFO

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ Charles Everhardt	Chairman of the Board	October __, 2023
Charles Everhardt

/s/ Michael Friedman	Director, President & Interim CFO	October __, 2023
Michael Friedman

/s/ Dr. Merle Griff	CEO	October __, 2023
Dr. Merle Griff

