Form 10-Q
period 2023-09-30
INNOVATIVE MEDTECH, INC.
filed 2023-11-20
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 20, 2023, there were 21,157,327 shares of Common Stock, $0.000001 par value per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INNOVATIVE MEDTECH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	June 30, 2023
	Unaudited
Assets
Current assets
Cash and cash equivalents	$256,662	$157,589
Accounts receivable, net	224,960	224,641
Notes receivable, related party	9,294	9,294
Prepaid expenses	1,500	2,250
Total current assets	492,416	393,774

Deposits	7,961	6,716
Right-of-use asset	354,564	403,889
Finance lease asset, net	14,917	16,065
Property, plant and equipment, net of accumulated depreciation	386,321	307,997
Intangible assets, net of accumulated amortization	3,137,429	3,143,369
Goodwill	177,777	177,777
Total Assets	$4,571,385	$4,449,587

Liabilities & Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$1,204,982	$1,164,708
Accrued interest	621,482	605,335
Accrued interest, related parties	124,559	107,206
Notes payable, related parties, current	802,063	802,063
Notes payable, current	312,166	146,992
Convertible notes payable, current	266,900	266,900
SBA Loan, current	4,956	20,952
Line of credit	61,484	43,077
Derivative liability	226,340	201,607
Finance lease liability	45,066	53,707
Operating lease liability	153,755	163,169
Total current liabilities	3,823,753	3,575,716

Royalty liability	1,500,000	1,499,849
Finance lease liability, non-current	66,865	73,623
Operating lease liability, non-current	202,130	242,065
Notes payable, non-current	90,331	38,572
SBA Loan, non-current	338,906	328,148
Total Liabilities	6,021,985	5,757,973

Commitments and contingencies (Note 15)

Stockholders' Deficit
Series A Preferred stock, $0.000001 par value; 500,000,000 authorized: 367,500 shares issued and outstanding	-	-
Common stock, $0.000001 par value; 130,000,000 shares authorized; 21,157,327 shares issued and outstanding	21	21
Additional paid in capital	35,336,755	35,313,906
Accumulated deficit	(36,787,376)	(36,622,313)
Total Stockholders' Deficit	(1,450,600)	(1,308,386)
Total Liabilities and Stockholders' Deficit	$4,571,385	$4,449,587

 See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the three months ended
	September
	2023	2022

Revenue:
Participant fees	$321,490	$247,021
Franchise fees	159,218	137,129
Total Revenue	480,708	384,150

Operating expenses:
General and administrative	226,060	259,938
Salaries and wages	293,512	261,756
Licensing fees	-	750,000
Consulting fees	53,104	46,500
Legal and professional fees	54,839	28,964
Total operating expenses	627,515	1,347,158

Loss from operations	(146,807)	(963,008)

Other income (expense):
Interest expense, related parties	(16,940)	(8,972)
Interest expense	(21,863)	(47,669)
Change in fair value of derivatives	(24,733)	17,980
Amortization of debt discount	(8,053)	-
Other income	53,333	1,179
Total other income (expense)	(18,256)	(37,482)

Net loss	$(165,063)	$(1,000,490)

Basic and diluted earnings per share on net loss	$(0.01)	$(0.05)

Weighted average shares outstanding - basic and diluted	21,157,327	21,157,327

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the three months ended September 30, 2023
Unaudited

					Additional
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2023	367,500	$-	21,157,327	$21	$35,313,906	$(36,622,313)	$(1,308,386)

Warrants issued with notes payable	-	-	-	-	22,849	-	22,849

Net loss	-	-	-	-	-	(165,063)	(165,063)

Balance, September 30, 2023	367,500	$-	21,157,327	$21	$35,336,755	$(36,787,376)	$(1,450,600)

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

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the three months ended
	September 30,
	2023	2022
Cash Flows from Operating Activities
Net Loss	$(165,063)	$(1,000,490)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	24,000	11,731
Amortization of royalty fee liability discount	151	15,709
Amortization of debt discount	8,053	-
Change in fair value of derivatives	24,733	(17,980)
Amortization of right-of-use	(24)	(12,973)
Changes in operating assets & liabilities
Accounts receivable	(319)	892
Prepaid expenses	750	(23,087)
Deposits	(1,245)	-
Accounts payable and accrued liabilities	40,272	829,141
Accrued interest, related party	17,353	12,173
Accrued interest	16,148	15,432
Net cash used by operating activities	(35,191)	(169,452)

Cash Flows from Investing Activities
Net payments on notes receivable	-	5,998
Acquisition of fixed assets	(95,235)	-
Net cash used by investing activities	(95,235)	5,998

Cash Flows from Financing Activities
Proceeds from convertible notes payable	150,000	-
Payments on SBA loan	(5,238)	-
Proceeds (payments) on notes payable	81,729	(8,266)
Proceeds from line of credit	20,000	-
Payments on line of credit	(1,593)	-
Payments on finance lease	(15,399)	-
Net cash provided by financing activities	229,499	(8,266)

Increase in Cash and cash equivalents	99,073	(171,720)

Cash and cash equivalents at beginning of period	157,589	301,337

Cash and equivalents at end of period	$256,662	$129,617

Supplemental Cash Flow Information
Cash paid for interest	$9,500	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

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

For the quarters ended September 30, 2023 and 2022, the Company reported a net loss of $165,063 and $1,000,490, respectively.

As of September 30, 2023, the Company maintained total assets of $4,571,385, total liabilities including long-term debt of $6,021,985 along with an accumulated deficit of $36,787,376.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of September 30, 2023, the Company had $256,662 cash available for operations and had an accumulated deficit of $36,787,376. Management believes that cash on hand as of September 30, 2023 is not sufficient to fund operations through September 30, 2024. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The Company believes that additional capital will be required to fund operations through September 30, 2024 and beyond, as it attempts to generate increasing revenue, and develop new products. The Company intends to attempt to raise capital through additional equity offerings and debt obligations. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the quarters ended September 30, 2023 and 2022.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that exceeds $250,000 at September 30, 2023. For the purpose of the consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2023 and 2022.

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

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. For the quarters ended September 30, 2023 and 2022, there were no impairment losses.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable, accrued expenses and interest, certain notes payable and notes payable – due to related parties, approximate their fair values because of the short maturity of these instruments. The Company accounts for its derivative liabilities, at fair value, on a recurring basis under Level 3 (See Note 11.

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

Recently Issued Accounting Pronouncements

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations for the quarter ended as of September 30, 2023 or on a going forward basis.

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of this report; the date the consolidated financial statements were available for issue.

NOTE 4. NOTES RECEIVABLE, RELATED PARTIES

The Company has several notes receivables from a related party.  They are as follows:

	September 30, 2023	June 30, 2023

Notes receivable from related party (see Note 17), due in six months, with no installments, no interest, and in default as of March 2022	9,294	9,294
Total notes receivable	9,294	9,294
Less long-term	-	-
Total short term notes receivable	$9,294	$9,294

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2023 and June 30 2023:

	September 30,	June 30,
	2023	2023

Leasehold improvements	$294,864	$294,864
Vehicles	162,351	67,116
Computer equipment	14,354	14,354
Furniture and fixtures	5,455	5,455
	477,024	381,789
Less: Accumulated depreciation	(90,703)	(73,792)
Property, plant and equipment – net	$386,321	$307,997

Depreciation expense was $16,911 and $6,411 for the quarters ended September 30, 2023 and 2022.

NOTE 6. INTANGIBLE ASSETS

	September 30,	June 30,
	2023	2022
Customer relationships	$40,000	$40,000
Trademarks	410,000	410,000
Non-Compete Agreement	1,000	1,000
CARF Accreditation	23,000	23,000
Franchise Agreements	2,710,000	2,710,000
Website development	12,592	12,592
Less: accumulated amortization	(59,163)	(53,223)
Intangible assets - net	$3,137,429	$3,143,369

The Company is amortizing these intangible over their respective remaining useful lives. The Company recorded amortization expense in the amount of $5,940 and $5,318 for the quarters ended September 30, 2023, and 2022, respectively.

NOTE 7. NOTES PAYABLE

As of September 30, 2023 and June 30, 2023, the Company had $402,497 and $185,564, respectively, in outstanding notes payable, as follows:

		Original			Principal Balance as of
	Date of Note	Principal		Interest	September 30,	June 30,
Ref No.	Issuance	Balance	Maturity Date	Rate (%)	2023	2023
1	9/16/06	100,000	**	12	$38,000	$38,000
2	12/25/20	$146,021	8/15/25	10	63,368	71,633
3	2/24/14	5,000	**	9	8,547	8,547
4	2/24/14	39,000	**	9	33,687	33,687
5	2/24/14	179,124	**	9	33,697	33,697
6	7/1/23	90,985	5/5/28	9	86,284	-
7	8/21/23	150,000	12/21/23	12	150,000	-
	Total				$413,583	$185,564
	Debt Discount				(11,086)	-
	Total Current				$312,166	$146,992
	Total Long Term				$90,331	$38,572

________

*These notes were assumed in connection with the acquisition on March 25, 2021.

** As of September 30, 2023, these notes are in default.

Amount Owed

Year Ended June 30, 2024	323,252
Year Ended June 30, 2025	90,331
Total future payments	413,583

NOTE 8. NOTES PAYABLE, RELATED PARTIES

As of September 30, 2023 and June 30, 2023, the Company had $802,063 respectively, in outstanding notes payable, related parties. As of September 30, 2023 and June 30, 2023, the Company had $124,559 and $107,206, respectively, in accrued interest related to these notes. Some of these notes were assumed in connection with the acquisition on March 25, 2021.

Ref No.	Date of	Original Principal	Maturity Date	Interest	Principal
Note Issuance	Balance	Rate %	6/30/22	Rate %	Balance 9/30/23	Principal Balance 6/30/23
1*	3/25/21	308,500	6/3/21	10%	$308,500	$308,500
2*	3/25/21	47,436	6/3/21	10%	47,436	47,436
3*	3/25/21	158,503	6/3/21	10%	158,502	158,502
4*	3/24/22	39,000	9/24/22	6%	39,000	39,000
5*	5/5/22	179,124	11/5/22	6%	179,124	179,124
6*	10/5/22	20,000	4/5/23	6%	20,000	20,000
7*	11/9/22	500	5/9/23	6%	500	500
8*	11/18/22	4,000	5/18/23	6%	4,000	4,000
9*	1/17/23	18,000	7/17/23	6%	18,000	18,000
10*	2/8/23	27,000	8/8/23	6%	27,000	27,000
	Total				$802,063	$802,062

* As of September 30, 2023, these notes are in default.

NOTE 9. CONVERTIBLE NOTES PAYABLE

As of September 30, 2023 and June 30, 2023, the convertible notes payable were as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 9/30/23	Principal Balance 6/30/23
8/26/14	50,000	*	10%	$0.0001	$50,000	$50,000
6/15/12	8,000	*	10%	$0.000350	8,000	8,000
10/18/11	1,900	*	8%	25% discount to market	6,900	6,900
10/3/10	20,000	*	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	*	8%	25% discount of previous 5 days closing price	4,000	4,000
2/26/07	30,000	*	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	*	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	*	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	*	10%	$0.95	15,000	15,000
4/17/07	15,000	*	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	*	10%	$0.95	18,000	18,000
11/30/06	50,000	*	10%	$0.85	50,000	50,000
10/1/05	15,000	*	10%	$0.50	15,000	15,000
Total Current					$266,900	$266,900

* As of September 30, 2023, these notes are in default.

NOTE 10. SBA LOAN

On June 25, 2020 and January 6, 2022, the Company’s wholly-owned subsidiary, Sarah Day Care Centers, Inc. received proceeds of $150,000 and $200,000, respectively, in the form of an SBA loan. Installment payments, including principal and interest of $1,746 are due monthly beginning on December 22, 2021. The balance of principal and interest is payable thirty years from the promissory note date. The interest accrues at a rate of 3.75% per annum. During the three months ended September 30, 2023 and 2022, the Company recorded $3,273 and $3,281 in accrued interest related to the SBA loan.

Amount Owed

Year Ended June 30, 2024	4,956
Year Ended June 30, 2025	6,829
Year Ended June 30, 2026	7,089
Year Ended June 30, 2027	7,360
Year Ended June 30, 2028	7,641

Payments 2028 & Beyond	309,987
Total Payments	343,862.00

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares.

	September 30, 2023
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	839,251	$226,340

	June 30, 2023
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	780,619	$201,607

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended September 30, 2023 and 2022:

The financings giving rise to derivative financial instruments and the income effects:

	Three Months Ended
	September 30,	September 30,
	2023	2022
Compound embedded derivative	$(24,733)	$65,152
Day one derivative loss	-	-
Total derivative gain (loss)	$(24,733)	$65,152

The Company’s convertible notes gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

Current accounting principles that are provided in ASC 815 – Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. In addition, the standards do not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as derivative financial instruments. Rather, such terms and features must be bundled together and fair valued as a single, compound embedded derivative. The Company has selected the Monte Carlo Simulations valuation technique to fair value the compound embedded derivative because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving compound embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The Monte Carlo Simulations technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators.

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

		September 30,	June 30,
	Inception	2023	2023
Quoted market price on valuation date	$0.01	$0.55	$0.55
Contractual conversion rate	$0.0054 - $0.0081	$0.2960 - $0.44	$0.3575 - $0.44
Range of effective contractual conversion rates	-	-	-
Contractual term to maturity	1.00 Year	0.25 Years	0.25 Years
Market volatility:
Volatility	138.28%-238.13%	138.28%-238.13%	138.28%-238.13%
Contractual interest rate	5%-12%	5%-12%	5%-12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the three months ended September 30, 2023 and June 30, 2023.

	September 30, 2023	June 30, 2023
Beginning balance	$201,607	$226,585
Issuances:
Convertible Note Financing	-	-
Removals	-	-
Changes in fair value inputs and assumptions reflected	24,733	(24,978)
Conversions	-	-
Ending balance	$226,340	$201,607

The fair value of the compound embedded derivative is significantly influenced by the Company’s trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique.

NOTE 12. STOCKHOLDERS’ DEFICIT

On or about April 26, 2022, the Company entered into an Agreement for Share Exchange (the “Share Exchange Agreement”) to obtain 10,500,000 shares of common stock of Vitality RX, Inc., a Delaware corporation (“Vitality”), representing 100% ownership of Vitality, from Vitality’s five shareholders identified in the Share Exchange Agreement (the “Vitality Shareholders”), in consideration of the issuance by the Company to the Vitality Shareholders of 5,500,000 shares of Innovative common stock, and 50,000 shares of Series A Convertible Preferred Stock (which preferred stock is convertible into 5,000,000 shares of common stock) (such shares of common stock and preferred stock collectively the “Shares”).  On or about April 28, 2022, the transaction closed, Innovative received the stock of Vitality from the Vitality Shareholders, and issued the Shares to the Vitality Shareholders. The Company determined that Vitality did not meet the definition of a business under Accounting Standards Codification (“ASC”) 805 Business Combinations, as such, the issuance of shares was treated as stock-based compensation expense.

Common Stock

On August 21, 2023 the Company issued a Note  (Note 7) which included 100,000 warrants to purchase common stock at a strike price of $0.10 per share, par value, $0.000001 per share. The warrants have an expiration date of August 21, 2028.

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

The valuation allowance at September 30, 2023 was $7,385,056 and as of June 30, 2023 was $7,350,393. The net change in allowance during the quarters ended September 30, 2023 and 2022 was $590,629 and $210,103, respectively.

As of September 30, 2023, the Company has federal net operating loss carry forwards of approximately $35,167,000 available to offset future taxable income through 2040. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the quarters ended September 30, 2023 and 2022 due to losses and full valuation allowances against net deferred tax assets.

As of September 30, 2023 and 2022, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	(21)%
State taxes – net of federal benefits	(5)%
Valuation allowance	26%
Income tax rate – net	0%

FASB Interpretation No. 48 (Fin 48) - Accounting for Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction and various state, and local jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities, with limited exception, for the quarters prior to September 30, 2014. With respect to state and local jurisdictions, with limited exception, the Company is no longer subject to income tax audits prior to September 30, 2014. In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

Based on management’s review of the Company’s tax position, the Company had no significant unrecognized corporate tax liabilities as of September 30, 2023 and June 30, 2023 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 and 2012 through 2021 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 14. UNPAID PAYROLL TAXES

As of September 30, 2023 and June 30, 2023, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $60,402 and $17,401, respectively, subject to further interest and penalties. The total amount due to both taxing authorities including penalties and interest as of September 30, 2023 and June 30, 2023 was approximately $77,803 subject to further penalties and interest. This is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

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

Rent

As of September 30, 2023, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

SarahCare leases three properties for its corporate office and its two corporate owned centers. SarahCare’s corporate office is approximately 3,470 square feet and is located at 4580 Stephen Circle NW, Canton, Ohio, 44718. The lease began in 2017 and ends December 31, 2023.

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

Right-of-use asset is summarized below:

	September 30, 2023
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$-	$412,770	$695,141
Less: accumulated amortization	(163,117)	-	(177,460)	(340,577)
Right-of-use asset, net	$119,254	$-	$235,310	$354,564

Operating lease liability is summarized below:

	September 30, 2023
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$120,572	$-	$235,310	$355,882
Less: current portion	(78,167)	-	(75,585)	(153,752)
Long term portion	$42,405	$-	$159,725	$202,130

Maturity of the lease liability is as follows:

	September 30, 2023
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Year ending June 30, 2024	85,802	13,500	94,923	194,225
Year ending June 30, 2025	64,840	-	94,923	159,763
Year ending June 30, 2026	-	-	94,923	94,923
Year ending June 30, 2027	-	-	7,910	7,910
Present value discount	(11,858)	(112)	(39,620)	(51,590)
Lease liability	$138,784	$13,388	$253,059	$405,231

Finance leases

Commencing during the quarter ended September 30, 2023, the Company leases office equipment under two finance leases with combined monthly payments of $5,897. The leases mature on March 1, 2024 and December 1, 2026.

Finance right of use assets are summarized below:

	As of	As of
	September 30,	June 30,
	2023	2023
Equipment lease	$24,097	$24,097
Less accumulated amortization	(9,180)	(8,032)
Finance right of use asset	$14,917	$16,065

On October 1, 2021, the Company discontinued use of one of its copiers. As a result, the Company recorded an impairment of assets in the amount of $84,364. Amortization expense was $5,738 and $3,442 for the quarters ended September 30, 2023 and 2022, respectively.

Finance lease liabilities are summarized below:

	As of	As of
	September 30,	June 30,
	2023	2023
Equipment lease	$111,931	$127,329
Less: current portion	(45,066)	(53,707)
Long term portion	$66,865	$73,623

Equipment Lease
Year Ended June 30, 2024	43,477
Year Ended June 30, 2025	32,388
Year Ended June 30, 2026	32,388
Year Ended June 30, 2027	16,194
Total future minimum lease payments	124,447
Less imputed interest	(12,516)
PV of payments	$111,931

NOTE 17. RELATED PARTY TRANSACTIONS

During the quarters ended September 30, 2023 and 2022, related party transactions were as follows:

As of September 30, 2023, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

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

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through November 20, 2023, the date the financial statements were available to be issued, and determined that there were no such events requiring adjustment to, or disclosure in, the accompanying consolidated financial statements except as described below.

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

On June 1, 2022, the Company announced that Dr. Merle Griff, SarahCare’s Founder and CEO, would also be CEO of the Company.

As of September 30, 2023, the Company had current assets of $492,416. The Company has a limited amount of liquid cash and no other liquid assets on hand a of September 30, 2023, and this is not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

Results of Operations for the Three Months Ended September 30, 2023, and September 30, 2022

For the quarter ended September 30, 2023, we recorded gross revenues of $480,708 versus $384,150 for the quarter ended September 30, 2022, as a result of the Company’s ability to keep centers open for longer periods of time, and more participants coming to the center more often.

For the quarter ended September 30, 2023, operating expenses decreased to $627,515 from $1,347,158, a $719,643 decrease, or (53.42%), over the quarter ended September 30, 2022.  The decrease is due to a decrease in expenses related to the Company’s licensing expenses.

For the quarter ended September 30, 2023, interest expense decreased to $38,803 from $56,641 a decrease of 31.49% over the quarter ended September 30, 2022. This decrease is primarily due to a decrease in interest expense.

For the quarter ended September 30, 2023, we realized a net loss of $165,063 as compared to a net loss of $1,000,490 for the quarter ended September 30, 2022.  The decrease in our net loss of $835,427 was primarily due to a decrease in licensing expenses.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) As of September 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting As of September 30, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2023, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than disclosed herein, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

As of September 30, 2023, we were not a party to any material legal proceedings. We currently have thirteen (13) convertible promissory notes that are in default, and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders, including the below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2023, the Company did not have any unregistered sales of any equity securities.

Item 3. Defaults Upon Senior Securities.

During the quarter ended September 30, 2023, the Company was in default under the majority of its outstanding legacy convertible notes.

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

Date: November 20, 2023

