Form 10-Q
period 2023-12-31
INNOVATIVE MEDTECH, INC.
filed 2024-02-16
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 16, 2024, there were 21,157,327 shares of Common Stock, $0.000001 par value per share, issued and outstanding.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless stated otherwise or the context otherwise requires, the words “we,” “us,” “our,” the “Company,” “Innovative MedTech” or “Innovative” in this Quarterly Report on Form 10-Q collectively refers to Innovative MedTech, Inc., a Delaware corporation (the “Company”), and its subsidiaries. The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” relating to the Company, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INNOVATIVE MEDTECH, INC.

 AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	December 31, 2023	June 30, 2023
	Unaudited
Assets
Current assets
Cash and cash equivalents	$92,509	$157,589
Accounts receivable, net	195,871	224,641
Notes receivable, related party	9,294	9,294
Prepaid expenses	750	2,250
Total current assets	298,424	393,774

Deposits	7,961	6,716
Right-of-use asset	317,720	403,889
Finance lease asset, net	13,770	16,065
Property, plant and equipment, net of accumulated depreciation	381,262	307,997
Intangible assets, net of accumulated amortization	3,132,732	3,143,369
Goodwill	177,777	177,777
Total Assets	$4,329,646	$4,449,587

Liabilities & Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$1,186,375	$1,164,708
Accrued interest	638,284	605,335
Accrued interest, related parties	133,922	107,206
Notes payable, related parties, current	802,063	802,063
Notes payable, current	291,732	146,992
Convertible notes payable, current	266,900	266,900
SBA Loan, current	5,359	20,952
Line of credit	60,394	43,077
Derivative liability	221,175	201,607
Finance lease liability	36,263	53,707
Operating lease liability	157,829	163,169
Total current liabilities	3,800,296	3,575,716

Royalty liability	1,500,000	1,499,849
Finance lease liability, non-current	59,979	73,623
Operating lease liability, non-current	161,189	242,065
Notes payable, non-current	113,662	38,572
SBA Loan, non-current	333,265	328,148
Total Liabilities	5,968,391	5,757,973

Commitments and contingencies (Note 15)

Stockholders' Deficit
Series A Preferred stock, $0.000001 par value; 500,000,000 authorized: 367,500 shares issued and outstanding	0	0
Common stock, $0.000001 par value; 130,000,000 shares authorized; 21,157,327 shares issued and outstanding	21	21
Additional paid in capital	35,336,755	35,313,906
Accumulated deficit	(36,975,521)	(36,622,313)
Total Stockholders' Deficit	(1,638,745)	(1,308,386)
Total Liabilities and Stockholders' Deficit	$4,329,646	$4,449,587

 See accompanying notes to unaudited consolidated financial statements.

INNOVATIVE MEDTECH, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three months ended		For the six months ended
	December 31,		December 31,
	2023	2022	2023	2022

Revenue:
Participant fees	$274,714	$277,426	$596,204	$524,447
Franchise fees	157,978	142,926	317,196	280,055
	432,692	420,352	913,400	804,502

Operating expenses:
General and administrative	210,325	253,604	436,385	513,542
Salaries and wages	271,226	268,479	564,738	530,235
Licensing fees	-	750,000	-	1,500,000
Consulting fees	42,970	28,500	96,074	75,000
Legal and professional fees	64,925	52,171	119,764	81,135
Total operating expenses	589,446	1,352,754	1,216,961	2,699,912

Loss from operations	(156,754)	(932,402)	(303,561)	(1,895,410)

Other income (expense):
Interest expense, related parties	(16,100)	8,972	(33,040)	-
Interest expense	(23,014)	(63,803)	(44,877)	(111,472)
Change in fair value of derivatives	5,165	10,159	(19,568)	28,139
Amortization of debt discount	(14,796)	-	(22,849)	-
Other income	17,354	-	70,687	1,179
Total other income (expense)	(31,391)	(44,672)	(49,647)	(82,154)

Net loss	$(188,145)	$(977,074)	$(353,208)	$(1,977,564)

Basic and diluted earnings per share on net loss	$(0.01)	$(0.05)	$(0.02)	$(0.09)

Weighted average shares outstanding - basic and diluted	21,157,327	21,157,327	21,157,327	21,157,327

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

 AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the three and six months ended December 31, 2023

Unaudited

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2023	417,500	$-	21,157,327	$21	$35,313,906	$(36,622,313)	$(1,308,386)

Warrants issued with notes payable	-	-	-	-	22,849	-	22,849

Net loss	-	-	-	-	-	(165,063)	(165,063)

Balance, September 30, 2023	417,500	$-	21,157,327	$21	$35,336,755	$(36,787,376)	$(1,450,600)

Net loss	-	-	-	-	-	(188,145)	(188,145)

Balance, December 31, 2023	417,500	$-	21,157,327	$21	$35,336,755	$(36,975,521)	$(1,638,745)

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

 AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the three and  six months ended December 31, 2022

Unaudited

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2022	367,500	$-	21,157,327	$21	$31,563,906	$(32,974,366)	$(1,410,439)

Net loss	-	-	-	-	-	(1,000,490)	(1,000,490)

Balance, September 30, 2022	367,500	$-	21,157,327	$21	$31,563,906	$(33,974,856)	$(2,410,929)

Net loss	-	-	-	-	-	(977,074)	(977,074)

Balance, December 31, 2022	367,500	$-	21,157,327	$21	$31,563,906	$(34,951,930)	$(3,388,083)

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the six months ended
	December 31,
	2023	2022
Cash Flows from Operating Activities
Net Loss	$(353,208)	$(1,977,564)

Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	34,903	17,869
Amortization of royalty fee liability discount	151	27,693
Amortization of debt discount	22,849	-
Change in fair value of derivatives	19,568	(28,139)
Amortization of right-of-use	(47)	(26,215)
Changes in operating assets & liabilities
Accounts receivable	28,770	(12,744)
Prepaid expenses	1,500	(23,218)
Deposits	(1,245)	1,734,268
Accounts payable and accrued liabilities	21,665	-
Accrued interest, related party	26,716	24,798
Accrued interest	28,700	32,184
Net cash provided by operating activities	(169,678)	(231,068)

Cash Flows from Investing Activities
Collections from notes receivable	-	11,996
Acquisition of fixed assets	(95,235)	-
Net cash used by investing activities	(95,235)	11,996

Cash Flows from Financing Activities
Proceeds from notes payable	235,979	-
Proceeds from notes payable, related party	-	24,500
Payments on SBA loan	(10,476)	(1,746)
Payments on notes payable	(11,900)	(16,531)
Proceeds from line of credit	20,000	-
Payments on line of credit	(2,682)	-
Payments on finance lease	(31,088)	-
Net cash provided by financing activities	199,833	6,223

Increase in Cash and cash equivalents	(65,080)	(212,849)

Cash and cash equivalents at beginning of period	157,589	301,337

Cash and equivalents at end of period	$92,509	$88,488

Supplemental Cash Flow Information
Cash paid for interest	$-	$4,028
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

INNOVATIVE MEDTECH, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING DECEMBER 31, 2023

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

For the six months ended December 31, 2023 and 2022, the Company reported a net loss of $353,208 and $1,977,564, respectively.

As of December 31, 2023, the Company maintained total assets of $4,329,646, total liabilities including long-term debt of $5,968,391 along with an accumulated deficit of $36,975,521.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of December 31, 2023, the Company had $92,509 cash available for operations and had an accumulated deficit of $36,975,521. Management believes that cash on hand as of December 31, 2023 is not sufficient to fund operations through December 31, 2024. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The Company believes that additional capital will be required to fund operations through December 31, 2024 and beyond, as it attempts to generate increasing revenue, and develop new products. The Company intends to attempt to raise capital through additional equity offerings and debt obligations. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three and six months ended December 31, 2023 and 2022.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that does not exceeds $250,000 at December 31, 2023. For the purpose of the consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2023 and 2022.

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

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. For the three and six months ended December 31, 2023 and 2022, there were no impairment losses.

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

Recently Issued Accounting Pronouncements

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations for the quarter ended as of December 31, 2023 or on a going forward basis.

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of this report; the date the consolidated financial statements were available for issue.

NOTE 4. NOTES RECEIVABLE, RELATED PARTIES

The Company has several notes receivables from a related party.  They are as follows:

	December 31, 2023	June 30, 2023

Notes receivable from related party (see Note 17), due in six months, with no installments, no interest, and in default as of March 2022	9,294	9,294
Total notes receivable	9,294	9,294
Less long-term	-	-
Total short term notes receivable	$9,294	$9,294

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2023 and June 30 2023:

	December 31,	June 30,
	2023	2023

Leasehold improvements	$294,864	$294,864
Vehicles	162,351	67,116
Computer equipment	14,354	14,354
Furniture and fixtures	5,455	5,455
	477,024	381,789
Less: Accumulated depreciation	(95,702)	(73,792)
Property, plant and equipment – net	$381,262	$307,997

Depreciation expense was $3,104 and $6,138 for the three months ended December 31, 2023 and 2022. Depreciation expense was $20,015 and $12,549 for the six months ended December 31, 2023 and 2022.

NOTE 6. INTANGIBLE ASSETS

	December 31,	June 30,
	2023	2023
Customer relationships	$40,000	$40,000
Trademarks	410,000	410,000
Non-Compete Agreement	1,000	1,000
CARF Accreditation	23,000	23,000
Franchise Agreements	2,710,000	2,710,000
Website development	12,592	12,592
Less: accumulated amortization	(63,860)	(53,223)
Intangible assets - net	$3,132,732	$3,143,369

The Company is amortizing these intangible over their respective remaining useful lives. The Company recorded amortization expense in the amount of $5,940 and $5,318 for the three months ended December 31, 2023, and 2022, respectively.  The Company recorded amortization expense in the amount of $10,637 and $5,318 for the six months ended December 31, 2023, and 2022, respectively.

NOTE 7. NOTES PAYABLE

As of December 31, 2023 and June 30, 2023, the Company had $405,394 and $185,564, respectively, in outstanding notes payable, as following:

		Original			Principal Balance as of
	Date of Note	Principal		Interest	December 31,	June 30,
Ref No.	Issuance	Balance	Maturity Date	Rate (%)	2023	2023
1	9/16/06	$100,000	*	12	$38,000	$38,000
2	12/25/20	146,021	8/15/25	10	55,103	71,633
3	2/24/14	5,000	*	9	8,547	8,547
4	2/24/14	39,000	*	9	33,687	33,687
5	2/24/14	179,124	*	9	33,697	33,697
6	7/1/23	90,985	5/5/28	9	86,360	-
7	8/21/23	150,000	*	12	150,000	-
	Total				$405,394	$185,564
	Total Current				$291,732	$146,992
	Total Long Term				$113,662	$38,572

________

* As of December 31, 2023, these notes are in default.

Amount Owed

Year Ended June 30, 2024	291,732
Year Ended June 30, 2025	49,418
Year Ended June 30, 2026	23,688
Year Ended June 30, 2027	20,156
Year Ended June 30, 2028	20,420
Total future payments	405,394

NOTE 8. NOTES PAYABLE, RELATED PARTIES

As of December 31, 2023 and June 30, 2023, the Company had $802,063 respectively, in outstanding notes payable, related parties. As of December 31, 2023 and June 30, 2023, the Company had $133,922 and $107,206, respectively, in accrued interest related to these notes. Some of these notes were assumed in connection with the acquisition on March 25, 2021.

Ref No.		Date of	Original Principal		Interest	Principal Balance	Principal Balance
Note Issuance		Balance	Rate %	Maturity Date	Rate %	9/30/23	6/30/23
1	*	3/25/21	308,500	6/3/21	10%	$308,500	$308,500
2	*	3/25/21	47,436	6/3/21	10%	47,436	47,436
3	*	3/25/21	158,503	6/3/21	10%	158,502	158,502
4	*	3/24/22	39,000	9/24/22	6%	39,000	39,000
5	*	5/5/22	179,124	11/5/22	6%	179,124	179,124
6	*	10/5/22	20,000	4/5/23	6%	20,000	20,000
7	*	11/9/22	500	5/9/23	6%	500	500
8	*	11/18/22	4,000	5/18/23	6%	4,000	4,000
9	*	1/17/23	18,000	7/17/23	6%	18,000	18,000
10	*	2/8/23	27,000	8/8/23	6%	27,000	27,000
		Total				$802,063	$802,062

* As of December 31, 2023, these notes are in default.

NOTE 9. CONVERTIBLE NOTES PAYABLE

As of December 31, 2023 and June 30, 2023, the convertible notes payable were as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 9/30/23	Principal Balance 6/30/23
8/26/14	50,000	*	10%	$0.0001	$50,000	$50,000
6/15/12	8,000	*	10%	$0.000350	8,000	8,000
10/18/11	1,900	*	8%	25% discount to market	6,900	6,900
10/3/10	20,000	*	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	*	8%	25% discount of previous 5 days closing price	4,000	4,000
2/26/07	30,000	*	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	*	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	*	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	*	10%	$0.95	15,000	15,000
4/17/07	15,000	*	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	*	10%	$0.95	18,000	18,000
11/30/06	50,000	*	10%	$0.85	50,000	50,000
10/1/05	15,000	*	10%	$0.50	15,000	15,000
Total Current					$266,900	$266,900

* As of December 31, 2023, these notes are in default.

NOTE 10. SBA LOAN

On June 25, 2020 and January 6, 2022, the Company’s wholly-owned subsidiary, Sarah Day Care Centers, Inc. received proceeds of $150,000 and $200,000, respectively, in the form of an SBA loan. Installment payments, including principal and interest of $1,746 are due monthly beginning on December 22, 2021. The balance of principal and interest is payable thirty years from the promissory note date. The interest accrues at a rate of 3.75% per annum. During the three months ended December 31, 2023 and 2022, the Company recorded $3,241 and $0 in accrued interest related to the SBA loan. During the six months ended December 31, 2023 and 2022, the Company recorded $6,467 and $0 in accrued interest related to the SBA loan.

Amount Owed

Year Ended June 30, 2024	6,578
Year Ended June 30, 2025	6,829
Year Ended June 30, 2026	7,089
Year Ended June 30, 2027	7,360
Year Ended June 30, 2028	7,641

Payments 2028 & Beyond	309,987
Total Payments	343,862.00

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares.

	December 31, 2023
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	610,168	$221,175

	June 30, 2023
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	780,619	$201,607

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and six months ended December 31, 2023 and 2022:

The financings giving rise to derivative financial instruments and the income effects:

	Three Months Ended
	December 31,	December 31,
	2023	2022
Compound embedded derivative	$5,165	$101,159
Day one derivative loss	-	-
Total derivative gain (loss)	$5,165	$101,159

	Six Months Ended
	December 31,	December 31,
	2023	2022
Compound embedded derivative	$(19,568)	$28,139
Day one derivative loss	-	-
Total derivative gain (loss)	$(19,568)	$28,139

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

	Inception	December 31, 2023	June 30, 2023
Quoted market price on valuation date	$0.01	$0.55	$0.75
Contractual conversion rate	$0.0054 - $0.0081	$0.3575 - 0.44	$0.448 - 0.60
Range of effective contractual conversion rates	-	-	-
Contractual term to maturity	1.00 Year	0.25 Years	0.25 Years
Market volatility:
Volatility	138.28% - 238.13%	138.28% - 238.13%	138.28% - 238.13%
Contractual interest rate	5% - 12%	5% - 12%	5% - 12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the three months ended December 31, 2023 and June 30, 2023.

	December 31, 2023	June 30, 2023
Beginning balance	$201,607	$226,585
Issuances:
Convertible Note Financing	-	-
Removals	-	-
Changes in fair value inputs and assumptions reflected	19,568	(24,978)
Conversions	-	-
Ending balance	$221,175	$201,607

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

Common Stock

On August 21, 2023 the Company issued a Note (Note 7, Ref #7) which included 100,000 warrants to purchase common stock at a strike price of $0.10 per share, par value, $0.000001 per share. The warrants have an expiration date of August 21, 2028.

Series A Preferred Stock & Series B Preferred Stock

On April 26, 2022, the Company issued the Shareholders of Vitality 50,000 shares of Series A Convertible Preferred Stock, par value, $0.000001 per share, to Vitality’s five shareholder’s for consulting services and their expertise in technology, financial services and media related to the Company’s digital healthcare wallet.

As of December 31, 2023, the Company had 500,000,000 authorized shares of Series A Convertible Preferred Stock, par value, $0.000001 per share. Each share of Series A Convertible Preferred Stock is convertible into 100 shares of the Company’s common stock. The Company no longer authorized any Series B Convertible Preferred Stock.

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

The valuation allowance at December 31, 2023 was $7,425,567 and as of June 30, 2023 was $7,350,393. The net change in allowance during the quarters ended December 31, 2023 and 2022 was $630,140 and $590,629, respectively.

As of December 31, 2023, the Company has federal net operating loss carry forwards of approximately $35,355,000 available to offset future taxable income through 2040. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision For the six months ended December 31, 2023 and 2022 due to losses and full valuation allowances against net deferred tax assets.

As of December 31, 2023 and 2022, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	(21)%
State taxes – net of federal benefits	(5)%
Valuation allowance	26%
Income tax rate – net	0%

FASB Interpretation No. 48 (Fin 48) - Accounting for Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction and various state, and local jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities, with limited exception, for the quarters prior to December 31, 2014. With respect to state and local jurisdictions, with limited exception, the Company is no longer subject to income tax audits prior to December 31, 2014. In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

Based on management’s review of the Company’s tax position, the Company had no significant unrecognized corporate tax liabilities as of December 31, 2023 and June 30, 2023 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 and 2012 through 2021 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 14. UNPAID PAYROLL TAXES

As of December 31, 2023 and June 30, 2023, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $60,402 and $17,401, respectively, subject to further interest and penalties. The total amount due to both taxing authorities including penalties and interest as of December 31, 2023 and June 30, 2023 was approximately $77,803 subject to further penalties and interest. This is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

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

Rent

As of December 31, 2023, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

SarahCare leases two properties for its corporate office and its two corporate owned centers. SarahCare’s lease for its first corporate-owned SarahCare location is for approximately 5,300 square feet located at 6199 Frank Ave. NW, North Canton, Ohio, 44720. The lease began in 2018 and ends in 2026.

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

SarahCare

The Company is currently in default under its payment obligations in connection with the acquisition of SarahCare.  Such default has made the entire balance of the Notes due and payable and has increase the interest rate to 10%. These notes are guaranteed by the Company’s Chairman, Charles Everhardt.

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

Right-of-use asset is summarized below:

	December 31, 2023
	Stow Professional Center Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$412,770	$695,141
Less: accumulated amortization	(181,764)	(195,657)	(377,421)
Right-of-use asset, net	$100,607	$217,113	$317,720

Operating lease liability is summarized below:

	December 31, 2023
	Stow Professional Center Lease	S. Frank Professional Lease	Total
Office lease	$101,901	$217,114	$319,015
Less: current portion	(80,335)	(77,491)	(157,826)
Long term portion	$21,566	$139,623	$161,189

Maturity of the lease liability is as follows:

Finance leases

	December 31, 2023
	Stow Professional Center Lease	S. Frank Professional Lease	Total
Year ending June 30, 2024	43,096	47,462	90,558
Year ending June 30, 2025	64,840	94,923	159,763
Year ending June 30, 2026	-	94,923	94,923
Year ending June 30, 2027	-	7,910	7,910
Present value discount	(6,035)	(28,104)	(34,139)
Lease liability	$101,901	$217,114	$319,015

Commencing during the quarter ended December 31, 2023, the Company leases office equipment under two finance leases with combined monthly payments of $5,897. The leases mature on March 1, 2024 and December 1, 2026.

Finance right of use assets are summarized below:

	As of	As of
	December 31,	June 30,
	2023	2023
Equipment lease	$24,097	$24,097
Less accumulated amortization	(10,327)	(8,032)
Finance right of use asset	$13,770	$16,065

On October 1, 2021, the Company discontinued use of one of its copiers. As a result, the Company recorded an impairment of assets in the amount of $84,364. Amortization expense was $5,738 and $3,442 For the six months ended December 31, 2023 and 2022, respectively.

Finance lease liabilities are summarized below:

	As of	As of
	December 31,	June 30,
	2023	2023
Equipment lease	$96,242	$127,329
Less: current portion	(36,263)	(53,707)
Long term portion	$59,979	$73,622

Equipment
Lease
Year Ended June 30, 2024	25,787
Year Ended June 30, 2025	32,388
Year Ended June 30, 2026	32,388
Year Ended June 30, 2027	16,194
Total future minimum lease payments	106,757
Less imputed interest	(10,515)
PV of payments	$96,242

NOTE 17. RELATED PARTY TRANSACTIONS

During the quarters ended December 31, 2023 and 2022, related party transactions were as follows:

As of December 31, 2023, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

As of June 30, 2023, a company founded and partially owned by the Company’s Chairman, Charles Everhardt, has been assigned the $3,750,000 in payables to a Company owned by Charles Everhardt for the Vitality Card, this amount included $750,000 which was included in accounts payable and accrued expenses as of June 30, 2022.

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

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through February 16, 2024, the date the financial statements were available to be issued, and determined that there were no such events requiring adjustment to, or disclosure in, the accompanying consolidated financial statements except as described below.

On February 16, 2024, the Company’s  Distribution License Agreement (the “Agreement”)with Radical Clean Solutions Ltd. (“RCS”) was terminated by RCS for a material breach of non-payment, as the Company did not pay its initial deposit, which was due 40 days from the execution of the Agreement.  The Company requested an extension and/or an amendment to a non-exclusive Agreement, but RCS did not agree to such a request.

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

On June 1, 2022, the Company announced that Dr. Merle Griff, SarahCare’s Founder and CEO, would also be CEO of the Company.

As of December 31, 2023, the Company had current assets of $298,424. The Company has a limited amount of liquid cash and no other liquid assets on hand a of December 31, 2023, and this is not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

Results of Operations for the Three Months Ended December 31, 2023, and December 31, 2022

For the quarter ended December 31, 2023, we recorded gross revenues of $432,692 versus $420,352 for the quarter ended December 31, 2022, as a result of the Company’s ability to keep centers open for longer periods of time, and more participants coming to the center more often.

For the quarter ended December 31, 2023, operating expenses decreased to $589,446 from $1,352,754, a $763,308 decrease, or (56.43%), over the quarter ended December 31, 2022.  The decrease is due to a decrease in expenses related to the Company’s licensing and general and administrative expenses.

For the quarter ended December 31, 2023, interest expense decreased to $39,114 from $72,775 a decrease of 46.25% over the quarter ended December 31, 2022. This decrease is primarily due to a decrease in interest expense.

For the quarter ended December 31, 2023, we realized a net loss of $188,145 as compared to a net loss of $977,074 for the quarter ended December 31, 2022.  The decrease in our net loss of $788,920 was primarily due to a decrease in licensing and general and administrative expenses.

Results of Operations for the Six Months Ended December 31, 2023, and December 31, 2022

For the six months ended December 31, 2023, we recorded gross revenues of $913,400 versus $804,502 for the six months ended December 31, 2022, as a result of the Company’s ability to keep centers open for longer periods of time, and more participants coming to the center more often.

For the six months ended December 31, 2023, operating expenses decreased to. $1,216,961 from $2,699,912, a $1,482,951 decrease, or 54.93%, over the six months ended December 31, 2022. The decrease is due to a decrease in expenses related to the Company’s licensing and general and administrative expenses.

For the six months ended December 31, 2023, interest expense decreased to $77,917 from $111,472, a decrease of 30.10% over the six months ended December 31, 2022. This decrease is primarily due to a decrease in interest expense.

For the six months ended December 31, 2023, we realized a net loss of $353,208 as compared to a net loss of $1,977,564 for the six months ended December 31, 2022. The increase in our net loss of $1,624,356 was primarily due to a decrease in licensing and general and administrative expenses.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) As of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting As of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2023, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than disclosed herein, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

As of December 31, 2023, we were not a party to any material legal proceedings. We currently have thirteen (13) convertible promissory notes that are in default, and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders, including the below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2023, the Company did not have any unregistered sales of any equity securities.

Item 3. Defaults Upon Senior Securities.

During the quarter ended December 31, 2023, the Company was in default under the majority of its outstanding legacy convertible notes.

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

Date: February 16, 2024

