Form 10-Q
period 2024-03-31
INNOVATIVE MEDTECH, INC.
filed 2024-05-20
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 20, 2024, there were 23,882,297 shares of Common Stock, $0.000001 par value per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INNOVATIVE MEDTECH, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	June 30, 2023
	Unaudited
Assets
Current assets
Cash and cash equivalents	$104,280	$157,589
Accounts receivable, net	220,691	224,641
Notes receivable, related party	9,294	9,294
Prepaid expenses	353,378	2,250
Total current assets	687,643	393,774

Deposits	7,961	6,716
Right-of-use asset	279,944	403,889
Finance lease asset, net	12,622	16,065
Property, plant and equipment, net of accumulated depreciation	365,841	307,997
Intangible assets, net of accumulated amortization	3,126,850	3,143,369
Goodwill	177,777	177,777
Total Assets	$4,658,638	$4,449,587

Liabilities & Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$1,302,495	$1,164,708
Accrued interest	651,946	605,335
Accrued interest, related parties	150,707	107,206
Notes payable, related parties, current	824,063	802,063
Notes payable, current	305,581	146,992
Convertible notes payable, current	266,900	266,900
SBA Loan, current	5,359	20,952
Line of credit	59,418	43,077
Derivative liability	190,396	201,607
Finance lease liability	27,294	53,707
Operating lease liability	162,004	163,169
Total current liabilities	3,946,163	3,575,716

Royalty liability	1,500,000	1,499,849
Finance lease liability, non-current	52,963	73,623
Operating lease liability, non-current	119,014	242,065
Notes payable, non-current	89,167	38,572
SBA Loan, non-current	328,027	328,148
Total Liabilities	6,035,334	5,757,973

Commitments and contingencies (Note 15)

Stockholders' Deficit
Series A Preferred stock, $0.000001 par value; 500,000,000 authorized: 367,500 shares issued and outstanding	-	-
Common stock, $0.000001 par value; 130,000,000 shares authorized; 22,748,055 and 21,157,327 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	23	21
Additional paid in capital	36,508,673	35,313,906
Accumulated deficit	(37,885,392)	(36,622,313)
Total Stockholders' Deficit	(1,376,696)	(1,308,386)
Total Liabilities and Stockholders' Deficit	$4,658,638	$4,449,587

 See accompanying notes to unaudited consolidated financial statements.

INNOVATIVE MEDTECH, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2024	2023	2024	2023

Revenue:
Participant fees	$299,621	$277,158	$895,825	$801,605
Franchise fees	155,543	199,959	472,739	480,014
	455,164	477,117	1,368,564	1,281,619

Operating expenses:
General and administrative	218,633	278,719	655,018	792,261
Salaries and wages	268,726	274,946	833,464	805,181
Licensing fees	-	750,000	-	2,250,000
Consulting fees	841,042	37,500	937,116	112,500
Legal and professional fees	28,769	58,055	148,533	139,190
Total operating expenses	1,357,170	1,399,220	2,574,131	4,099,132

Loss from operations	(902,006)	(922,103)	(1,205,567)	(2,817,513)

Other income (expense):
Interest expense, related parties	-	8,972	(33,040)	-
Interest expense	(38,644)	(45,226)	(83,521)	(147,726)
Change in fair value of derivatives	30,779	(1,615)	11,211	26,524
Amortization of debt discount	-	-	(22,849)	-
Other income	-	160,382	70,687	161,561
Total other income (expense)	(7,865)	122,513	(57,512)	40,359

Net loss	$(909,871)	$(799,590)	$(1,263,079)	$(2,777,154)

Basic and diluted earnings per share on net loss	$(0.04)	$(0.04)	$(0.06)	$(0.13)

Weighted average shares outstanding - basic and diluted	21,157,327	21,157,327	22,752,982	21,157,327

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024
(UNAUDITED)

						Additional
	Series A Preferred Stock		Common Stock		Unearned	Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Compensation	Capital	Deficit	Deficit
Balance, June 30, 2023 (Audited)	417,500	$-	21,157,327	$21	$-	$35,313,906	$(36,622,313)	$(1,308,386)

Warrants issued with notes payable	-	-	-	-	-	22,849	-	22,849

Net loss	-	-	-	-	-	-	(165,063)	(165,063)

Balance, September 30, 2023	417,500	-	21,157,327	21	-	35,336,755	(36,787,376)	(1,450,600)

Net loss	-	-	-	-	-	-	(188,145)	(188,145)

Balance, December 31, 2023	417,500	-	21,157,327	21	-	35,336,755	(36,975,521)	(1,638,745)

Stock issued for services	-	-	1,590,728	2	(1,171,920)	1,171,918	-	1,171,920

Net loss	-	-	-	-	-	-	(909,871)	(909,871)

Balance, March 31, 2024	417,500	$-	22,748,055	$23	$(353,378)	$36,508,673	$(37,885,392)	$(1,376,696)

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023
(UNAUDITED)

					Additional
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2022 (Audited)	367,500	$-	21,157,327	$21	$31,563,906	$(32,974,366)	$(1,410,439)

Net income	-	-	-	-	-	(1,000,490)	(1,000,490)

Balance, September 30, 2022	367,500	-	21,157,327	21	31,563,906	(33,974,856)	(2,410,929)

Net income	-	-	-	-	-	(977,074)	(977,074)

Balance, December 31, 2022	367,500	-	21,157,327	21	31,563,906	(34,951,930)	(3,388,003)

Net income	-	-	-	-	-	(799,590)	(799,590)

Balance, March 31, 2023	367,500	$-	21,157,327	$21	$31,563,906	$(35,751,520)	$(4,187,593)

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	March 31,
	2024	2023
Cash Flows from Operating Activities
Net Loss	$(1,263,079)	$(1,977,564)

Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	57,354	17,869
Amortization of royalty fee liability discount	151	27,693
Amortization of debt discount	22,849	-
Change in fair value of derivatives	(11,211)	(28,139)
Amortization of right-of-use	(271)	(26,215)
Amortization of unearned compensation	818,542	-
Changes in operating assets & liabilities
Accounts receivable	3,950	(12,744)
Prepaid expenses	2,250	(23,218)
Deposits	(1,245)	1,734,268
Accounts payable and accrued liabilities	137,785	-
Accrued interest, related party	43,501	24,798
Accrued interest	42,362	32,184
Net cash used by operating activities	(147,062)	(231,068)

Cash Flows from Investing Activities
Collections from notes receivable	-	11,996
Acquisition of fixed assets	(95,235)	-
Net cash used by investing activities	(95,235)	11,996

Cash Flows from Financing Activities
Proceeds from notes payable	237,329	-
Proceeds from notes payable, related party	22,000	24,500
Payments on SBA loan	(15,715)	(1,746)
Payments on notes payable	(23,894)	(16,531)
Proceeds from line of credit	20,000	-
Payments on line of credit	(3,659)	-
Payments on finance lease	(47,073)	-
Net cash provided by financing activities	188,988	6,223

Decrease in Cash and cash equivalents	(53,309)	(212,849)

Cash and cash equivalents at beginning of period	157,589	301,337

Cash and equivalents at end of period	$104,280	$88,488

Supplemental Cash Flow Information
Cash paid for interest	$-	$4,028
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

INNOVATIVE MEDTECH, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING MARCH 31, 2024

(UNAUDITED)

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

For the nine months ended March 31, 2024 and 2023, the Company reported a net loss of $1,263,079 and $2,777,154, respectively.

As of March 31, 2024, the Company maintained total assets of $4,658,638, total liabilities including long-term debt of $6,035,334 along with an accumulated deficit of $37,885,392.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of March 31, 2024, the Company had $44,280 cash available for operations and had an accumulated deficit of $37,885,392. Management believes that cash on hand as of March 31, 2024 is not sufficient to fund operations through December 31, 2024. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The Company believes that additional capital will be required to fund operations through March 31, 2025 and beyond, as it attempts to generate increasing revenue, and develop new products. The Company intends to attempt to raise capital through additional equity offerings and debt obligations. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three and nine months ended March 31, 2024 and 2023.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that does not exceeds $250,000 at March 31, 2024. For the purpose of the consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2024 and 2023.

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

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. For the three and nine months ended March 31, 2024 and 2023, there were no impairment losses.

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

Recently Issued Accounting Pronouncements

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations for the quarter ended as of March 31, 2024 or on a going forward basis.

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of this report; the date the consolidated financial statements were available for issue.

NOTE 4. NOTES RECEIVABLE, RELATED PARTIES

The Company has several notes receivables from a related party.  They are as follows:

	March 31, 2024	June 30, 2023

Notes receivable from related party (see Note 17), due in nine months, with no installments, no interest, and in default as of March 2022	9,294	9,294
Total notes receivable	9,294	9,294
Less long-term	-	-
Total short term notes receivable	$9,294	$9,294

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2024 and June 30, 2023:

	March 31,	June 30,
	2024	2023

Leasehold improvements	$294,864	$294,864
Vehicles	162,351	67,116
Computer equipment	14,354	14,354
Furniture and fixtures	5,455	5,455
	477,024	381,789
Less: Accumulated depreciation	(111,183)	(73,792)
Property, plant and equipment – net	$365,841	$307,997

Depreciation expense was $16,568 and $5,319 for the three months ended March 31, 2024 and 2023, respectively.  Depreciation expense was $36,583 and $27,454 for the nine months ended March 31, 2024 and 2023, respectively.

NOTE 6. INTANGIBLE ASSETS

	March 31,	June 30,
	2024	2023
Customer relationships	$40,000	$40,000
Trademarks	410,000	410,000
Non-Compete Agreement	1,000	1,000
CARF Accreditation	23,000	23,000
Franchise Agreements	2,710,000	2,710,000
Website development	12,592	12,592
Less: accumulated amortization	(69,742)	(53,223)
Intangible assets - net	$3,126,850	$3,143,369

The Company is amortizing these intangible over their respective remaining useful lives. The Company recorded amortization expense in the amount of $1,148 and $5,881 for the three months ended March 31, 2024, and 2023, respectively.  The Company recorded amortization expense in the amount of $11,785 and $16,517 for the nine months ended March 31, 2024, and 2023, respectively.

NOTE 7. NOTES PAYABLE

As of March 31, 2024 and June 30, 2023, the Company had $394,748 and $185,564, respectively, in outstanding notes payable, as following:

		Original			Principal Balance as of
	Date of Note	Principal		Interest	March 31,	June 30,
Ref No.	Issuance	Balance	Maturity Date	Rate (%)	2024	2023
1	9/16/06	$100,000	*	12	$38,000	$38,000
2	12/25/20	146,021	8/15/25	10	46,838	71,633
3	2/24/14	5,000	*	9	8,547	8,547
4	2/24/14	39,000	*	9	33,687	33,687
5	2/24/14	179,124	*	9	33,697	33,697
6	7/1/23	90,985	5/5/28	9	86,360	-
7	8/21/23	150,000	*	12	150,000	-
8	1/29/24	1,350	7/29/24	9	1,350	-
	Total				$394,748	$185,564
	Total Current				$305,581	$146,992
	Total Long Term				$89,167	$38,572

________

* As of March 31, 2024, these notes are in default.

Amount Owed

Year Ended June 30, 2024	263,931
Year Ended June 30, 2025	48,188
Year Ended June 30, 2026	-
Year Ended June 30, 2027	-
Year Ended June 30, 2028	82,629
Total future payments	394,748

NOTE 8. NOTES PAYABLE, RELATED PARTIES

As of March 31, 2024 and June 30, 2023, the Company had $824,063 and $802,063 respectively, in outstanding notes payable, related parties. As of March 31, 2024 and June 30, 2023, the Company had $150,707 and $107,206, respectively, in accrued interest related to these notes. Some of these notes were assumed in connection with the acquisition on March 25, 2021.

Ref No.	Date of	Original Principal	Maturity Date	Interest	Principal
Note Issuance	Balance	Rate %		Rate %	Balance 3/31/24	Principal Balance 6/30/23
1*	3/25/21	308,500	6/3/21	10%	$308,500	$308,500
2*	3/25/21	47,436	6/3/21	10%	47,436	47,436
3*	3/25/21	158,503	6/3/21	10%	158,502	158,502
4*	3/24/22	39,000	9/24/22	6%	39,000	39,000
5*	5/5/22	179,124	11/5/22	6%	179,124	179,124
6*	10/5/22	20,000	4/5/23	6%	20,000	20,000
7*	11/9/22	500	5/9/23	6%	500	500
8*	11/18/22	4,000	5/18/23	6%	4,000	4,000
9*	1/17/23	18,000	7/17/23	6%	18,000	18,000
10*	2/8/23	27,000	8/8/23	6%	27,000	27,000
11	1/12/24	5,000	7/12/24	6%	5,000	-
12	1/16/24	7,000	7/16/24	6%	7,000	-
13	2/21/24	10,000	8/21/24	6%	10,000	-
	Total				$824,063	$802,062

* As of March 31, 2024, these notes are in default.

NOTE 9. CONVERTIBLE NOTES PAYABLE

As of March 31, 2024 and June 30, 2023, the convertible notes payable were as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 3/31/24	Principal Balance 6/30/23
8/26/14	50,000	*	10%	$0.0001	$50,000	$50,000
6/15/12	8,000	*	10%	$0.000350	8,000	8,000
10/18/11	1,900	*	8%	25% discount to market	6,900	6,900
10/3/10	20,000	*	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	*	8%	25% discount of previous 5 days closing price	4,000	4,000
2/26/07	30,000	*	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	*	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	*	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	*	10%	$0.95	15,000	15,000
4/17/07	15,000	*	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	*	10%	$0.95	18,000	18,000
11/30/06	50,000	*	10%	$0.85	50,000	50,000
10/1/05	15,000	*	10%	$0.50	15,000	15,000
Total Current					$266,900	$266,900

*	As of March 31, 2024, these notes are in default.

NOTE 10. SBA LOAN

On June 25, 2020 and January 6, 2022, the Company’s wholly-owned subsidiary, Sarah Day Care Centers, Inc. received proceeds of $150,000 and $200,000, respectively, in the form of an SBA loan. Installment payments, including principal and interest of $1,746 are due monthly beginning on December 22, 2021. The balance of principal and interest is payable thirty years from the promissory note date. The interest accrues at a rate of 3.75% per annum. During the three months ended March 31, 2024 and 2023, the Company recorded $3,130 and $0 in accrued interest related to the SBA loan. During the nine months ended March 31, 2024 and 2023, the Company recorded $9,597 and $0 in accrued interest related to the SBA loan.

Amount Owed

Year Ended June 30, 2024	5,238
Year Ended June 30, 2025	20,952
Year Ended June 30, 2026	20,952
Year Ended June 30, 2027	20,952
Year Ended June 30, 2028	20,952

Payments 2029 & Thereafter	244,340
Total Payments	333,386

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares.

	March 31, 2024
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	818,753	$190,396

	June 30, 2023
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	780,619	$201,607

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and nine months ended March 31, 2024 and 2023:

The financings giving rise to derivative financial instruments and the income effects:

	Three Months Ended
	March 31,	March 31,
	2024	2023
Compound embedded derivative	$30,779	$(1,615)
Day one derivative loss	-	-
Total derivative gain (loss)	$30,779	$(1,615)

	Nine months Ended
	March 31,	March 31,
	2024	2023
Compound embedded derivative	$11,211	$26,524
Day one derivative loss	-	-
Total derivative gain (loss)	$11,211	$26,524

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

	Inception	March 31,2024	June 30, 2023
Quoted market price on valuation date	$0.01	$0.75	$0.55
Contractual conversion rate	$ 0.0054 - $0.0081	$ 0.338 - 0.556	$ 0.3575 - 0.44
Range of effective contractual conversion rates	-	-	-
Contractual term to maturity	1.00 Year	0.25 Years	0.25 Years
Market volatility:
Volatility	138.28%-238.13%	138.28%-238.13%	138.28%-238.13%
Contractual interest rate	5%-12%	5%-12%	5%-12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the nine months ended March 31, 2024 and June 30, 2023.

	March 31, 2024	June 30, 2023
Beginning balance	$201,607	$226,585
Issuances:
Convertible Note Financing	-	-
Removals	-	-
Changes in fair value inputs and assumptions reflected	(11,211)	(24,978)
Conversions	-	-
Ending balance	$190,396	$201,607

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

Common Stock

On March 7, 2024, the Company issued 1,590,728 restricted common shares, par value, $0.000001 per share, to 6 Board of Advisor Members and 7 consultants to the Company.

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

As of March 31, 2024, the Company had 500,000,000 authorized shares of Series A Convertible Preferred Stock, par value, $0.000001 per share. Each share of Series A Convertible Preferred Stock is convertible into 100 shares of the Company’s common stock. The Company no longer authorized any Series B Convertible Preferred Stock.

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

The valuation allowance at March 31, 2024 was $7,614,646 and as of June 30, 2023 was $7,350,393. The net change in allowance during the quarters ended March 31, 2024 and 2023 was $820,218 and $583,202, respectively.  The net change in allowance during the quarter ended March 31, 2024 and 2023 was $190,079 and $167,914, respectively.

As of March 31, 2024, the Company has federal net operating loss carry forwards of approximately $36,260,000 available to offset future taxable income through 2040. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the nine months ended March 31, 2024 and 2023 due to losses and full valuation allowances against net deferred tax assets.

As of March 31, 2024 and 2023, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

Based on management’s review of the Company’s tax position, the Company had no significant unrecognized corporate tax liabilities as of March 31, 2024 and June 30, 2023 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 and 2012 through 2021 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 14. UNPAID PAYROLL TAXES

As of March 31, 2024 and June 30, 2023, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $60,402 and $17,401, respectively, subject to further interest and penalties. The total amount due to both taxing authorities including penalties and interest as of March 31, 2024 and June 30, 2023 was approximately $77,803 subject to further penalties and interest. This is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

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

Rent

As of March 31, 2024, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

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

SarahCare

The Company is currently in default under its payment obligations in connection with the acquisition of SarahCare.  Such default has made the entire balance of the Notes due and payable and has increased the interest rate to 10%, which has caused the original Shareholders of SarahCare to file a complaint against the Company seeking $1,841,537 in damages, plus interests, costs and attorney fees. The Company intends to vigorously defend itself in this matter. As of March 31, 2024 the original amount of the Royalty Liability has been accrued in the financial statements. These notes are guaranteed by the Company’s Chairman, Charles Everhardt.

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

Right-of-use asset is summarized below:

	March 31, 2024
	Stow Professional Center Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$412,770	$695,141
Less: accumulated amortization	(200,885)	(214,312)	(415,197)
Right-of-use asset, net	$81,486	$198,458	$297,944

Operating lease liability is summarized below:

	March 31, 2024
	Stow Professional Center Lease	S. Frank Professional Lease	Total
Office lease	$82,560	$198,458	$281,018
Less: current portion	(82,560)	(79,444)	(162,004)
Long term portion	$-	$119,014	$119,014

Maturity of the lease liability is as follows:

Finance leases

	March 31, 2024
	Stow Professional Center Lease	S. Frank Professional Lease	Total
Year ending June 30, 2024	21,548	23,731	45,279
Year ending June 30, 2025	64,840	94,923	159,763
Year ending June 30, 2026	-	94,923	94,923
Year ending June 30, 2027	-	7,910	7,910
Present value discount	(3,828)	(23,029)	(26,857)
Lease liability	$82,560	$198,458	$281,018

Commencing during the quarter ended March 31, 2024, the Company leases office equipment under two finance leases with combined monthly payments of $5,897. The leases mature on March 1, 2024 and December 1, 2026.

Finance right of use assets are summarized below:

	As of	As of
	March 31,	June 30,
	2024	2023
Equipment lease	$24,097	$24,097
Less accumulated amortization	(11,475)	(8,032)
Finance right of use asset	$12,622	$16,065

On October 1, 2021, the Company discontinued use of one of its copiers. As a result, the Company recorded an impairment of assets in the amount of $84,364. Amortization expense was $3,443 and $3,443 for the nine months ended March 31, 2024 and 2023, respectively.

Finance lease liabilities are summarized below:

	As of	As of
	March 31,	June 30,
	2024	2022
Equipment lease	$80,257	$127,329
Less: current portion	(27,294)	(53,707)
Long term portion	$52,963	$73,622

Equipment
Lease
Year Ended June 30, 2024	8,097
Year Ended June 30, 2025	32,388
Year Ended June 30, 2026	32,388
Year Ended June 30, 2027	16,194
Total future minimum lease payments	89,067
Less imputed interest	(8,810)
PV of payments	$80,257

NOTE 17. RELATED PARTY TRANSACTIONS

During the quarters ended March 31, 2024 and 2023, related party transactions were as follows:

As of March 31, 2024, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

On February 21, 2024, the Company signed a note receivable of $10,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt.

On January 16, 2024, the Company signed a note receivable of $7,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt.

On January 12, 2024, the Company signed a note receivable of $5,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt.

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

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through May 20, 2024, the date the financial statements were available to be issued, and determined that there were no such events requiring adjustment to, or disclosure in, the accompanying consolidated financial statements except as described below.

On or about May 17, 2024, Innovative MedTech, Inc. (“Innovative” or the “Company”) entered into an Exclusive License Agreement (the “Exclusive License Agreement”) with Shear Kershman Labs, a Missouri corporation (“SKL”).  SKL has developed Oral Thrush, a mouth wash that treats oral thrush, a condition in which a fungus, Candida albicans, accumulates on the lining of the mouth and sometimes overgrows and causes symptoms, such as creamy white lesions, usually on the tongue or inner cheeks. Under the Exclusive License Agreement, SKL will form a subsidiary to distribute Oral Thrush, the Company shall become an 80% owner of the subsidiary, and the Company will issue 2,000,000 shares of the Company’s Common Stock to SKL.

On April 18, 2024, Innovative MedTech, Inc. (the “Company”) terminated Merle Griff, PhD., as the Company’s CEO, and Michael Friedman, the Company’s President and CFO, was appointed as CEO of the Company.

On or about April 17, 2024, the Company was notified that a complaint had been filed against it in the United States District Court for the Northern District of Ohio, Eastern Division (case no. 5:24-cv-00687), by Merle Griff, Adam Griff and Brian Froelich (the “Plaintiffs”), who are the original shareholders of SarahCare, which is wholly owned by the Company, alleging breach of contract and related causes of action in connection with unpaid royalties pursuant to the Company’s original purchase agreement in connection with SarahCare, and seeking $1,841,537 in damages, plus interests, costs and attorney fees. The Company intends to vigorously defend itself in this matter. As of March 31, 2024 the original amount of the Royalty Liability has  been accrued in the financial statements.

On March 25, 2024, SarahCare began removing its property from one of its Stowe corporate locations and chose to close down this corporate location on April 30, 2024.

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

On June 1, 2022, the Company announced that Dr. Merle Griff, SarahCare’s Founder and CEO, would also be CEO of the Company.

As of March 31, 2024, the Company had current assets of $274,265. The Company has a limited amount of liquid cash and no other liquid assets on hand a of March 31, 2024, and this is not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

Results of Operations for the Three Months Ended March 31, 2024, and March 31, 2023

For the quarter ended March 31, 2024, we recorded gross revenues of $455,164 versus $477,117 for the quarter ended March 31, 2023, as a result of the Company’s ability to close some of the centers for limited amounts of time, and fewer participants coming to the centers.

For the quarter ended March 31, 2024, operating expenses decreased to $1,357,170 from $1,399,220, a $42,050 decrease, or (3.10%), over the quarter ended March 31, 2023.  The decrease is due to a decrease in expenses related to the Company’s licensing and general and administrative expenses.

For the quarter ended March 31, 2024, interest expense decreased to $38,644 from $45,226 a decrease of 17.03% over the quarter ended March 31, 2023. This decrease is primarily due to a decrease in interest expense.

For the quarter ended March 31, 2024, we realized a net loss of $909,871 as compared to a net loss of $799,590 for the quarter ended March 31, 2023.  The decrease in our net loss of $110,281 was primarily due to a decrease in licensing and general and administrative expenses.

Results of Operations for the Nine months Ended March 31, 2024, and March 31, 2023

For the nine months ended March 31, 2024, we recorded gross revenues of $1,368,564 versus $1,281,619 for the nine months ended March 31, 2023, as a result of the Company’s ability to keep centers open for longer periods of time, and more participants coming to the center more often.

For the nine months ended March 31, 2024, operating expenses decreased to $2,574,131 from $4,099,132, a $1,525,001 decrease, or 59.24%, over the nine months ended March 31, 2023. The decrease is due to a decrease in expenses related to the Company’s licensing and general and administrative expenses.

For the nine months ended March 31, 2024, interest expense decreased to $83,521 from $147,726, a decrease of 76.87% over the nine months ended March 31, 2023. This decrease is primarily due to a decrease in interest expense.

For the nine months ended March 31, 2024, we realized a net loss of $1,263,079 as compared to a net loss of $2,777,154 for the nine months ended March 31, 2023. The decrease in our net loss of $1,514,075 was primarily due to a decrease in licensing and general and administrative expenses.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●

We were unable to maintain any segregation of duties within our business operations due to our reliance on just two individuals fulfilling the role of officers. This control deficiency did result in adjustments to our interim and annual financial statements. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2024, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than disclosed herein, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

On or about April 17, 2024, the Company was notified that a complaint had been filed against it in the United States District Court for the Northern District of Ohio, Eastern Division (case no. 5:24-cv-00687), by Merle Griff, Adam Griff and Brian Froelich (the “Plaintiffs”), who are the original shareholders of SarahCare, which is wholly owned by the Company, alleging breach of breach of contract and related causes of action in connection with unpaid royalties pursuant to the Company’s original purchase agreement in connection with SarahCare, and seeking $1,841,537.01 in damages, plus interests, costs and attorney fees. The Company intends to vigorously defend itself in this matter. The Company has not yet been properly served and is currently in settlement negotiations with the Plaintiffs.

As of March 31, 2024, we were not a party to any material legal proceedings. We currently have thirteen (13) convertible promissory notes that are in default, and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders, including the below.

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

On or about April 17, 2024, the Company was notified that a complaint had been filed against it in the United States District Court for the Northern District of Ohio, Eastern Division (case no. 5:24-cv-00687), by Merle Griff, Adam Griff and Brian Froelich (the “Plaintiffs”), who are the original shareholders of SarahCare, which is wholly owned by the Company, alleging breach of breach of contract and related causes of action in connection with unpaid royalties pursuant to the Company’s original purchase agreement in connection with SarahCare, and seeking $1,841,537.01 in damages, plus interests, costs and attorney fees. The Company intends to vigorously defend itself in this matter.

Our wholly owned subsidiary, SarahCare, is not involved in any legal proceedings at this time.

Except as set forth herein, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings, and management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2024, the Company did not have any unregistered sales of any equity securities.

Item 3. Defaults Upon Senior Securities.

During the quarter ended March 31, 2024, the Company was in default under the majority of its outstanding legacy convertible notes.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information.

 On or about May 20, 2024, Innovative MedTech, Inc. (“Innovative” or the “Company”) entered into an Exclusive License Agreement (the “Exclusive License Agreement”) with Shear Kershman Labs, a Missouri corporation (“SKL”).  SKL has developed Oral Thrush, a mouth wash that treats oral thrush, a condition in which a fungus, Candida albicans, accumulates on the lining of the mouth and sometimes overgrows and causes symptoms, such as creamy white lesions, usually on the tongue or inner cheeks.   Under the Exclusive License Agreement, SKL will form a subsidiary to distribute Oral Thrush, the Company shall become an 80% owner of the subsidiary, and the Company will issue 2,000,000 shares of the Company’s Common Stock to SKL.

The foregoing description of the Exclusive License Agreement does not purport to be complete and is qualified in its entirety by reference to the Exclusive License Agreement, a copy of which is filed as Exhibit 10.8 to this Current Report on Form 10-Q and incorporated in this Item 5 by reference.

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

10.5	Share Exchange Agreement, by and between Innovative MedTech, Inc., VC Bin, LLC, Webb Media, LLC, Melides Capital, LLC, Ronald Schreiber, and Dovner Holdings, LLC, dated April 26, 2022
10.6	Executive Employment Agreement between Innovative MedTech, Inc. and Dr. Merle Griff, dated May 2, 2022
10.7	Consulting Agreement between Innovative MedTech, Inc. and Red Halo, LLC, dated May 2, 2022
10.8 *	Exclusive License Agreement by and between Innovative MedTech, Inc. and Shearson Kershman Labs, dated May 17, 2024.
14.1	Code of Ethics (Incorporated by reference to the Company’s Form SB-2 filed with the SEC on May 12, 2006)
31.1 *	Certification by the Principal Executive Officer
31.2 *	Certification by the Principal Accounting Officer
32.1 *	Certification by the Principal Executive Officer
32.2 *	Certification by the Principal Accounting Officer
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Innovative MedTech, Inc. (Registrant)

/s/ Michael Friedman
Michael Friedman Chief Executive Officer

Date: May 20, 2024

