Form 10-K
period 2024-06-30
INNOVATIVE MEDTECH, INC.
filed 2024-10-16
CIK 1331612

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

On December 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6,653,949, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative trading system (ATS) of $1.23. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

The number of the registrant’s shares of common stock outstanding was 27,918,963 as of October 15, 2024.

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

On March 25, 2021, the Company acquired two companies, Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. (collectively “SarahCare”), an adult day care center franchisor and provider. With 25 centers (1 corporate and 24 franchise locations) located in 13 states, SarahCare offers seniors daytime care and activities focusing on meeting their physical and medical needs on a daily basis, and ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives.

On June 1, 2022, the Company announced that Dr. Merle Griff, SarahCare’s Founder and CEO, would also be CEO of the Company.  On April 18, 2024, Dr. Griff was terminated from her position as CEO.

 General Overview

Description of Business

The Company is a provider of health and wellness services, and has two divisions: technology and devices and Adult Day Services.  The Company’s technology and devices division has signed a distribution agreement with 2 products: a high detection vein visualization device and an Oral Thrush product, and the company’s wholly owned subsidiary SarahCare, an adult day care center franchisor with 2 corporate owned centers and 24 franchise locations across the United States. SarahCare offers seniors daytime care and activities ranging from exercise and medical needs daily to nursing care and salon services.

On March 25, 2021, the Company acquired SarahCare for a total of $3,718,833; $2,000,110 was paid in cash and the Company assumed approximately $393,885 in debt due to sellers, and the remaining is payable through a royalty fee liability due in the amount of $1,500,000. With 25 centers (1 corporate and 24 franchise locations) located in 13 states, SarahCare offers seniors daytime care and activities focusing on meeting their physical and medical needs on a daily basis, and ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives.

On or about December 29, 2023, the Company entered into a Distribution License Agreement (the “Distribution License Agreement”) with Radical Clean Solutions Ltd., a Nevada corporation (“RCS”) which has developed several air cleaning devices that send out atmospheric hydroxyls to attach to either pathogens or VOCs, and then neutralize them, whether in the air or on surfaces, and which seek to mimic natural outdoor atmospheric hydroxyl.  The Distribution License Agreement gave the Company the right to distribute the RCS products in the following markets within the USA and Canada: (a) military, FEMA, and medical facilities (emergency room, urgent care, hospital, and outpatient clinic facilities), (b) adult day and nursing homes, (c) municipal pet shelters, zoos, equestrian and other veterinary facilities, (d) transportation hubs (via TSA Policy ordinances), and (e) educational facilities, and provided that the Company meets minimum sales requirements with respect to those RCS products, the Company’s distribution rights shall be exclusive in those markets. On February 16, 2024, the Company’s Distribution License Agreement (the “Agreement”) with Radical Clean Solutions Ltd. (“RCS”) was terminated by RCS for a material breach of non-payment, as the Company did not pay its initial deposit, which was due 40 days from the execution of the Agreement.  The Company requested an extension and/or an amendment to a non-exclusive Agreement, but RCS did not agree to such a request.

On or about April 16, 2024, the Company entered into a distribution agreement (the "Agreement") with Near Infrared Imaging, Inc. ("NII") for Vein-Eye Carry, a patent-pending vein illumination technology which employs advanced optics and real-time imaging to precisely identify veins, reducing the need for multiple attempts and enhancing procedural accuracy. The Agreement gives the Company the non-exclusive right to distribute NII's product(s) with no limitations on the territory. NII's Vein-Eye Carry is a Class 1, 510-k exempt medical device, is TAA and FAR compliant, and is designed, engineered and manufactured in the U.S. The Vein-Eye Carry is lightweight and portable and can be successfully carried into a home, up flights of stairs, carried into a clinic nursing home, placed in an ambulance or another emergency medical vehicle.

On or about May 17, 2024, the Company entered into an Exclusive License Agreement (the “Exclusive License Agreement”) with Shear Kershman Labs, a Missouri corporation (“SKL”).  SKL has developed Oral Thrush, a mouth wash that treats oral thrush, a condition in which a fungus, Candida albicans, accumulates on the lining of the mouth and sometimes overgrows and causes symptoms, such as creamy white lesions, usually on the tongue or inner cheeks. Under the Exclusive License Agreement, SKL will form a subsidiary to distribute Oral Thrush, the Company shall become an 80% owner of the subsidiary, and the Company will issue 2,000,000 shares of the Company’s Common Stock to SKL.

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

Currently, SarahCare operates 25 unique locations in the United States (24 franchised locations and 1 corporate owned center) and internationally in the United Arab Emirates and Saudi Arabia. Center members who visit any one of our locations across 13 states are offered daytime care and activities ranging from exercise and health-care related needs on a daily basis to nursing care and salon services. Visitors benefit from additional services that include specialized dietary menus and engaging social activities allowing them to continue to lead active and enriched lives.

SarahCare now extends home care services to families enrolled in our day program. SarahCare at Home provides families with a team of caregivers already familiar with their needs, routines, and health concerns. By offering consistent care and communication through the same team for both day program and at-home services, families can be assured that their loved ones receive seamless support.

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

In the event we receive rebates from any suppliers to our franchisees, these funds will be used for marketing and promotional purposes. We estimate that, collectively, the purchases and leases you obtain according to our specifications or from approved or designated suppliers represent between 2.5%-7.5% of your total purchases and leases in connection with the establishment and operation of the SARAH Business. During the fiscal year ending June 30, 2024, we did not receive any rebates or other payments from suppliers based on their sales to franchisees and neither we nor our affiliates sold or leased any products or services to franchisees.

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

1217 Grafton St. Worcester, MA 01604

1522 State Street, Springfield, MA 01109

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

23972 Highway 59 N., Kingwood, TX 77339

21025 Encino Commons, suite 220, San Antonio, TX 78259

We have two international centers in the United Arab Emirates and Saudi Arabia that are franchised, but are not yet open. We do not have an expected date as to when they will be open, if ever.

Below is a list of our current corporate location:

SarahCare of Belden - 6199 Frank Ave NW, North Canton, OH 44720

We closed our Stowe, OH corporate location, and intend to open up our 2nd corporate location in Florida to concentrate on research and development.

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

On April 21, 2021, the Company, through ten newly-formed, wholly-owned limited liability companies, entered into lease agreements with entities controlled by our Chairman, Charles Everhardt, for ten additional SarahCare locations to be operated by the Company. All of the leases are for a ten-year period beginning on July 1, 2021, and ending on June 30, 2031, with a 5-year renewal option. The rent for each location is $7,500 per month. The commencement of the leases have been amended several times to delay the start date, and the remaining leases are scheduled to commence on November 1, 2023. On August 19, 2022, the Company and landlord mutually agreed to terminate the Austin lease. As of November 1, 2022, the Company amended the leases to delay commencement until May 1, 2023. As of May 1, 2023, the Company and landlord mutually agreed to terminate the Houston, TX, Jackson, MS and Trenton, NJ leases, and also agreed to amend the remaining leases to delay commencement until November 1, 2023.  As of November 1, 2023, the Company and landlord mutually agreed to amend the remaining leases to delay commencement until November 1, 2024.

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

Industry Overview

Healthcare spending in the United States grew by 7.5% in 2023 to $4.8 trillion, and Medicare spending is projected to have grown by 8.4% to over $1 trillion. National health spending is expected to grow by 5.2% in 2024.  The overall growth rate of healthcare spending is expected to accelerate due to the aging population. Spending is set to grow an average of 5.6% a year between 2023 and 2032; the rise will lead to an increase in the health spending share of growth domestic product to 19.7% by 2032 from 17.3% in 2022, the data showed.

There are over 7,500 senior daycare centers across the United States. The industry market size of the adult day care market was valued at $17.02 billion in 2023, and revenue forecast for 2032 is $28.13 billion with a 5.7% CAGR. (Polaris Market Research).

Employees

As of June 30, 2024, the Company had 30 employees. This does not include the employees of the independently owned and run franchise locations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our clients, business partners and employees. Our management, led by our Chief Executive Officer and Chief Financial Officer, are actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.

●

Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●

Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls,

Third parties also play a role in our cybersecurity. We engage third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have experienced cybersecurity threats in the past in the normal course of business and expect to continue to experience such threats from time to time, to date, none have had a material adverse effect on our business, financial condition, results of operations or cash flows. Even with the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

Item 2. Properties

As of June 30, 2024, the Company maintains its corporate address at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space at this time but expects to enter into a month-to-month office lease for this space.

SarahCare leases two properties for its corporate office and its one corporate owned center. SarahCare’s corporate office is approximately 3,470 square feet and is located at 4580 Stephen Circle NW, Canton, Ohio, 44718. The lease began in 2017 and ends in 2023.  In September 2023, SarahCare moved its corporate headquarters to 4942 Higbee Ave NW, Unit H, Canton, 44718.

SarahCare’s lease for its first corporate-owned SarahCare location is for approximately 5,300 square feet located at 6199 Frank Ave. NW, North Canton, Ohio, 44720. The lease began in 2018 and ends in 2026.

SarahCare’s lease for its second corporate-owned SarahCare location is for approximately 6,000 square feet located at SarahCare of Stow, 4472 Darrow Road, Stow, Ohio, 44224. The lease began in 2018 and ends in 2026.  SarahCare closed this location in April 2024.  The Company is currently negotiating with the landlord to find a new tenant and to repay the remaining amounts due on this lease.

On April 21, 2021, the Company, through ten newly-formed, wholly-owned limited liability companies, entered into lease agreements with entities controlled by our Chairman, Charles Everhardt, for ten additional SarahCare locations to be operated by the Company. All of the leases are for a ten-year period beginning on July 1, 2021, and ending on June 30, 2031, with a 5-year renewal option. The rent for each location is $7,500 per month. As of the June 30, 2021, the Company amended the leases to delay commencement until November 1, 2021. As of November 1, 2021, the Company amended the leases to delay commencement until May 1, 2022.  As of April 30, 2022 the Company amended the leases to delay commencement until November 1, 2022. On August 19, 2022, the Company and landlord mutually agreed to terminate the Austin lease. As of November 1, 2022, the Company amended the leases to delay commencement until May 1, 2023. As of May 1, 2023, the Company and landlord mutually agreed to terminate the Houston, TX, Jackson, MS and Trenton, NJ leases, and also agreed to amend the remaining leases to delay commencement until November 1, 2023. As of November 1, 2023, the Company and landlord mutually agreed to amend the remaining leases to delay commencement until November 1, 2024.

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

As of June 30, 2024, we were not a party to a material legal proceeding;  however, on or about October 2, 2024, Sarah Adult Day Services, Inc. was named as a defendant in a complaint filed in the Summit County Court of Common Please, Summit County Courthouse in Akron, OH (case no.: CV-2024-10-4369), but Premier Wadsworth Property, LLC (the “Plaintiff”), who is the owner and landlord for the Stow Professional Center, where SarahCare had a corporate center, which it closed around April 2024, approximately 1 year prior to the term of the lease.  The Plaintiff alleges that it is owed damages totaling at least $102,407.37, including all rent, utilities, and attorney’s fees.  The Company intends to vigorously defend itself in this matter.

As of June 30, 2024, we were a party to a material legal proceedings.  On or about April 17, 2024, the Company was notified that a complaint had been filed against it in the United States District Court for the Northern District of Ohio, Eastern Division (case no. 5:24-cv-00687), by Merle Griff, Adam Griff and Brian Froelich (the “Plaintiffs”), who are the original shareholders of SarahCare, which is wholly owned by the Company, alleging breach of breach of contract and related causes of action in connection with unpaid royalties pursuant to the Company’s original purchase agreement in connection with SarahCare, and seeking $1,841,537 in damages, plus interests, costs and attorney fees. The Company intends to vigorously defend itself in this matter.

Additionally, we currently have thirteen (13) convertible promissory notes that are in default, and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders, including the below.

On April 7, 2013, three note holders (Brook Hazelton, Benjamin M. Manalaysay, Jr., and Diego McDonald, the “Plaintiffs”), whom together invested a total principal amount of $45,000 in the form of Convertible Promissory Notes (the “Notes”) to the Company, together filed a “Notice of Commencement of Action Subject to Mandatory Electronic Filing” in the Supreme Count of the State of New York, County of New York. The Plaintiffs alleged that the Company breached their contracts with the Plaintiffs and included causes of action for unjust enrichment and related claims, seeking repayment of each of their respective convertible promissory notes plus interest. On or about February 24, 2014, the three Plaintiffs received judgment against the Company from the court in the amounts of $33,686.82, $8,546.87 and $33,697 respectively.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the OTC Link ATS (the alternative trading system operated by OTC Markets Group, Inc.) under the symbol “IMTH”.  As of June 30, 2024, the Company’s common stock was held by 187 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The following information reflects the high and low prices of the Company’s common stock, and the Company’s reverse stock split is reflected in the increase in the high and low bid prices for the fourth quarter of 2022. High and low prices are from prices reported by OTCMarkets.com.

Quarterly period	High	Low
Fiscal year ended June 30, 2024:
First Quarter	$0.55	$0.25
Second Quarter	$0.91	$0.25
Third Quarter	$1.00	$0.08
Fourth Quarter	$0.40	$0.93

Fiscal year ended June 30, 2024:
First Quarter	$3.49	$1.57
Second Quarter	$2.00	$1.13
Third Quarter	$1.47	$0.295
Fourth Quarter	$0.74	$0.55

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

None.

Purchase of Equity Securities

None.

Recent Sales of Unregistered Equity Securities

During the fiscal year ended June 30, 2024, the Company did not have any unregistered sales of any equity securities, except as described below.

On or about April 12, 2024, the Company issued 1,134,242 common shares, par value, $0.000001 per share, to several consultants for consulting services and their expertise in technology, financial services and media.

On or about March 7, 2024, the Company issued 1,590,728 common shares, par value, $0.000001 per share, to several consultants for consulting services and their expertise in technology, financial services and media.

The forgoing shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as there was no general solicitation, and the transactions did not involve a public offering.

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

On March 25, 2021, the Company acquired two companies, Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. (collectively “SarahCare”), an adult day care center franchisor and provider. With 25 centers (1 corporate and 24 franchise locations) located in 13 states, SarahCare offers seniors daytime care and activities focusing on meeting their physical and medical needs on a daily basis, and ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives.

The Company is a provider of health and wellness services and has two divisions: technology and devices and Adult Day Services.  The Company’s technology and devices division has signed a distribution agreement with 2 products: a high detection vein visualization device and an Oral Thrush product, and the Company’s wholly owned subsidiary SarahCare, an adult day care center franchisor with 2 corporate owned centers and 24 franchise locations across the United States. SarahCare offers seniors daytime care and activities ranging from exercise and medical needs daily to nursing care and salon services.

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

On or about December 29, 2023, the Company entered into a Distribution License Agreement (the “Distribution License Agreement”) with Radical Clean Solutions Ltd., a Nevada corporation (“RCS”) which has developed several air cleaning devices that send out atmospheric hydroxyls to attach to either pathogens or VOCs, and then neutralize them, whether in the air or on surfaces, and which seek to mimic natural outdoor atmospheric hydroxyl.  The Distribution License Agreement gave the Company the right to distribute the RCS products in the following markets within the USA and Canada: (a) military, FEMA, and medical facilities (emergency room, urgent care, hospital, and outpatient clinic facilities), (b) adult day and nursing homes, (c) municipal pet shelters, zoos, equestrian and other veterinary facilities, (d) transportation hubs (via TSA Policy ordinances), and (e) educational facilities, and provided that the Company meets minimum sales requirements with respect to those RCS products, the Company’s distribution rights shall be exclusive in those markets. On February 16, 2024, the Company’s Distribution License Agreement (the “Agreement”) with Radical Clean Solutions Ltd. (“RCS”) was terminated by RCS for a material breach of non-payment, as the Company did not pay its initial deposit, which was due 40 days from the execution of the Agreement.  The Company requested an extension and/or an amendment to a non-exclusive Agreement, but RCS did not agree to such a request.

On or about April 16, 2024, the Company entered into a distribution agreement (the "Agreement") with Near Infrared Imaging, Inc. ("NII") for Vein-Eye Carry, a patent-pending vein illumination technology which employs advanced optics and real-time imaging to precisely identify veins, reducing the need for multiple attempts and enhancing procedural accuracy. The Agreement gives the Company the non-exclusive right to distribute NII's product(s) with no limitations on the territory. NII's Vein-Eye Carry is a Class 1, 510-k exempt medical device, is TAA and FAR compliant, and is designed, engineered and manufactured in the U.S. The Vein-Eye Carry is lightweight and portable and can be successfully carried into a home, up flights of stairs, carried into a clinic nursing home, placed in an ambulance or another emergency medical vehicle.

On or about May 17, 2024, the Company entered into an Exclusive License Agreement (the “Exclusive License Agreement”) with Shear Kershman Labs, a Missouri corporation (“SKL”).  SKL has developed Oral Thrush, a mouth wash that treats oral thrush, a condition in which a fungus, Candida albicans, accumulates on the lining of the mouth and sometimes overgrows and causes symptoms, such as creamy white lesions, usually on the tongue or inner cheeks. Under the Exclusive License Agreement, SKL will form a subsidiary to distribute Oral Thrush, the Company shall become an 80% owner of the subsidiary, and the Company will issue 2,000,000 shares of the Company’s Common Stock to SKL.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED JUNE 30, 2024, TO THE YEAR ENDED JUNE 30, 2023

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto for the years ended June 30, 2024 and 2023, and related management discussion herein.

Our financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $44,561,210 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

Operating Results

Our operating results for the years ended June 30, 2024 and 2023, and the changes between those periods for the respective items, are summarized as follows:

	Year Ended
	June 30		Change
	2024	2023	Amount
Operating loss	$(4,274,076)	$(3,624,245)	$(649,831)
Other income (expense)	(3,664,821)	(23,702)	(3,463,342)
Net loss	$(7,938,897)	$(3,647,947)	$(4,113,173)

Revenues

Our revenue increased to $1,824,925 for the year ended June 30, 2024, from revenue of $1,724,843 in the comparative year ended June 30, 2023, due to an increase in the number of participants coming to our centers. The following table presents revenue expenses for the years ended June 30, 2024 and 2023:

	Year Ended
	June 30		Change
	2024	2023	Amount
Participant fees	$1,141,349	$1,098,249	$43,100
Franchise fees	683,576	626,594	56,982
Total revenue	$1,824,925	$1,724,843	$100,082

Operating Expenses

Our operating expenses increased to $6,099,001 for the year ended June 30, 2024, from operating expenses of $5,349,088 in the comparative year ended June 30, 2023.  The increase was due to increases in general and administrative, stock-based compensation, consulting and legal and professional fees. The following table presents operating expenses for the years ended June 30, 2024 and 2023:

	Year Ended
	June 30,		Change
	2024	2023	Amount	Percentage
General and administrative	$1,030,432	$972,624	$57,808	5.94%
Stock-based compensation	1,725,503	-	1,725,503	1,725,503%
Salaries and wages	1,030,912	1,077,108	(46,196)	(4.29%)
Licensing fees	-	3,000,000	(3,000,000)	(3,000,000%)
Consulting fees	2,147,006	151,106	1,995,900	1,320.86%
Legal and professional fees	165,148	148,250	16,898	11.40%
Total operating expenses	$6,099,001	$5,349,088	$749,913	14.02%

The Company recorded $1,030,432 in general and administrative fees during the year ended June 30, 2024, as compared to $972,624 for the prior fiscal year, with the increase primarily due to the Company’s increased administrative expenses. We realized an increase of $16,898 in legal and professional fees during the year ended June 30, 2024, as compared to the same period in the prior fiscal year due to increase in business development, thus increasing legal and professional fees. We realized a decrease of $46,196 in salaries and wages during the year ended June 30, 2024, as compared to the same period in the prior fiscal year, primarily due to decreasing operational expenses during the most recent fiscal year as compared to the prior fiscal year.   We realized a decrease $3,000,000 in licensing fees during the year ended June 30, 2024, as compared to the prior fiscal year due to a decrease in the VISA licensing fee.  We realized an increase of $1,995,900 in consulting fees during the year ended June 30, 2024, as compared to the prior fiscal year due to an increase in our use of consultants for business and corporate development.  We realized an increase in $1,752,503 in stock-based compensation during the year ended June 30, 2024, as compared to the prior fiscal year, due to an increase in management and consultants’ stock-based compensation.

Other Income (Expense)

The following table presents other income and expenses for the year ended June 30, 2024 and 2023:

	Year Ended
	June 30
	2024	2023
Interest expense, related parties	$(33,040)	$(66,796)
Interest expenses	(143,186)	(155,005)
Loss on disposal of property, plant and equipment	(233,835)	-
Loss on extinguishment of debt	(13,655)	-
Loss on impairment of intangible assets	(3,300,981)	-
Change in fair value of derivatives	8,050	24,978
Amortization of debt discount	(22,849)	-
Other income	74,675	173,121
Total other income (expense)	$(3,664,821)	$(23,702)

During the year ended June 30, 2024, interest expense decreased to $143,186 and interest expenses, related parties, decreased to $33,040, as compared to greater interest expense and interest expense, related parties, during the prior fiscal year due to a decrease in certain loans and lease liabilities. During the year ended June 30, 2024, loss on disposal of property, plant and equipment and loss on extinguishment of debt increased to $233,835 and $13,655, respectively, from $0 for the prior year for both, due to the closure of a SarahCare corporate owned franchises.  During the year ended June 30, 2024, loss on impairment of intangible assets increased to $3,300,981 from $0 for the prior year, due to fully writing off the intangible assets during the year. During the year ended June 30, 2024, amortization of debt discount increased to $22,849 from $0 for the prior year, due to there not being any debt discount in the prior year. During the year ended June 30, 2024, the change in fair value of derivatives decreased to $8,050 from $24,978 for the prior fiscal year, due to inputs in the derivative calculation, such as current share price.  During the year ended. June 30, 2024, other income decreased to $74,675 from $173,121 for the prior fiscal year, due to a decrease in ancillary and grant revenues.

Net Loss

The Company incurred a $7,938,897 net loss during the year ended June 30, 2024, compared to net loss of $3,647,947 in the prior fiscal year. The increase in net loss is primarily due to the increase in the Company’s operating expenses, specifically its stock compensation expense due to consulting arrangements during the most recent fiscal year ended June 30, 2024.

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

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $44,561,210 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

Working Capital

The following table presents our working capital position as of June 30, 2024 and 2023:

	Year Ended
	June 30		Change
	2024	2023	Amount	Percentage
Cash	$113,489	$157,589	$(44,100)	(27.98)%
Accounts receivable	160,996	224,641	(63,645)	(28.33)%
Notes receivable, related party	9,294	9,294	-	-%
Prepaid expenses	-	2,250	(2,250)	(100)%
Current Assets	283,779	393,774	(109,995)	(27.93)%
Current Liabilities	4,108,306	3,575,716	532,590	14,89%
Working Capital	$(3,824,527)	$(3,181,942)	$(642,585)	20.19%

The change in working capital during the year ended June 30, 2024, was primarily due to a decrease in current assets of $109,995 in conjunction with an increase in current liabilities of $532,590. Current assets decreased primarily due to a decrease in accounts receivable in the amount of $63,645 and a decrease in cash in the amount of $44,100. Current liabilities increased primarily due to the increase in accounts payable and accrued expenses.

Cash Flow

The following tables presents our cash flow for the year ended June 30, 2024 and 2023:

	Year ended
	June 30
	2024	2023
Cash from operating activities	$(183,131)	$(168,972)
Cash flows in investing activities	(50,673)	5,403
Cash from financing activities	189,704	19,821
Net change in cash for the period	$(44,100)	$(143,748)

Cash Flows from Operating Activities

For the year ended June 30, 2024, net cash flows used in operating activities increased to ($183,131) from ($168,972) for the year ended June 30, 2023, due primarily to the Company’s due to an increase in operating expenses during the fiscal year.

Cash Flows from Investing Activities

For the year ended June 30, 2024, net cash flows used in investing activities decreased to ($50,673) from $5,403 for the year ended June 30, 2023, due to decrease in the acquisition of fixed assets during the most recent fiscal year.

Cash Flows from Financing Activities

For the year ended June 30, 2024, net cash flows from financing activities increased to $189,704 from $19,821 for the year ended June 30, 2023, due to an increase in proceeds from notes payable during the most recent fiscal year.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2024 and 2023.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that sometimes exceeds over $250,000 federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2024 and 2023.

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

Recently Issued Accounting Pronouncements

As of and for the year ended June 30, 2024, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products and services.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data

Innovative MedTech, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Innovative Medtech Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative Medtech Inc. (the “Company”) as of June 30, 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended June 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred net losses and working capital deficits. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

3702 West Spruce Street #1430 • Tampa, Florida 33607 • +1.813.441.9707

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

The primary procedures we performed to address these critical audit matters included the following:

-	We obtained debt and warrant related agreements and performed the following procedures:

-	Reviewed agreements for all relevant terms.

-	Tested management’s identification and treatment of agreement terms.

-	Recalculated management’s fair value of each conversion feature based on the terms in the agreements.

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

Impairment of Intangible Assets & Goodwill

As described in Note 3 to the Company’s consolidated financial statements, certain intangible assets and goodwill arose from the acquisition of Sarah Adult Day Services Inc. and Sarah Day Care Centers Inc. on March 25, 2021. Impairment of intangible assets exists when the carrying amount exceeds the fair value of the assets. The Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that impairment exists. Intangible assets are reviewed for impairment at the end of each reporting period.

We identified the Company’s application of the accounting for impairment of intangible assets and goodwill as a critical audit matter.  The principal considerations for our determination of this critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors.  Auditing these judgments and assumptions by the Company involves auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address these critical audit matters included the following:

-	We obtained management’s analysis and performed the following procedures:

-	Tested management’s identification and treatment of the need for impairment.

-

Reviewed and assessed the inputs and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of the fair value of the carrying unit.

-	Recalculated fair value of the carrying unit based on tangible inputs and actual results.

-	Reviewed the work of the Company to calculate the fair value of the carrying unit using the undiscounted future cashflows method to determine whether the need for impairment reasonable.

Astra Audit & Advisory, LLC
We have served as the Company’s auditor since 2024.

Tampa, Florida

October 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Innovative MedTech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Innovative MedTech, Inc. (the Company) as of June 30, 2023, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for each of the year ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

3001 N. Rocky Point Dr. East, Suite 200 • Tampa, Florida 33607 • 813.367.3527

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

Tampa, Florida

October 13, 2023

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2024	June 30, 2023

Assets
Current assets
Cash and cash equivalents	$113,489	$157,589
Accounts receivable, net	160,996	224,641
Notes receivable, related party	9,294	9,294
Prepaid expenses	-	2,250
Total current assets	283,779	393,774

Deposits	7,961	6,716
Right-of-use asset	241,210	403,889
Finance lease asset, net	11,475	16,065
Property, plant and equipment, net of accumulated depreciation	107,456	307,997
Intangible assets, net of accumulated amortization	-	3,143,369
Goodwill	-	177,777
Total Assets	$651,881	$4,449,587

Liabilities & Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$1,394,888	$1,164,708
Accrued interest	648,771	605,335
Accrued interest, related parties	203,711	107,206
Notes payable, related parties, current	832,773	802,063
Notes payable, current	317,546	146,992
Convertible notes payable, current	266,900	266,900
SBA Loan, current	5,359	20,952
Line of credit	72,810	43,077
Derivative liability	193,557	201,607
Finance lease liability	27,809	53,707
Operating lease liability	144,182	163,169
Total current liabilities	4,108,306	3,575,716

Royalty liability	1,500,000	1,499,849
Finance lease liability, non-current	45,814	73,623
Operating lease liability, non-current	97,886	242,065
Notes payable, non-current	60,048	38,572
SBA Loan, non-current	322,789	328,148
Total Liabilities	6,134,843	5,757,973

Commitments and contingencies (Note 15)

Stockholders' Deficit
Series A Preferred stock, $0.000001 par value; 500,000,000 authorized: 367,500 shares issued and outstanding	-	-
Common stock, $0.000001 par value; 130,000,000 shares authorized; 23,882,297and 21,157,327 shares issued and outstanding as of June 30, 2024 and 2023, respectively	24	21
Additional paid in capital	39,078,224	35,313,906
Accumulated deficit	(44,561,210)	(36,622,313)
Total Stockholders' Deficit	(5,482,962)	(1,308,386)
Total Liabilities and Stockholders' Deficit	$651,881	$4,449,587

See accompanying notes to consolidated financial statements.

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	June 30,
	2024	2023

Revenue:
Participant fees	$1,141,349	$1,098,249
Franchise fees	683,576	626,594
	1,824,925	1,724,843

Operating expenses:
General and administrative	1,030,432	972,624
Stock-based compensation	1,725,503	-
Salaries and wages	1,030,912	1,077,108
Licensing fees	-	3,000,000
Consulting fees	2,147,006	151,106
Legal and professional fees	165,148	148,250
Total operating expenses	6,099,001	5,349,088

Loss from operations	(4,274,076)	(3,624,245)

Other income (expense):
Interest expense, related parties	(33,040)	(66,796)
Interest expense	(143,186)	(155,005)
Loss on disposal of property, plant and equipment	(233,835)	-
Loss on extinguishment of debt	(13,655)	-
Loss of impairment of intangible assets	(3,300,981)	-
Change in fair value of derivatives	8,050	24,978
Amortization of debt discount	(22,849)	-
Other income	74,675	173,121
Total other income (expense)	(3,664,821)	(23,702)

Net loss	$(7,938,897)	$(3,647,947)

Basic and diluted earnings per share on net loss	$(0.33)	$(0.17)

Weighted average shares outstanding - basic and diluted	23,865,173	21,157,327

See accompanying notes to consolidated financial statements.

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

 AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended June 30, 2024 and 2023

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2022	367,500	-	21,157,327	21	31,563,906	(32,974,366)	(1,410,439)

Contributed capital	-	-	-	-	3,750,000	-	3,750,000

Net loss	-	-	-	-	-	(3,647,947)	(3,647,947)

Balance, June 30, 2023	367,500	$-	21,157,327	$21	$35,313,906	$(36,622,313)	(1,308,386)

Warrants issued with notes payable	-	-	-	-	22,849	-	22,849
Stock issued for services	-	-	2,667,395	3	1,987,179	-	1,987,182
Conversio of notes payable and accrued interest	-	-	50,075	-	25,037	-	25,037
Stok issued in satisfaction of accounts payable	-	-	7,500	-	3,750	-	3,750
Stock-based compensation	-	-	-	-	1,725,503	-	1,725,503
Net loss	-	-	--	-	-	(7,938,897)	(7,938,897)
Balance, June 30, 2024	367,500	-	23,882,297	24	39,078,224	(44,561,210)	(5,482,962)

See accompanying notes to consolidated financial statements.

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	June 30,
	2024	2023
Cash Flows from Operating Activities
Net Loss	$(7,938,897)	$(3,647,947)

Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	62,147	56,440
Stock-based compensation	1,725,503	-
Stock issued for services	1,987,662
Amortization of royalty fee liability discount	151	40,297
Amortization of debt discount	22,849	-
Loss on disposal of property and equipment	233,835	-
Loss on impairment of intangible assets	3,300,981	-
Change in fair value of derivatives	(8,050)	(24,978)
Amortization of right-of-use	(488)	289

Changes in operating assets & liabilities		-
Accounts receivable	63,645	(38,356)
Prepaid expenses	1,770	(2,250)
Deposits	(1,245)	-
Accounts payable and accrued liabilities	230,178	3,320,205
Accrued interest, related party	96,505	59,443
Accrued interest	40,323	67,885
Net cash used by operating activities	(183,131)	(168,972)

Cash Flows from Investing Activities
Collections from notes receivable	-	17,995
Acquisition of fixed assets	(50,673)	(12,592)
Net cash used by investing activities	(50,673)	5,403

Cash Flows from Financing Activities
Proceeds from notes payable	237,330	-
Proceeds from notes payable, related party	27,000	69,500
Payments on SBA loan	(20,953)	(900)
Payments on notes payable	(29,700)	(33,062)
Proceeds from line of credit	34,000	45,000
Payments on line of credit	(4,266)	(1,923)
Payments on finance lease	(53,707)	(58,794)
Net cash provided by financing activities	189,704	19,821

Increase in Cash and cash equivalents	(44,100)	(143,748)

Cash and cash equivalents at beginning of period	157,589	301,337

Cash and equivalents at end of period	$113,489	$157,589

Supplemental Cash Flow Information
Cash paid for interest	$-	$17,622
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Assignment of Visa Licensing Fee	$-	$3,750,000
Accounts payable and accrued expenses converted to convertible notes payable	$3,750	$-
Accrued interest converted to convertible notes payable	$25,037	$-

See accompanying notes to consolidated financial statements.

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2024

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Innovative MedTech, Inc. (the “Company”), a Delaware corporation, is a provider of health and wellness services, and has two divisions: technology and devices and Adult Day Services.  The Company’s technology and devices division has signed a distribution agreement with 2 products: a high detection vein visualization device and an Oral Thrush product, and the company’s wholly owned subsidiary SarahCare, an adult day care franchisor with 25 centers (1 corporate and 24 franchise locations) located in 13 states. SarahCare offers seniors daytime care and activities focusing on meeting their physical and medical needs on a daily basis, and ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives.

On or about April 16, 2024, the Company entered into a distribution agreement (the "Agreement") with Near Infrared Imaging, Inc. ("NII") for Vein-Eye Carry, a patent-pending vein illumination technology which employs advanced optics and real-time imaging to precisely identify veins, reducing the need for multiple attempts and enhancing procedural accuracy. The Agreement gives the Company the non-exclusive right to distribute NII's product(s) with no limitations on the territory. NII's Vein-Eye Carry is a Class 1, 510-k exempt medical device, is TAA and FAR compliant, and is designed, engineered and manufactured in the U.S. The Vein-Eye Carry is lightweight and portable and can be successfully carried into a home, up flights of stairs, carried into a clinic nursing home, placed in an ambulance or another emergency medical vehicle.

On or about May 17, 2024, the Company entered into an Exclusive License Agreement (the “Exclusive License Agreement”) with Shear Kershman Labs, a Missouri corporation (“SKL”).  SKL has developed Oral Thrush, a mouth wash that treats oral thrush, a condition in which a fungus, Candida albicans, accumulates on the lining of the mouth and sometimes overgrows and causes symptoms, such as creamy white lesions, usually on the tongue or inner cheeks. Under the Exclusive License Agreement, SKL will form a subsidiary to distribute Oral Thrush, the Company shall become an 80% owner of the subsidiary, and the Company will issue 2,000,000 shares of the Company’s Common Stock to SKL.

NOTE 2. LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

For the years ended June 30, 2024 and 2023, the Company reported a net loss of $7,938,897 and $3,647,947, respectively.

As of June 30, 2024, the Company maintained total assets of $651,881, total liabilities including long-term debt of $6,134,843 along with an accumulated deficit of $44,561,210.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of June 30, 2024, the Company had $113,489 cash available for operations and had an accumulated deficit of $44,561,210. Management believes that cash on hand as of June 30, 2024 is not sufficient to fund operations through June 30, 2024. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

The Company believes that additional capital will be required to fund operations through June 30, 2025 and beyond, as it attempts to generate increasing revenue, and develop new products. The Company intends to attempt to raise capital through additional equity offerings and debt obligations. There can be no assurance that the Company will be successful in obtaining financing at the level needed or on terms acceptable to the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2024 and 2023.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that does not exceed $250,000 at June 30, 2024. For the purpose of the consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2024 and 2023.

Earnings Per Share Calculation

Basic earnings per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  There are 1,084,366,651 of CSE not included in the diluted per share because they are considered anti-dilutive.

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

Recently Issued Accounting Pronouncements

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations for the year ended as of June 30, 2024 or on a going forward basis.

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

NOTE 4. NOTES RECEIVABLE

The Company’s wholly-owned subsidiary Sarah Adult Day Services, Inc., has notes receivables from two franchises, which were previously converted from trade receivables. They are as follows:

	June 30, 2024	June 30, 2023

Note receivable from related party (see Note 17), due in six months, with no installments, 5% interest maturing March 2022	9,294	9,294
Total notes receivable	9,294	9,294
Less long-term	-	-
Total short term notes receivable	$9,294	$9,294

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023

Leasehold improvements	$20,077	$294,864
Vehicles	130,135	67,116
Computer equipment	13,493	14,354
Furniture and fixtures	3,046	5,455
	166,751	381,789
Less: Accumulated depreciation	(59,295)	(73,792)
Property and equipment - net	$107,456	$307,997

Depreciation expense was $42,081 and $24,894 for the years ended June 30, 2024 and 2023.

NOTE 6. INTANGIBLE ASSETS

	June 30, 2024	June 30, 2023
Customer relationships	$-	$40,000
Trademarks	-	410,000
Non-Compete Agreement	-	1,000
CARF Accreditation	-	23,000
Franchise Agreements	-	2,710,000
Website development	-	12,592
Less: accumulated amortization	-	(53,223)
Intangible assets - net	$-	$3,143,369

The Company is amortizing these intangible over their respective remaining useful lives. The Company recorded amortization expense in the amount of $11,785 and $26,956 for the years ended June 30, 2024, and 2023, respectively. As of June 30, 2024 and 2023, the Company recorded an impairment expense of intangible assets of $3,123,204 and $0.

NOTE 7. NOTES PAYABLE

As of June 30, 2024 and 2023, the Company had $377,594 and $185,564, respectively, in outstanding notes payable, as follows:

		Original			Principal Balance as of
	Date of Note	Principal		Interest	June 30,	June 30,
Ref No.	Issuance	Balance	Maturity Date	Rate (%)	2024	2023
1	9/16/06	100,000	**	12	$38,000	$38,000
2	12/25/20	$146,021	8/15/25	10	38,572	71,633
3	2/24/14	5,000	**	9	8,547	8,547
4	2/24/14	39,000	**	9	33,687	33,687
5	2/24/14	179,124	**	9	33,697	33,697
6	7/1/23	90,985	5/5/28	9	75,091	-
7	8/21/23	150,000	**	12	150,000	-
	Total				$377,594	$185,564
	Total Current				$317,546	$146,992
	Total Long Term				$60,048	$38,572

________

*These notes were assumed in connection with the acquisition on March 25, 2021.

** As of June 30, 2024, these notes are in default.

Amount Owed

Year Ended June 30, 2025	317,546
Year Ended June 30, 2026	20,913
Year Ended June 30, 2027	20,156
Year Ended June 30, 2028	18,979
Total future payments	377,594

NOTE 8. NOTES PAYABLE, RELATED PARTIES, CURRENT

As of June 30, 2024 and 2023, the Company had $832,773 and $802,063, respectively, in outstanding notes payable, related parties. As of June 30, 2024 and 2023, the Company had $102,206 and $47,763, respectively, in accrued interest related to these notes. Some of these notes were assumed in connection with the acquisition on March 25, 2021.

Ref No. Note		Date of	Original Principal	Maturity Date	Interest	Principal	Principal Balance
Issuance		Balance	Rate %	6/30/24	Rate %	Balance 6/30/24	6/30/23
1	*	3/25/21	308,500	6/3/21	10%	$308,500	$308,500
2	*	3/25/21	47,436	6/3/21	10%	47,436	47,436
3	*	3/25/21	158,503	6/3/21	10%	158,502	158,502
4	*	3/24/22	39,000	9/24/22	6%	39,000	39,000
5	*	5/5/22	179,124	11/5/22	6%	179,124	179,124
6	*	10/5/22	20,000	4/5/23	6%	20,000	20,000
7	*	11/9/22	500	5/9/23	6%	500	500
8	*	11/18/22	4,000	5/18/23	6%	4,000	4,000
9	*	1/17/23	18,000	7/17/23	6%	18,000	18,000
10	*	2/8/23	27,000	8/8/23	6%	27,000	27,000
11	*	4/28/23	650	10/28/23	6%	650	-
12	*	5/16/23	900	11/16/23	6%	900	-
13	*	5/30/23	875	11/30/23	6%	875	-
14	*	5/21/23	410	11/31/23	6%	410	-
15	*	6/29/23	875	12/29/23	6%	875	-
16		1/12/24	5,000	7/12/24	6%	5,000	-
17		1/16/24	7,000	7/16/24	6%	7,000	-
18		2/21/24	10,000	8/21/24	6%	10,000	-
19		4/1/24	5,000	10/1/24	6%	5,000	-
		Total				$832,773	$802,063

* As of June 30, 2024, these notes are in default.

On January 17, 2023, the Company signed a note receivable of $18,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt.

On February 8, 2023, the Company signed a note receivable of $27,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt.

The above amounts and terms are not necessarily what third parties would agree to.

NOTE 9. CONVERTIBLE NOTES PAYABLE, CURRENT

As of June 30, 2024 and 2023, the convertible notes payable were as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 6/30/24	Principal Balance 6/30/23
8/26/14	50,000	*	10%	$0.0001	$50,000	$50,000
6/15/12	8,000	*	10%	$0.000350	8,000	8,000
10/18/11	1,900	*	8%	25% discount to market	6,900	6,900
10/3/10	20,000	*	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	*	8%	25% discount of previous 5 days closing price	4,000	4,000
2/26/07	30,000	*	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	*	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	*	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	*	10%	$0.95	15,000	15,000
4/17/07	15,000	*	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	*	10%	$0.95	18,000	18,000
11/30/06	50,000	*	10%	$0.85	50,000	50,000
10/1/05	15,000	*	10%	$0.50	15,000	15,000
Total Current					$266,900	$266,900

•	As of June 30, 2024, these notes are in default.

NOTE 10. SBA LOAN

On June 25, 2020 and January 6, 2022, the Company’s wholly-owned subsidiary, Sarah Day Care Centers, Inc. received proceeds of $150,000 and $200,000, respectively, in the form of an SBA loan. Installment payments, including principal and interest of $1,746 are due monthly beginning on December 22, 2021. The balance of principal and interest is payable thirty years from the promissory note date. The interest accrues at a rate of 3.75% per annum. During the years ended June 30, 2024 and 2023, the Company recorded $12,873 and $14,902 in accrued interest related to the SBA loan.

Amount Owed

Year Ended June 30, 2025	$6,829
Year Ended June 30, 2026	$7,089
Year Ended June 30, 2027	$7,360
Year Ended June 30, 2028	$7,641
Year Ended June 30, 2029	$7,932
Payments 2030 & Beyond	$283,063
Total Payments	$319,914

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares As of June 30, 2024 and 2023 the amounts that were reflected in income related to derivatives for the year ended June 30, 2024 and 2023:

	June 30, 2024
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	818,753	$193,557

	June 30, 2023
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	780,619	$201,607

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended June 30, 2024 and 2023:

The financings giving rise to derivative financial instruments and the income effects:

	Years ended
	June 30, 2024	June 30, 2023
Compound embedded derivative	$8,050	$24,978
Total derivative gain (loss)	$8,050	$24,978

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

		June 30,	June 30,
	Inception	2024	2023
Quoted market price on valuation date	$0.01	$0.40	$0.55
Contractual conversion rate	$0.0054 - $0.0081	$0.338 - $0.556	$0.3375 - $0.44
Range of effective contractual conversion rates	-	-	-
Contractual term to maturity	1.00 Year	0.25 Years	0.25 Years
Market volatility:
Volatility	138.28%-238.13%	138.28%-238.13%	138.28%-238.13%
Contractual interest rate	5%-12%	5%-12%	5%-12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the years ended June 30, 2024 and 2023.

	June 30, 2024	June 30, 2023
Beginning balance	$201,607	$226,585
Issuances:
Convertible Note Financing	-	-
Removals	-	-
Changes in fair value inputs and assumptions reflected	(8,050)	(24,978)
Conversions	-	-
Ending balance	$193,557	$201,607

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

Common Stock

On or about April 12, 2024, the Company issued 1,134,242 common shares, par value, $0.000001 per share, to several consultants for consulting services and their expertise in technology, financial services and media.

On or about March 7, 2024, the Company issued 1,590,728 common shares, par value, $0.000001 per share, to several consultants for consulting services and their expertise in technology, financial services and media.

Conversion of Notes Payable to Common Shares

On April 4, 2024,  one Noteholders converted two notes for a total of $11,350 of convertible promissory notes into 50,075  common shares of the Company,

Series A Convertible Preferred Stock

As of June 30, 2024, the Company had 500,000,000 authorized shares of Series A Convertible Preferred Stock, par value, $0.000001 per share. Each share of Series A Convertible Preferred Stock is convertible into 100 shares of the Company’s common stock.

Series A Preferred Stock – Certificate of Designations

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

The valuation allowance at June 30, 2024 was $11,164,600 and as of June 30, 2023 was $7,350,393. The net change in allowance during the years ended June 30, 2024 and 2023 was $3,814,207 and $766,069, respectively.

As of June 30, 2024, the Company has federal net operating loss carry forwards of approximately $42,763,000 available to offset future taxable income through 2040. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the years ended June 30, 2024 and 2023 due to losses and full valuation allowances against net deferred tax assets.

As of June 30, 2024 and June 30, 2023, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

Based on management’s review of the Company’s tax position, the Company had no significant unrecognized corporate tax liabilities as of June 30, 2024 and 2023 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 and 2012 through 2021 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 14. UNPAID PAYROLL TAXES

As of June 30, 2024 and 2023, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $60,402 and $17,401, respectively, subject to further interest and penalties. The total amount due to both taxing authorities including penalties and interest as of June 30, 2024 and 2023 was approximately $77,803 subject to further penalties and interest. This is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

IRS Tax Lien

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Rent

As of June 30, 2024, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

SarahCare leased three properties for its corporate office and its one corporate owned centers. SarahCare’s corporate office is approximately 3,470 square feet and is located at 4580 Stephen Circle NW, Canton, Ohio, 44718. The lease began in 2017 and ends in 2023.

SarahCare’s lease for its first corporate-owned SarahCare location is for approximately 5,300 square feet located at 6199 Frank Ave. NW, North Canton, Ohio, 44720. The lease began in 2018 and ends in 2026.

SarahCare’s lease for its second corporate-owned SarahCare location is for approximately 6,000 square feet located at SarahCare of Stow, 4472 Darrow Road, Stow, Ohio, 44224. The lease began in 2018 and ends in 2026. SarahCare closed this location in April 2024.  The Company is currently negotiating with the landlord to find a new tenant and to repay the remaining amounts due on this lease.

SarahCare

The Company is currently in default under its payment obligations in connection with the acquisition of SarahCare. The Company has $1.5 Million Dollars on its balance sheet for the payment obligation due SarahCare, for the years ending June 30, 2024 and June 30, 2023.  The Company is involved in a lawsuit with the original shareholders of SarahCare, who are seeking $1,841,537 in damages, plus interests, costs and attorney fees; this amount includes te original $1.5 Million. The Company intends to vigorously defend itself in this matter, and belives that the likelihood of a negative outcome is considered to be remote.

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

Harbor Lease

In connection with the acquisition of Sarah Adult Day Centers, Inc. on March 25, 2021, the Company acquired a facilities lease with 3,469 square feet at 4580 Stephen Circle NW. Canton, OH 44718. The monthly lease payments are $4,500 and the lease expired on December 31, 2023.

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

Right-of-use asset is summarized below:

	June 30, 2024
	Stow Professional Center Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$412,770	$695,141
Less: accumulated amortization	(220,493)	(233,438)	(453,931)
Right-of-use asset, net	$61,878	$179,332	$241,210

	June 30, 2023
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$130,441	$412,770	$825,582
Less: accumulated amortization	(144,929)	(117,053)	(159,711)	(421,693)
Right-of-use asset, net	$137,442	$13,388	$253,059	$403,889

Operating lease liability is summarized below:

	June 30, 2024
	Stow Professional Center Lease	S. Frank Professional Lease	Total
Office lease	$62,733	$179,333	$242,066
Less: current portion	(62,733)	(81,447)	(144,180)
Long term portion	$-	$97,886	$97,886

	June 30, 2023
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Office lease	$138,784	$13,388	$253,059	$405,231
Less: current portion	(76,051)	(13,388)	(73,727)	(163,166)
Long term portion	$62,733	$-	$179,332	$242,065

Maturity of the lease liability is as follows:

	June 30, 2024
	Stow Professional Center Lease	S. Frank Professional Lease	Total
Year ending June 30, 2025	64,840	94,923	159,763
Year ending June 30, 2026	-	94,923	94,923
Year ending June 30, 2027	-	7,910	7,910
Present value discount	(2,107)	(18,423)	(20,530)
Lease liability	$62,733	$179,333	$242,066

	June 30, 2023
	Stow Professional Center Lease	Harbor Lease	S. Frank Professional Lease	Total
Year ending June 30, 2024	85,802	13,500	94,923	194,225
Year ending June 30, 2025	64,840	-	94,923	159,763
Year ending June 30, 2026	-	-	94,923	94,923
Year ending June 30, 2027	-	-	7,910	7,910
Present value discount	(11,858)	(112)	(39,620)	(51,590)
Lease liability	$138,784	$13,388	$253,059	$405,231

Finance leases

Commencing during the year ended June 30, 2024, the Company leases office equipment under two finance leases with combined monthly payments of $5,897. The leases mature on March 1, 2024 and December 1, 2026.

Finance right of use assets are summarized below:

	As of	As of
	June 30,	June 30,
	2024	2023
Equipment lease	$24,097	$24,097
Less accumulated amortization	(12,622)	(8,032)
Finance right of use asset	$11,475	$16,065

On October 1, 2021, the Company discontinued use of one of its copiers. As a result, the Company recorded an impairment of assets in the amount of $84,364. Amortization expense was $12,622 and $8,032 for the years ended June 30, 2024 and 2023, respectively.

Finance lease liabilities are summarized below:

	As of	As of
	June 30,	June 30,
	2024	2023
Equipment lease	$73,623	$127,329
Less: current portion	(27,809)	(53,707)
Long term portion	$45,814	$73,623

Equipment Lease
Year Ended June 30, 2025	32,388
Year Ended June 30, 2026	32,388
Year Ended June 30, 2027	16,194
Total future minimum lease payments	80,970
Less imputed interest	(7,347)
PV of payments	$73,623

NOTE 17. RELATED PARTY TRANSACTIONS

During the years ended June 30, 2024 and 2023, related party transactions were as follows:

As of June 30, 2024, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

On January 15, 2024, the Company’s CEO, Michael Friedman, was granted options to purchase 3,750,000 shares of the Company’s common stock at an exercise price of $0.50/share, exercisable on a cashless basis and for a seven-year term (the “Options”), in consideration of prior services rendered by Mr. Friedman to the Company. The Options shall be issued to Mr. Friedman’s limited liability company, Red Halo, LLC.

As of June 30, 2024, a company founded and partially owned by the Company’s Chairman, Charles Everhardt, has been assigned the $3,750,000 in payables to a Company owned by Charle’s Everhardt for the Vitality Card, this amount included $750,000 which was included in accounts payable and accrued expenses as of June 30, 2023.

The above amounts and terms are not necessarily what third parties would agree to.

NOTE 18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through October 15, 2024, the date the financial statements were available to be issued, and determined that there were no such events requiring adjustment to, or disclosure in, the accompanying consolidated financial statements except as described below.

On July 30, 2024, the Company entered into a Promissory Note Agreement with a lender in the amount of $40,250, at an interest rate of 14% and a maturity date of May 30, 2025. If the Company defaults, then the Notes have a conversion price at the lower of of $0.01 or a 29% discount to the lowest trading price for the 10 prior trading days to the conversion date.

On July 30, 2024, the Company entered into a Promissory Note Agreement with a lender in the amount of $51,750, at an interest rate of 12% and a maturity date of May 30, 2025. If the Company defaults, then the Notes have a conversion price at the lower of of $0.01 or a 29% discount to the lowest trading price for the 10 prior trading days to the conversion date.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended June 30, 2024, covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting As of June 30, 2024, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management has concluded that, as of June 30, 2024, the Company had material weaknesses in its internal control over financial reporting and the Company’s internal control over financial reporting were not effective. Specifically, management identified the following material weaknesses at June 30, 2024:

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who served as directors and officers of the Company during the fiscal year ending June 30, 2024. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Positions
Charles Everhardt	63	Chairman of the Board (1)
Michael Friedman	47	Director (1)(3), CEO, President & Chief Financial Officer (2)
Merle Griff, Ph.D.	75	Chief Executive Officer (4)

__________

(1)	All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.
(2)

Michael Friedman has been the Interim CEO, Interim CFO and Interim President since March 25, 2021, and on May 24, 2022, resigned as Interim CEO and became President (and remaining as Interim CFO).  On April 18, 2024, Michael Friedman was appointed as CEO of the Company.

(3)	Michael Friedman was Chairman of the Board from December 16, 2005, until March 25, 2021, when he became a Director.
(4)	On May 24, 2022, Merle Griff, Ph.D. became Chief Executive Officer, until April 18, 2024, when she was terminated.

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

Michael Friedman, LLM, JD, served as the Company’s President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors from December 2005, until March 25, 2021, when he became our Interim CEO, Interim CFO and Interim President. On May 24, 2022, Mr. Friedman resigned as Interim CEO and became President of the Company, and remaining as the Company’s Interim CFO. On April 18, 2024 Mr. Friedman was appointed as CEO of the Company, in addition to being the President and CFO, and remains a Director of the Company. Since 2014, Mr. Friedman has been an advisor, Board of Director Member, and chief financial officer for multiple companies in several industries, primarily focusing in media and technology. Mr. Friedman is co-Founder and CEO of Treat Holdings, LLC which developed the TreatER mobile application which is available on the Apple App Store and directs users to the nearest urgent care or emergency room. The Company previously had a relationship with Treat Holdings, which was terminated on March 25, 2021.   On October 1, 2021, Mr. Friedman became President, CEO and a Director of Trident Brands Incorporated (OTC Pink: TDNT).  Mr. Friedman received a Master of Laws in Taxation (LL.M.) and a Juris Doctor (JD) from New York Law School. The Company believes that Mr. Friedman’s extensive business experience and legal expertise makes him a valuable member of the Company’s Board of Directors.

Merle Griff, Ph.D., had served as the Chief Executive Officer from May 24, 2022 until April 18, 2024, when she was terminated. Dr. Griff remains CEO of the Company’s wholly owned subsidiary Sarah Care.  Dr. Griff is the Founder and has been the CEO of SarahCare (a wholly owned subsidiary of the Company) since its inception approximately 35 years ago, and she is one of the leading authorities on the care of seniors in the United States. Dr. Griff has served on numerous national boards and task forces including being the past Chairperson of the Board of Directors for NADSA (National Adult Day Services Association), member of the International Advisory Board for CARF (Commission on the Accreditation for Rehabilitation Facilities) and a task force member for the study of adult day care in the US for the Assistant Secretary of Program and Evaluation in the Department of Aging.  Dr. Griff began her professional career working with children and youth as a play therapist. She developed therapeutic techniques that have been published and used throughout the world, namely Family Play Therapy and Intergenerational Play Therapy. As Director of the McKinley Center Intergenerational Project, she developed many programs that brought together children from babies through college-age with seniors. Dr. Griff is the author of Linkages, a book based on research intergenerational programs, and numerous book chapters and journal articles on topics such as the role of grandparents in family systems. Dr. Griff’s vast knowledge and deep experience in healthcare and adult day care made her a valuable member of the Company’s executive team.

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

Item 11. Executive Compensation

The following table sets forth, for the fiscal years ended June 30, 2024, 2023, and 2022, certain information regarding the compensation earned by the Company’s named executive officers.

Summary Compensation Table

Name and					Stock	Option		All Other
Principal	Fiscal	Salary		Bonus	Awards	Awards		Compensation	Total
Position	Year	(1)		(2)	(3)	(4)		(5)	($)

Michael Friedman President & CEO	2024	$150,000	(6)	$-	$-	$156,000	(7)	$-	$306,000
President	2023	$150,000	(6)	$-	$-	$156,000	(7)	$-	$306,000
President & CEO	2022	$150,000	(6)	$-	$-	$156,000	(7)	$-	$306,000

Merle Griff, Ph.D.	2024	$-		$-	$-	$156,000	(8)	$-	$156,000
CEO	2023	$-		$-	$-	$156,000	(8)	$-	$156,000
CEO	2022	$-		$-	$-	$156,000	(8)	$-	$156,000

________

(1)	The dollar value of salary (cash and non-cash) earned and accrued as of the end of each fiscal year.
(2)	The dollar value of bonus (cash and non-cash) earned and accrued as of the end of each fiscal year.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.
(6)	This includes earned and paid salary of $65,000 and accrued salary of $85,000 for 2022 and $0 accrued salary for 2021.
(7)	Options awards granted include 50,000 options at $1.56 exercise price, for a signing bonus and 50,000 options at $1.56 exercise price for achieving revenue growth of 12% or greater.
(8)	Options awards granted include 50,000 options at $1.56 exercise price, for a signing bonus and 50,000 options at $1.56 exercise price for achieving revenue growth of 12% or greater.

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

In connection with Dr. Griff’s appointment and Mr. Friedman’s resignation, on May 24, 2022, the Company entered into an employment agreement with Dr. Griff (the “Employment Agreement”), as well as a consulting agreement with Mr. Friedman’s entity, Red Halo, LLC (the “Consulting Agreement”), with both agreements considered effective as of May 2, 2022.  On April 18, 2024, Dr Griff was terminated from her position as CEO of the Company, and her agreement was terminated.  On April 18, 2024 Mr. Friedman was appointed as CEO of the Company.

Under the Consulting Agreement, Mr. Friedman will provide management, financial and operational services to the Company and continue to act as the Company’s President, and will be compensated as follows: (i) Mr. Friedman’s entity, Red Halo, LLC (the “Consultant”) will receive a signing bonus consisting of non-qualified, cashless-exercise stock options to purchase 50,000 shares of Company common stock at an exercise price of $1.56/share, with a term of 7 years; (ii) the Consultant will be paid $150,000 in cash fees per year, upon completion of a $6,600,000 capital raise by the Company, such annual cash fee shall increase to $200,000 per year, and such annual cash fee shall increase by an additional $50,000 per year for each $10,000,000 increase in the Company’s gross revenues over $1,000,000; (iii) within 90 days after the end of each fiscal year beginning June 30, 2024, the Consultant will receive an annual cash bonus of at least $60,000 (the precise amount to be determined by the Company) if the Company’s net income (specifically excluding any extraordinary major shareholder-related expenses) is at or greater than $600,000 for such fiscal year; (iv) within 90 days after the end of each fiscal year beginning June 30, 2024, if the Company’s total revenue has grown at least 12% from its prior fiscal year, the Consultant will receive an equity bonus consisting of non-qualified, cashless-exercise stock options to purchase a minimum of 50,000 shares of Company common stock at an exercise price of $1.56/share, with a term of 7 years; and (v) the Consultant shall be eligible to receive the following 7-year, non-qualified, cashless-exercise stock options for each fiscal year determined by reference to the Company’s gross revenue for such fiscal year as set forth below:

Gross Revenue	Number of Options	Strike Price
$5,000,000	100,000	$1.56
$10,000,000	150,000	$2.00
$20,000,000	200,000	$3.00
$40,000,000	250,000	$4.00
$75,000,000	300,000	$5.00
$100,000,000	350,000	$6.00

The Consulting Agreement prohibits Mr. Friedman from engaging in competitive activity during the terms of the agreements with the Company, and the agreements can be terminated by either the Company or Mr. Friedman, provided that if the agreements are terminated by the Company without “cause” or by the counterparties for “good reason,” as such terms are defined in each respective agreement, the Company is obligated to make additional payments to Mr. Friedman as specified in the agreements.

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

Director Independence

During the fiscal year ended June 30, 2024 and 2023, we did not have an independent director.

Director Compensation Table

	Fiscal	Fees Earned or
Name	Year Ending June 30	Paid in Cash (1)	Stock Awards	Option Awards	All Other Compensation	Total ($)

Charles Evehardt (2)	2024	$-	$-	$-	$-	$-
	2023	$-	$-	$-	$-	$-

Michael Friedman (3)	2024	$-	$-	$-	$-	$-
	2023	$-	$-	$-	$-	$-

________

(1)	All cash fees were accrued to the directors.
(2)	Appointed as Chairman of the Board on March 25, 2021
(3)	Chairman of the Board through March 25, 2021, and Member of the Board of Directors thereafter.

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

The percentages below are calculated based on 22,748,055 shares of our common stock issued and outstanding as of April 4, 2024, and 367,500 shares of Series B Convertible Preferred Stock issued and outstanding as of September 28, 2022. Each share of Series B Convertible Preferred Stock is convertible at the election of the holder into 100 shares of common stock, and each share entitles the holder to 100 stockholder votes. We do not have any other outstanding options, warrants exercisable for, or other securities convertible into shares of our common stock within the next 60 days. Unless otherwise indicated, the address of each person listed below is care of Innovative MedTech, Inc. 2310 York St., Suite 200, Blue Island, IL 60406.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Charles Everhardt (1)	Common Stock	12,548,834	(2)	55.16%
Michael Friedman (3)	Common Stock	3,418,607		15.03%
Edward Dovner	Common Stock	12,548,834	(4)	55.16%
Martin Herskowitz (5)	Common Stock	1,987,500	(6)	8.74%
Kova Trading, LLC (7)	Common Stock	3,180,000	(8)	13.98%
Beverly and Leonard Mezei (9)	Common Stock	9,407,432	(10)	41.35%
Raymond Irni (11)	Common Stock	1,101,686		4.84%
Merle Griff, PhD	Common Stock	-		0.00%
Len Morales	Common Stock	807,295		3.55%
All Officers and Directors as a Group	Common Stock	15,967,441		70.33%

Charles Everhardt (12)	Series B Convertible Preferred Stock	100,542		27.36%
Edward Dovner (13)	Series B Convertible Preferred Stock	100,542		27.36%
Martin Herskovitz (14)	Series B Convertible Preferred Stock	15,875		4.32%
Kova Trading, LLC (15)	Series B Convertible Preferred Stock	25,400		6.91%
Beverly and Leonard Mezei (16)	Series B Convertible Preferred Stock	75,141		20.45%
VC Bin, LLC (17)	Series B Convertible Preferred Stock	50,000		13.61%
All Officers and Directors as a Group	Series B Convertible Preferred Stock	100,542		27.36%

36

________

(1)	Chairman of the Board of Directors.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the fiscal years ended June 30, 2024 and 2023, there were no relationships or related party transactions requiring disclosure, except for the following:

As of June 30, 2024, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space at this time but expects to enter into a month-to-month office lease for this space.

As of June 30, 2024, a company founded and partially owned by the Company’s Chairman, Charles Everhardt, has been assigned the $3,750,000 in payables to a Company owned by Charles Everhardt for the Vitality Card.

The amounts and terms are not necessarily what third parties would agree to.

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

38

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for the fiscal years ended June 30, 2024 and 2023, for the categories of services indicated.

	Years Ended June 30,
Category	2024	2023
Audit Fees	$68,000	$65,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$68,000	$65,000

On or about June 5, 2024, the Company engaged Astra Audit & Advisory, LLC  as its independent registered public accounting firm for the year ended June 30, 2024.

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

39

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

10.5	Share Exchange Agreement, by and between Innovative MedTech, Inc., VC Bin, LLC, Webb Media, LLC, Melides Capital, LLC, Ronald Schreiber, and Dovner Holdings, LLC, dated April 26, 2022
10.6	Executive Employment Agreement between Innovative MedTech, Inc. and Dr. Merle Griff, dated May 2, 2022
10.7	Consulting Agreement between Innovative MedTech, Inc. and Red Halo, LLC, dated May 2, 2022
10.8	Exclusive License Agreement by and between Innovative MedTech, Inc. and Shearson Kershman Labs, dated May 17, 2024
14.1	Code of Ethics (Incorporated by reference to the Company’s Form SB-2 filed with the SEC on May 12, 2006)
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

40

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Innovative MedTech, Inc.

By:	/s/ Michael Friedman
Michael Friedman
CEO, President & Interim CFO

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ Charles Everhardt	Chairman of the Board	October 15, 2024
Charles Everhardt

/s/ Michael Friedman	Director, President & Interim CFO	October 15, 2024
Michael Friedman

41