Form 10-Q
period 2024-09-30
INNOVATIVE MEDTECH, INC.
filed 2024-11-19
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

As of November 19, 2024, there were 27,918,963 shares of Common Stock, $0.000001 par value per share, issued and outstanding.

Innovative MedTech, Inc.

Form 10-Q

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless stated otherwise or the context otherwise requires, the words “we,” “us,” “our,” the “Company,” “Innovative MedTech” or “Innovative” in this Quarterly Report on Form 10-Q collectively refers to Innovative MedTech, Inc., a Delaware corporation (the “Company”), and its subsidiaries. The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” relating to the Company, within the meaning of Section 27 as of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	June 30, 2024
	Unaudited
Assets
Current assets
Cash and cash equivalents	$174,293	$113,489
Accounts receivable, net	166,449	160,996
Notes receivable, related party	9,294	9,294
Prepaid expenses	9,088	-
Total current assets	359,124	283,779

Deposits	7,961	7,961
Deposit on business acquisition	540,800	-
Right-of-use asset	249,784	241,210
Finance lease asset, net	10,327	11,475
Property, plant and equipment, net of accumulated depreciation	110,840	107,456
Total Assets	$1,278,836	$651,881

Liabilities & Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$1,463,934	$1,394,888
Accrued interest	664,770	648,771
Accrued interest, related parties	225,357	203,711
Notes payable, related parties, current	832,773	832,773
Notes payable, current, net of $9,553 and $0 in unamortized discount, respectively	372,859	317,546
Convertible notes payable, current	266,900	266,900
SBA Loan, current	5,145	5,359
Line of credit	71,442	72,810
Derivative liability	200,000	193,557
Finance lease liability	28,334	27,809
Operating lease liability	136,183	144,182
Total current liabilities	4,267,697	4,108,306

Royalty liability	1,500,000	1,500,000
Finance lease liability, non-current	38,530	45,814
Operating lease liability, non-current	118,510	97,886
Notes payable, non-current	62,036	60,048
SBA Loan, non-current	317,765	322,789
Total Liabilities	6,304,538	6,134,843

Commitments and contingencies (Note 14)

Stockholders' Deficit
Series A Preferred stock, $0.000001 par value; 500,000,000 authorized: 367,500 shares issued and outstanding	-	-
Common stock, $0.000001 par value; 130,000,000 shares authorized; 27,918,963 and 23,882,297 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	28	24
Additional paid in capital	40,419,011	39,078,224
Accumulated deficit	(45,444,741)	(44,561,210)
Total Stockholders' Deficit	(5,025,702)	(5,482,962)
Total Liabilities and Stockholders' Deficit	$1,278,836	$651,881

 See accompanying notes to unaudited consolidated financial statements.

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	September 30,
	2024	2023
	Unaudited
Revenue:
Participant fees	$252,571	$321,490
Franchise fees	175,813	159,218
	428,384	480,708

Operating expenses:
General and administrative	115,427	226,060
Stock-based compensation	28,741	0
Salaries and wages	239,260	293,512
Consulting fees	808,750	53,104
Legal and professional fees	62,950	54,839
Total operating expenses	1,255,128	627,515

Loss from operations	(826,744)	(146,807)

Other income (expense):
Interest expense, related parties	(18,639)	(16,940)
Interest expense	(29,587)	(21,863)
Change in fair value of derivatives	(6,443)	(24,733)
Amortization of debt discount	(2,447)	(8,053)
Other income	329	53,333
Total other income (expense)	(56,787)	(18,256)

Net loss	$(883,531)	$(165,063)

Basic and diluted earnings per share on net loss	$(0.03)	$(0.01)

Weighted average shares outstanding - basic and diluted	27,721,161	21,157,327

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the three months ended September 30, 2024 and 2023 (Unaudited)

					Additional
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2024	367,500	$-	23,882,297	$24	$39,078,224	$(44,561,210)	$(5,482,962)

Stock issued for services	-	-	2,036,666	2	771,248	-	771,250

Stock issued for deposit in joint venture	-	-	2,000,000	2	540,798	-	540,800

Stock-based compensation	-	-	-	-	28,741	-	28,741

Net loss	-	-	-	-	-	(883,531)	(883,531)

Balance, September 30, 2024	367,500	$-	27,918,963	$28	$40,419,011	$(45,444,741)	$(5,025,702)

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.AND SUBSIDIARIES

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

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	For the three months ended
	September 30,
	2024	2023
Cash Flows from Operating Activities
Net Loss	$(883,531)	$(165,063)

Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	9,319	24,000
Stock-based compensation	28,741	-
Stock issued for services	771,250	-
Amortization of royalty fee liability discount	-	151
Amortization of debt discount	2,447	8,053
Change in fair value of derivatives	6,443	24,733
Amortization of right-of-use	4,050	(24)
Changes in operating assets & liabilities
Accounts receivable	(5,453)	(319)
Prepaid expenses	(9,088)	750
Deposits	-	(1,245)
Accounts payable and accrued liabilities	69,046	40,272
Accrued interest, related party	21,646	17,353
Accrued interest	15,999	16,148
Net cash provided (used) by operating activities	30,869	(35,191)

Cash Flows from Investing Activities
Acquisition of fixed assets	(11,555)	(95,235)
Net cash provided (used) by investing activities	(11,555)	(95,235)

Cash Flows from Financing Activities
Proceeds from convertible notes payable	-	150,000
Proceeds from notes payable	80,000	81,729
Payments on SBA loan	(5,238)	(5,238)
Payments on convertible notes payable	-	-
Payments on notes payable	(25,145)	-
Proceeds from line of credit	-	20,000
Payments on line of credit	(1,368)	(1,593)
Payments on finance lease	(6,759)	(15,399)
Net cash provided (used) by financing activities	41,490	229,499

Increase in Cash and cash equivalents	60,804	99,073

Cash and cash equivalents at beginning of period	113,489	157,589

Cash and equivalents at end of period	$174,293	$256,662

Supplemental Cash Flow Information
Cash paid for interest	$-	$9,500
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for deposit on business acquisition	$540,800	$-
Right-of-use asset and operating lease liability	$60,115	$-

See accompanying notes to unaudited consolidated financial statements.

INNOVATIVE MEDTECH, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING SEPTEMBER 30, 2024

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

On or about May 17, 2024, the Company entered into an Exclusive License Agreement (the “Exclusive License Agreement”) with Shear Kershman Labs, a Missouri corporation (“SKL”).  SKL has developed Oral Thrush, a mouth wash that treats oral thrush, a condition in which a fungus, Candida albicans, accumulates on the lining of the mouth and sometimes overgrows and causes symptoms, such as creamy white lesions, usually on the tongue or inner cheeks. Under the Exclusive License Agreement, SKL will form a subsidiary to distribute Oral Thrush, the Company shall become an 80% owner of the subsidiary, and the Company issued 2,000,000 shares of the Company’s Common Stock to SKL.

NOTE 2. LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

For the three months ended September 30, 2024 and 2023, the Company reported a net loss of $883,531 and $165,063, respectively.

As of September 30, 2024, the Company maintained total assets of $1,278,836, total liabilities including long-term debt of $6,304,538 along with an accumulated deficit of $45,444,741.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of September 30, 2024, the Company had $174,293 cash available for operations and had an accumulated deficit of $45,444,741. Management believes that cash on hand as of September 30, 2024 is not sufficient to fund operations through June 30, 2025. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three months ended September 30, 2024 and 2023. The three months are not indicative of the year that will be ending June 30, 2025.

Principles of Consolidation

The Company has two wholly-owned operating subsidiaries; Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc., along with non-operating subsidiaries consisting of the 6 formed limited liability companies formed for the additional SarahCare location leases.  The consolidated financial statements, which include the accounts of the Company and its two wholly-owned subsidiaries, are prepared in conformity with GAAP pursuant to the rules and regulations of the SEC. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP and presented in US dollars. The fiscal year end is June 30.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that does not exceeds $250,000 at September 30, 2024. For the purpose of the consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2024 and 2023.

Earnings Per Share Calculation

Basic earnings per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. There are 1,084,366,651 of Common Stock Equivalents (“CSE”) not included in the diluted per share because they are considered anti-dilutive.

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

An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. For the three months ended September 30, 2024 and 2023, there were no impairment losses.  As of June 30, 2024, the Company recorded an impairment expense of intangible assets of $3,123,204.

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

Recently Issued Accounting Pronouncements

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations for the quarter ended as of September 30, 2024 or on a going forward basis.

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of this report; the date the consolidated financial statements were available for issue.

NOTE 4. NOTES RECEIVABLE, RELATED PARTIES

The Company has several notes receivables from a related party.  They are as follows:

	September 30, 2024	June 30, 2024

Notes receivable from related party (see Note 17), due in three months, with no installments, no interest, and in default as of March 2022	9,294	9,294
Total notes receivable	9,294	9,294
Less long-term	-	-
Total short term notes receivable	$9,294	$9,294

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2024 and June 30, 2024

	September 30,	June 30,
	2024	2024

Leasehold improvements	$20,077	$20,077
Vehicles	130,135	130,135
Computer equipment	25,048	13,493
Furniture and fixtures	3,046	3,046
	178,306	166,751
Less: Accumulated depreciation	(67,466)	(59,295)
Property, plant and equipment - net	$110,840	$107,456

Depreciation expense was $8,171 and $16,911 for the three months ended September 30, 2024 and 2023, respectively.

NOTE 6. NOTES PAYABLE

As of September 30, 2024 and June 30, 2024, the Company had $434,895 and $377,594, respectively, in outstanding notes payable, as following:

		Original			Principal Balance as of
	Date of Note	Principal	Maturity	Interest	September 30,	June 30,
Ref No.	Issuance	Balance	Date	Rate (%)	2024	2024
1	9/16/06	$100,000	*	12	$38,000	$38,000
2	12/25/20	146,021	8/15/25	10	30,307	38,572
3	2/24/14	5,000	*	9	8,547	8,547
4	2/24/14	39,000	*	9	33,687	33,687
5	2/24/14	179,124	*	9	33,697	33,697
6	7/1/23	90,985	5/5/28	9	70,560	75,091
7	8/21/23	150,000	*	12	148,000	150,000
8	7/30/24	40,250		14	40,250	-
9	7/30/24	51,750		12	41,400	-
Less: Unamortized	discount				(9,553)
	Total				$434,895	$377,594
	Total Current				$372,859	$317,546
	Total Long Term				$62,036	$60,048

________

* As of September 30, 2024, these notes are in default.

Amount Owed
Year Ended June 30, 2025	378,049
Year Ended June 30, 2026	26,422
Year Ended June 30, 2027	20,157
Year Ended June 30, 2028	19,820
Total future payments	444,488

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

NOTE 7. NOTES PAYABLE, RELATED PARTIES

As of September 30, 2024 and June 30, 2024, the Company had $832,773 and $832,773 respectively, in outstanding notes payable, related parties. As of September 30, 2024 and June 30, 2024, the Company had $225,357 and $203,711, respectively, in accrued interest related to these notes. Some of these notes were assumed in connection with the acquisition on March 25, 2021.

Ref No. Note		Date of	Original Principal	Maturity	Interest	Principal	Principal
Issuance		Issuance	Rate %	Date	Rate %	Balance 9/30/24	Balance 6/30/24
1	*	3/25/21	308,500	6/3/21	10%	$308,500	$308,500
2	*	3/25/21	47,436	6/3/21	10%	47,436	47,436
3	*	3/25/21	158,503	6/3/21	10%	158,502	158,502
4	*	3/24/22	39,000	9/24/22	6%	39,000	39,000
5	*	5/5/22	179,124	11/5/22	6%	179,124	179,124
6	*	10/5/22	20,000	4/5/23	6%	20,000	20,000
7	*	11/9/22	500	5/9/23	6%	500	500
8	*	11/18/22	4,000	5/18/23	6%	4,000	4,000
9	*	1/17/23	18,000	7/17/23	6%	18,000	18,000
10	*	2/8/23	27,000	8/8/23	6%	27,000	27,000
11	*	4/28/23	650	10/28/23	6%	650	650
12	*	5/16/23	900	11/16/23	6%	900	900
13	*	5/30/23	875	11/30/23	6%	875	875
14	*	5/21/23	410	11/31/23	6%	410	410
15	*	6/29/23	875	12/29/23	6%	875	875
16	*	1/12/24	5,000	7/12/24	6%	5,000	5,000
17	*	1/16/24	7,000	7/16/24	6%	7,000	7,000
18	*	2/21/24	10,000	8/21/24	6%	10,000	10,000
19		4/1/24	5,000	10/1/24	6%	5,000	5,000
		Total				$832,773	$832,773

* As of September 30, 2024, these notes are in default.

The above amounts and terms are not necessarily what third parties would agree to.

NOTE 8. CONVERTIBLE NOTES PAYABLE

As of September 30, 2024 and June 30, 2023, the convertible notes payable were as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 9/30/24	Principal Balance 6/30/24
8/26/14	50,000	*	10%	$0.0001	$50,000	$50,000
6/15/12	8,000	*	10%	$0.000350	8,000	8,000
10/18/11	1,900	*	8%	25% discount to market	6,900	6,900
10/3/10	20,000	*	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	*	8%	25% discount of previous 5 days closing price	4,000	4,000
2/26/07	30,000	*	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	*	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	*	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	*	10%	$0.95	15,000	15,000
4/17/07	15,000	*	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	*	10%	$0.95	18,000	18,000
11/30/06	50,000	*	10%	$0.85	50,000	50,000
10/1/05	15,000	*	10%	$0.50	15,000	15,000
Total Current					$266,900	$266,900

* As of September 30, 2024, these notes are in default.

NOTE 9. SBA LOAN

On June 25, 2020 and January 6, 2022, the Company’s wholly-owned subsidiary, Sarah Day Care Centers, Inc. received proceeds of $150,000 and $200,000, respectively, in the form of an SBA loan. Installment payments, including principal and interest of $1,746 are due monthly beginning on December 22, 2021. The balance of principal and interest is payable thirty years from the promissory note date. The interest accrues at a rate of 3.75% per annum. During the three months ended September 30, 2024 and 2023, the Company recorded $0 and $3,273 in accrued interest related to the SBA loan.

Amount Owed

Year Ended June 30, 2025	$6,829
Year Ended June 30, 2026	7,089
Year Ended June 30, 2027	7,360
Year Ended June 30, 2028	7,641
Year Ended June 30, 2029	7,932

Payments 2030 & Thereafter	286,059
Total Payments	$322,910

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares.

	September 30, 2024
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	1,461,911	$200,000

	June 30, 2024
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	818,753	$193,557

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended September 30, 2024 and 2023:

The financings giving rise to derivative financial instruments and the income effects:

	Three Months Ended
	September 30,	September 30,
	2024	2023
Compound embedded derivative	$(6,443)	$(24,733)
Day one derivative loss	-	-
Total derivative gain (loss)	$(6,443)	$(24,733)

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

	Inception	September 30, 2024	June 30, 2024
Quoted market price on valuation date	$0.01	$0.2975	$0.40
Contractual conversion rate	$0.0054 - $0.0081	$0.19 – 0.23	$0.338 - $0.556
Range of effective contractual conversion rates	-		-
Contractual term to maturity	1.00 Year	0.25 Years	0.25 Years
Market volatility:
Volatility	138.28%-238.13%	138.28%-238.13%	138.28%-238.13%
Contractual interest rate	5%-12%	5%-12%	5%-12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the three months ended September 30, 2024 and June 30, 2023.

	September 30, 2024	June 30, 2024
Beginning balance	$193,557	$201,607
Issuances:
Convertible Note Financing	-	-
Removals	-	-
Changes in fair value inputs and assumptions reflected	6,443	(8,050)
Conversions	-	-
Ending balance	$200,000	$193,557

The fair value of the compound embedded derivative is significantly influenced by the Company’s trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique.

NOTE 11. STOCKHOLDERS’ DEFICIT

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

Common Stock

On or about September 11, 2024, the Company issued 2,000,000 common shares, par value, $0.000001 per share, to shareholders of Shear Kershman Labs for the Exclusive License Agreement entered into with the Company.

On or about September 11, 2024, the Company issued 2,036,666 common shares, par value, $0.000001 per share, to several consultants for consulting services and their expertise in technology, financial services and media.

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

NOTE 12. PROVISION FOR CORPORATE INCOME TAXES

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

The valuation allowance at September 30, 2024 was $11,394,318 and as of June 30, 2024 was $11,164,600.  The net change in allowance during the quarters ended September 30, 2024 and 2023 was $4,009,262 and $590,629, respectively.

As of September 30, 2024, the Company has federal net operating loss carry forwards of approximately $43,824,300 available to offset future taxable income through 2040. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the three months ended September 30, 2024 and 2023 due to losses and full valuation allowances against net deferred tax assets.

As of September 30, 2024 and 2023, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

Based on management’s review of the Company’s tax position, the Company had no significant unrecognized corporate tax liabilities as of September 30, 2024 and June 30, 2024 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 and 2012 through 2021 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 13. UNPAID PAYROLL TAXES

As of September 30, 2024 and June 30, 2024, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $60,402 and $17,401, respectively, subject to further interest and penalties. The total amount due to both taxing authorities including penalties and interest as of September 30, 2024 and June 30, 2024 was approximately $77,803 subject to further penalties and interest. This is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

IRS Tax Lien

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Rent

As of September 30, 2024, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

SarahCare leases two properties for its corporate office and its one  corporate owned centers. SarahCare’s lease for its first corporate-owned SarahCare location is for approximately 5,300 square feet located at 6199 Frank Ave. NW, North Canton, Ohio, 44720. The lease began in 2018 and ends in 2026.

SarahCare’s lease for its second corporate-owned SarahCare location is for approximately 6,000 square feet located at SarahCare of Stow, 4472 Darrow Road, Stow, Ohio, 44224. The lease began in 2018 and ends in 2026. SarahCare closed this location in April 2024.  The Company is currently negotiating with the landlord to find a new tenant and to repay the remaining amounts due on this lease.

SarahCare

The Company is currently in default under its payment obligations in connection with the acquisition of SarahCare. The Company has $1.5 Million Dollars on its balance sheet for the payment obligation due SarahCare, for the years ending June 30, 2024 and June 30, 2023.  The Company is involved in a lawsuit with the original shareholders of SarahCare, who are seeking $1,841,537 in damages, plus interests, costs and attorney fees; this amount includes te original $1.5 Million. The Company intends to vigorously defend itself in this matter, and believes that the likelihood of a negative outcome is considered to be remote.

NOTE 15. LEASES

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

Right-of-use asset is summarized below:

	September 30, 2024
	Stow Professional Center Lease	S. Frank Professional Lease	Higbee Lease	Total
Office lease	$282,371	$412,770	$60,115	$755,256
Less: accumulated amortization	(240,601)	(253,045)	(11,826)	(505,472)
Right-of-use asset, net	$41,770	$159,725	$48,289	$249,784

Right-of-use asset is summarized below:

	June 30, 2024
	Stow Professional Center Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$412,770	$695,141
Less: accumulated amortization	(220,493)	(233,438)	(453,931)
Right-of-use asset, net	$61,878	$179,332	$241,210

Operating lease liability is summarized below:

	September 30, 2024
	Stow Professional Center Lease	S. Frank Professional Lease	Higbee Lease	Total
Office lease	$42,405	$159,725	52,560	$254,690
Less: current portion	(42,405)	(83,500)	(10,275)	(136,180)
Long term portion	$-	$76,225	42,285	$118,510

Operating lease liability is summarized below:

	June 30, 2024
	Stow Professional Center Lease	S. Frank Professional Lease	Total
Office lease	$62,733	$179,333	$242,066
Less: current portion	(62,733)	(81,447)	(144,180)
Long term portion	$-	$97,886	$97,886

Maturity of the lease liability is as follows:

Finance leases

	September 30, 2024
	Stow Professional Center Lease	S. Frank Professional Lease	Higbee Lease	Total
Year ending June 30, 2025	$43,293	$71,192	$11,208	$125,693
Year ending June 30, 2026		94,923	14,944	109,867
Year ending June 30, 2027		7,910	15,941	23,851
Year ending June 30, 2028			16,440	16,440
Year ending June 30, 2029	-		5,480	5,480
Total future minimum lease payments	43,293	174,025	64,013	281,331
Present value discount	(888)	(14,300)	(11,453)	(26,641)
Lease liability	$42,405	$159,725	52,560	$254,690

Commencing during the quarter ended September 30, 2024, the Company leases office equipment under two finance leases with combined monthly payments of $5,897. The leases mature on March 1, 2024 and December 1, 2026.

Finance right of use assets are summarized below:

	As of	As of
	September 30,	June 30,
	2024	2024
Equipment lease	$24,097	$24,097
Less accumulated amortization	(13,770)	(12,622)
Finance right of use asset	$10,327	$11,475

On October 1, 2021, the Company discontinued use of one of its copiers. As a result, the Company recorded an impairment of assets in the amount of $84,364. Amortization expense was $1,108 and  $5,738 for the three months ended September 30, 2024 and 2023, respectively.

Finance lease liabilities are summarized below:

	As of	As of
	September 30,	June 30,
	2024	2024
Equipment lease	$66,864	$73,623
Less: current portion	(28,334)	(27,809)
Long term portion	$38,530	$45,814

Equipment
Lease
Year Ended June 30, 2025	$24,291
Year Ended June 30, 2026	32,388
Year Ended June 30, 2027	16,194
Total future minimum lease payments	72,873
Less imputed interest	(6,009)
PV of payments	$66,864

NOTE 16. RELATED PARTY TRANSACTIONS

During the quarters ended September 30, 2024 and 2023, related party transactions were as follows:

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

NOTE 17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through November 19, 2024, the date the financial statements were available to be issued, and determined that there were no such events requiring adjustment to, or disclosure in, the accompanying consolidated financial statements except as described below.

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

The Company is a provider of health and wellness services and has two divisions: technology and devices and Adult Day Services.  The Company’s technology and devices division has signed a distribution agreement with 2 products: a high detection vein visualization device and an Oral Thrush product, and the Company’s wholly owned subsidiary SarahCare, an adult day care center franchisor with 1 corporate owned center and 24 franchise locations across the United States. SarahCare offers seniors daytime care and activities ranging from exercise and medical needs daily to nursing care and salon services.

On March 25, 2021, the Company acquired two companies, Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. (collectively “SarahCare”), an adult day care center franchisor and provider. On March 25, 2021, the Company acquired two companies, Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. (collectively “SarahCare”), an adult day care center franchisor and provider. At that time, SarahCare had 25 centers (2 corporate and 23 franchise locations) located in 13 states, SarahCare offers seniors daytime care and activities focusing on meeting their physical and medical needs on a daily basis, and ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives. We are now focusing all of our efforts on our senior care operations.

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

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

As of September 30, 2024, the Company had current assets of $1,278,836. The Company has a limited amount of liquid cash and no other liquid assets on hand as of September 30, 2024, and this is not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise.

Our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

Results of Operations for the Three Months Ended September 30, 2024, and March 31, 2023

For the quarter ended September 30, 2024, we recorded gross revenues of $428,384 versus $480,708 for the quarter ended September 30, 2023, as a result of the Company’s closure of one of its corporate locations, ability to close some of the centers for limited amounts of time, and fewer participants coming to the centers.

For the quarter ended September 30, 2024, operating expenses increased to $1,255,128 from $627,515, a $627,613 increase, or (100.02%), over the quarter ended September 30, 2023.  The increase is due to an increase in consulting and legal and professional fees.

For the quarter ended September 30, 2024, interest expense increased to $29,587 from $21,863 an increase of 35.33% over the quarter ended September 30, 2023. This increase is primarily due to an increase in interest expense.

For the quarter ended September 30, 2024, we realized a net loss of $883,531 as compared to a net loss of $165,063 for the quarter ended September 30, 2023.  The increase in our net loss of $718,468 was primarily due to an increase in consulting legal and professional fees.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2024, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than disclosed herein, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

On or about October 2, 2024, Sarah Adult Day Services, Inc. was named as a defendant in a complaint filed in the Summit County Court of Common Please, Summit County Courthouse in Akron, OH (case no.: CV-2024-10-4369), but Premier Wadsworth Property, LLC (the “Plaintiff”), who is the owner and landlord for the Stow Professional Center, where SarahCare had a corporate center, which it closed around April 2024, approximately 1 year prior to the term of the lease.  The Plaintiff alleges that it is owed damages totaling at least $102,407, including all rent, utilities, and attorney’s fees.  The Company intends to vigorously defend itself in this matter.

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

On April 7, 2013, three note holders (Brook Hazelton, Benjamin M. Manalaysay, Jr., and Diego McDonald, the “Plaintiffs”), whom together invested a total principal amount of $45,000 in the form of Convertible Promissory Notes (the ”Notes”) to the Company, together filed a “Notice of Commencement of Action Subject to Mandatory Electronic Filing” in the Supreme Count of the State of New York, County of New York. The Plaintiffs alleged that the Company breached their contracts with the Plaintiffs and included causes of action for unjust enrichment and related claims, seeking repayment of each of their respective convertible promissory notes plus interest. On or about February 24, 2014, the three Plaintiffs received judgment against the Company from the court in the amounts of $33,686, $8,546 and $33,696 respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2024, the Company did not have any unregistered sales of any equity securities.

Item 3. Defaults Upon Senior Securities.

During the quarter ended September 30, 2024, the Company was in default under the majority of its outstanding legacy convertible notes.

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

Date: November 19, 2024

