Form 10-Q/A
period 2024-09-30
INNOVATIVE MEDTECH, INC.
filed 2024-11-20
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Unless stated otherwise or the context otherwise requires, the words “we,” “us,” “our,” the “Company,” “Innovative MedTech” or “Innovative” in this Quarterly Report on Form 10-Q collectively refers to Innovative MedTech, Inc., a Delaware corporation (the “Company”), and its subsidiaries. The information in this Quarterly Report on Form 10-Q/A contains “forward-looking statements” relating to the Company, within the meaning of Section 27 as of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As of September 30, 2024 and June 30, 2024, the convertible notes payable were as follows:

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

NOTE 9. SBA LOAN

On June 25, 2020 and January 6, 2022, the Company’s wholly-owned subsidiary, Sarah Day Care Centers, Inc. received proceeds of $150,000 and $200,000

, respectively, in the form of an SBA loan. Installment payments, including principal and interest of $1,746 are due monthly beginning on December 22, 2021. The balance of principal and interest is payable thirty years from the promissory note date. The interest accrues at a rate of 3.75% per annum. During the three months ended September 30, 2024 and 2023, the Company recorded $0 and $3,273 in accrued interest related to the SBA loan.

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

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the three months ended September 30, 2024 and the year ended June 30, 2024.

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

SarahCare

The Company is currently in default under its payment obligations in connection with the acquisition of SarahCare. The Company has $1.5 Million Dollars on its balance sheet for the payment obligation due SarahCare, for the years ending June 30, 2024 and June 30, 2023.  The Company is involved in a lawsuit with the original shareholders of SarahCare, who are seeking $1,841,537 in damages, plus interests, costs and attorney fees; this amount includes the original $1.5 Million. The Company intends to vigorously defend itself in this matter, and believes that the likelihood of a negative outcome is considered to be remote.

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

Date: November 20, 2024

