Form 10-Q
period 2024-12-31
INNOVATIVE MEDTECH, INC.
filed 2025-02-19
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 18, 2025, there were 52,518,963 shares of Common Stock, $0.000001 par value per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS UNAUDITED

	December 31, 2024	June 30, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$98	$873
Notes receivable, related party	9,294	9,294
Assets of discontinued operations, current	256,500	273,612
Total current assets	265,892	283,779

Deposit on business acquisition	540,800	-
Assets of discontinued operations, non-current	325,494	368,102
Total Assets	$1,132,186	$651,881

Liabilities & Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$247,600	$498,217
Accrued interest	668,198	633,868
Accrued interest, related parties	181,370	152,079
Notes payable, related parties, current	674,271	674,271
Notes payable, current	388,864	263,931
Convertible notes payable, current	266,900	266,900
Derivative liability	201,292	193,557
Liabilities of discontinued operations, current	1,362,873	1,418,534
Total current liabilities	3,991,368	4,101,357

Royalty liability	1,500,000	1,500,000
Liabilities of discontinued operations, non-current	485,286	533,486
Total Liabilities	5,976,654	6,134,843

Commitments and contingencies (Note 13)

Stockholders' Deficit
Series A Preferred stock, $0.000001 par value; 500,000,000 authorized: 367,500 shares issued and outstanding	-	-
Common stock, $0.000001 par value; 130,000,000 shares authorized; 52,518,963 and 23,882,297 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	53	24
Additional paid in capital	41,724,553	39,078,224
Accumulated deficit	(46,569,074)	(44,561,210)
Total Stockholders' Deficit	(4,844,468)	(5,482,962)
Total Liabilities and Stockholders' Deficit	$1,132,186	$651,881

 See accompanying notes to unaudited consolidated financial statements.

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED

	For the three months ended		For the six months ended
	December 31,		December 31,
	2024	2023	2024	2023

Revenue:
Participant fees	$-	$-	$-	$-
Franchise fees	-	-	-	-

Operating expenses:
General and administrative	17,419	5,462	24,064	14,513
Stock-based compensation	75,567	-	104,308	-
Consulting fees	937,500	41,507	1,746,250	93,074
Legal and professional fees	43,690	46,865	97,050	83,644
Total operating expenses	1,074,176	93,834	1,971,672	191,231

Loss from operations	(1,074,176)	(93,834)	(1,971,672)	(191,231)

Other income (expense):
Interest expense, related parties	-	(16,100)	(18,639)	(33,040)
Interest expense	(29,940)	(10,352)	(46,224)	(18,850)
Change in fair value of derivatives	(1,292)	5,165	(7,735)	(19,568)
Amortization of debt discount	(3,632)	(14,796)	(6,079)	(22,849)
Total other income (expense)	(34,864)	(36,083)	(78,677)	(94,307)

Net loss from continuing operations	$(1,109,040)	$(129,917)	$(2,050,349)	$(285,538)

Discontinued operations
Gain (loss) from operations of discontinued operations	(15,293)	(58,228)	42,485	(67,670)
Total discontinued operations	(15,293)	(58,228)	42,485	(67,670)

Loss before tax benefit (expense)	(1,124,333)	(188,145)	(2,007,864)	(353,208)

Income tax benefit (expense)	-	-	-	-

Net loss applicable to common stockholders	(1,124,333)	(188,145)	(2,007,864)	(353,208)

Basic and diluted earnings per share on net loss	$(0.04)	$(0.01)	$(0.07)	$(0.02)

Weighted average shares outstanding - basic and diluted	30,892,589	21,157,327	27,809,455	21,157,327

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2024

UNAUDITED

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2024	367,500	$—	23,882,297	$24	$39,078,224	$(44,561,210)	$(5,482,962)

Stock issued for services	—	—	2,036,666	2	771,248	—	771,250

Stock issued for deposit in joint venture	—	—	2,000,000	2	540,798	—	540,800

Stock-based compensation	—	—	—	—	28,741	—	28,741

Net loss	—	—	—	—	—	(883,531)	(883,531)

Balance, September 30, 2024	367,500	—	27,918,963	28	40,419,011	(45,444,741)	(5,025,702)

Stock issued for services	—	—	18,100,000	18	904,982	—	905,000

Stock issued for satisfaction of accounts payable	—	—	6,500,000	7	324,993	—	325,000

Stock-based compensation	—	—	—	—	75,567	—	75,567

Net loss	—	—	—	—	—	(1,124,333)	(1,124,333)

Balance, December 31, 2024	367,500	$—	52,518,963	$53	$41,724,553	$(46,569,074)	$(4,844,468)

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

(FORMERLY FRESH HARVEST PRODUCTS, INC.)

 AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023

UNAUDITED

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2023	417,500	$—	21,157,327	$21	$35,313,906	$(36,622,313)	$(1,308,386)

Warrants issued with notes payable	—	—	—	—	22,849	—	22,849

Net loss	—	—	—	—	—	(165,063)	(165,063)

Balance, September 30, 2023	417,500	—	21,157,327	21	35,336,755	(36,787,376)	(1,450,600)

Net loss	—	—	—	—	—	(188,145)	(188,145)

Balance, December 31, 2023	417,500	$—	21,157,327	$21	$35,336,755	$(36,975,521)	$(1,638,745)

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED

	For the six months ended
	December 31,
	2024	2023
Cash Flows from Operating Activities
Net Loss	$(2,007,864)	$(353,208)

Adjustments to reconcile net loss to net
cash used by operating activities:
Stock-based compensation	104,308	-
Stock issued for services	1,676,250	-
Amortization of royalty fee liability discount	-	151
Change in fair value of derivatives	7,735	19,568
Amortization of debt discount	6,079	22,849
Changes in operating assets & liabilities
Accounts payable and accrued liabilities	74,384	40,693
Accrued interest, related party	29,291	25,024
Accrued interest	34,330	26,715
Net change in operating activities from continuing operations	(75,487)	(218,208)

Cash Flows from Financing Activities
Proceeds from notes payable	137,000	150,000
Payments on notes payable	(18,146)	-
Net change in financing activities from continuing operations	118,854	150,000

Net change in cash and cash equivalents from continuing operations	43,367	(68,208)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net change in operating activities from discontinued operations	(40,759)	70,924
Net change in investing activities from discontinued operations	-	-
Net change in financing activities from discontinued operations	(3,383)	(3,258)
Net change in cash and cash equivalents from discontinued operations	(44,142)	67,666

Net change in cash and cash equivalents	(775)	(542)

Cash and cash equivalents at beginning of period	873	1,120

Cash and equivalents at end of period	$98	$578

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for deposit on business acquisition	$540,800	$-
Common stock issued for satisfaction of accounts payable	$325,000	$-

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING DECEMBER 31, 2024

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

On or about April 16, 2024, the Company entered into a distribution agreement (the "Agreement") with Near Infrared Imaging, Inc. ("NII") for Vein-Eye Carry, a patent-pending vein illumination technology which employs advanced optics and real-time imaging to precisely identify veins, reducing the need for multiple attempts and enhancing procedural accuracy. The Agreement gives the Company the non-exclusive right to distribute NII's product(s) with no limitations on the territory. NII's Vein-Eye Carry is a Class 1, 510-k exempt medical device, is TAA and FAR compliant, and is designed, engineered and manufactured in the U.S. The Vein-Eye Carry is lightweight and portable and can be successfully carried into a home, up flights of stairs, carried into a clinic nursing home, placed in an ambulance or another emergency medical vehicle.  On December 15, 2024, the Company was notified by NII that NII would be exercising the thirty (30) notice for termination of the Agreement between the companies.

IMTH has recently signed consulting agreements with two highly experienced wound care specialists to manage the Company’s expansion into the burgeoning advanced wound care market.  IMTH expects to utilize the biological amnionic membrane allograft which has proven to be a dramatic leap forward in wound care with a very high success rate for closing and healing infected wounds, far beyond anything that has previously been achieved. IMTH’s new consultants have contracts with two of the largest distributors for biological amnion membrane allografts. Their primary objectives are to pursue potential wound care acquisitions and partnerships for IMTH and to make IMTH an active sales representative to the largest consumers of wound care services, including wound care centers, nursing homes, assisted living centers, podiatrists, etc. IMTH is committed to becoming a major player in advanced wound care treatment.

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

On December 20, 2024, Texas A&M University College of Dentistry and SKL signed a Memorandum of Understanding (MOU) to collaborate on transformative healthcare initiatives in oral care, including performing a bioequivalency study for Oral Thrush.

The Company is actively planning to sell its wholly-owned subsidiaries Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. Accordingly, the Company categorized Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. as discontinued operations in our financial statements for the three and six months ended December 31, 2024 and 2023.

NOTE 2. LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

For the six months ended December 31, 2024 and 2023, the Company reported a net loss of $2,007,864 and $353,208, respectively.

As of December 31, 2024, the Company maintained total assets of $1,132,186, total liabilities including long-term debt of $5,976,654 along with an accumulated deficit of $46,569,074.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of December 31, 2024, the Company had $98 cash available for operations and had an accumulated deficit of $46,569,074. Management believes that cash on hand as of December 31, 2024 is not sufficient to fund operations through June 30, 2025. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six months ended December 31, 2024 and 2023. The six months are not indicative of the year that will be ending June 30, 2025.

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

Discontinued Operations

A component of an entity that is disposed of by sale or abandonment is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity's operations and financial results. The results of discontinued operations are aggregated and presented separately in the Consolidated Statement of Operations. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheet, including the comparative prior year period. Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. cash flows are reflected as cash flows from discontinued operations within the Company’s Consolidated Statements of Cash Flows for each period presented.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, and historical results of Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. The discontinued operations exclude general corporate allocations.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that does not exceed $250,000 at December 31, 2024. For the purpose of the consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2024 and 2023.

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

This is now presented in the Gain (Loss) of discontinued operations on the Unaudited Consolidated Statement of Operations.

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

This is now presented in the Gain (Loss) of discontinued operations on the Unaudited Consolidated Statement of Operations.

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

This is now presented in the Gain (Loss) of discontinued operations on the Unaudited Consolidated Statement of Operations.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, *Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures*, enhancing segment expense transparency. The update requires public entities to disclose significant segment expenses regularly provided to the chief operating decision maker and extends certain annual segment disclosures to interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with interim period application required starting after December 15, 2024, and early adoption permitted.

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations for the quarter ended as of December 31, 2024 or on a going forward basis.

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of this report; the date the consolidated financial statements were available for issue.

NOTE 4. SEGMENT REPORTING

The Company operates as a single reportable segment and evaluates performance based on revenue and operating income. In accordance with ASU 2023-07, the Company discloses significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included in the reported measure of segment profit. For the period ended December 31, 2024, significant segment expenses include consulting fees and stock based compensation.

Since the Company has only one reportable segment, all required segment disclosures, including those previously presented only on an annual basis, are now provided in both annual and interim financial statements.

NOTE 5. DISCONTINUED OPERATIONS

The Company is actively planning to sell its wholly-owned subsidiaries Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. Accordingly, the Company categorized Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. as discontinued operations in our financial statements for the three and six months ended December 31, 2024 and 2023.

The operating results for discontinued operations have been presented in the accompanying consolidated statement of operations for the six months ended December 31, 2024 and 2023 as discontinued operations and are summarized below:

	Six Months Ended December 31,
	2024	2023
Total revenue	$843,080	$913,399
Operating expenses	793,441	1,025,730
Income from operations	49,639	(112,331)
Other income (expenses)	(7,154)	44,661
Gain (loss) from operations of discontinued operations	$42,485	$(67,670)

The operating results for discontinued operations have been presented in the accompanying consolidated statement of operations for the three months ended December 31, 2024 and 2023 as discontinued operations and are summarized below:

	Three Months Ended December 31,
	2024	2023
Total revenue	$414,696	$432,691
Operating expenses	435,810	495,612
Income from operations	(21,114)	(62,921)
Other income (expenses)	5,821	4,693
Gain (loss) from operations of discontinued operations	$(15,293)	$(58,228)

The assets and liabilities of the discontinued operations at December 31, 2024 and June 30, 2024 are summarized below:

		December 31, 2024	June 30, 2024

Cash and cash equivalents		$88,663	$112,615
Accounts receivable, net		155,433	160,997
Prepaid expenses		12,404	0
Assets of discontinued operations, current		256,500	273,612

Deposits		7,962	7,962
Right-of-use asset	(2)	206,105	241,210
Finance lease asset, net	(2)	8,780	11,475
Property and equipment, net	(1)	102,647	107,455
Assets of discontinued operations, non-current		325,494	368,102
Total Assets		$581,994	$641,714

Accounts payable and accrued expenses		$892,243	$896,673
Accrued interest		14,902	14,902
Accrued interest, related parties		59,558	51,633
Notes payable, related parties, current	(3)	158,502	158,502
Notes payable, current	(4)	38,687	46,664
SBA loan	(5)	6,958	5,359
Line of credit		45,448	72,810
Finance lease liability	(2)	28,869	27,809
Operating lease liability	(2)	117,706	144,182
Liabilities of discontinued operations, current		1,362,873	1,418,534

Notes payable, non-current		49,892	66,999
Finance lease liability, non-current		31,110	45,814
Operating lease liability, non-current		93,570	97,884
SBA Loan, non-current		310,714	322,789
Liabilities of discontinued operations, non-current		485,286	533,486
Total Liabilities		$1,848,159	$1,952,020

(1) Property and equipment, net

Property and equipment, at cost, for the discontinued operations consisted of the following at December 31, 2024 and June 30, 2024:

	December 31,	June 30,
	2024	2024

Leasehold improvements	$20,077	$20,077
Vehicles	130,135	130,135
Computer equipment	25,048	13,493
Furniture and fixtures	3,046	3,046
	178,306	166,751
Less: Accumulated depreciation	(75,659)	(59,296)
Property, plant and equipment - net	$102,647	$107,455

Depreciation expense for the discontinued operations for the six months ended December 31, 2024 and 2023 was $19,715 and $30,652, respectively.

Depreciation expense for the discontinued operations for the three months ended December 31, 2024 and 2023 was $7,840 and $10,904, respectively.

(2) Leases

Operating leases

Stow Professional Lease

Sarah Adult Day Centers, Inc. has a facilities lease with 6,000 square feet at 4472 Darrow Road, Stow, Ohio 44224. The lease expires on December 31, 2025 and the lease payments are as follows:

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

Harbor Lease

Sarah Adult Day Centers, Inc. has a facilities lease with 3,469 square feet at 4580 Stephen Circle NW. Canton, OH 44718. The monthly lease payments are $4,500 and the lease expires on December 31, 2023.

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

Right-of-use asset is summarized below:

	December 31, 2024
	Stow Professional Center Lease	S. Frank Professional Lease	Higbee Lease	Total
Office lease	$282,371	$412,770	$60,115	$755,256
Less: accumulated amortization	(261,222)	(273,147)	(14,782)	(549,151)
Right-of-use asset, net	$21,149	$139,623	$45,333	$206,105

Right-of-use asset is summarized below:

	June 30, 2024
	Stow Professional Center Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$412,770	$695,141
Less: accumulated amortization	(220,493)	(233,438)	(453,931)
Right-of-use asset, net	$61,878	$179,332	$241,210

Operating lease liability is summarized below:

	December 31, 2024
	Stow Professional Center Lease	S. Frank Professional Lease	Higbee Lease	Total
Office lease	$21,565	$139,623	50,088	$211,276
Less: current portion	(21,565)	(85,605)	(10,536)	(117,706)
Long term portion	$-	$54,018	39,552	$93,570

Operating lease liability is summarized below:

	June 30, 2024
	Stow Professional Center Lease	S. Frank Professional Lease	Total
Office lease	$62,733	$179,333	$242,066
Less: current portion	(62,733)	(81,449)	(144,182)
Long term portion	$-	$97,884	$97,884

Maturity of the lease liability is as follows:

Finance leases

	December 31, 2024
	Stow Professional Center Lease	S. Frank Professional Lease	Higbee Lease	Total
Year ending June 30, 2025	$21,745	$47,462	$7,472	$76,679
Year ending June 30, 2026		94,923	14,944	109,867
Year ending June 30, 2027		7,910	15,941	23,851
Year ending June 30, 2028			16,440	16,440
Year ending June 30, 2029	-		5,480	5,480
Total future minimum lease payments	21,745	150,295	60,277	232,317
Present value discount	(180)	(10,672)	(10,191)	(21,043)
Lease liability	$21,565	$139,623	50,086	$211,274

Commencing during the six months ended December 31, 2024, the Company leases office equipment under two finance leases with combined monthly payments of $5,897. The leases mature on March 1, 2024 and December 1, 2026.

Finance right of use assets are summarized below:

	As of	As of
	December 31,	June 30,
	2024	2024
Equipment lease	$24,097	$24,097
Less accumulated amortization	(15,317)	(12,622)
Finance right of use asset	$8,780	$11,475

On October 1, 2021, the Company discontinued use of one of its copiers. As a result, the Company recorded an impairment of assets in the amount of $84,364. Amortization expense was $1,108 and  $5,738 for the six months ended December 31, 2024 and 2023, respectively.

Finance lease liabilities are summarized below:

	As of	As of
	December 31,	June 30,
	2024	2024
Equipment lease	$59,979	$73,623
Less: current portion	(28,869)	(27,809)
Long term portion	$31,110	$45,814

Equipment
Lease
Year Ended June 30, 2025	$16,194
Year Ended June 30, 2026	32,388
Year Ended June 30, 2027	16,194
Total future minimum lease payments	64,776
Less imputed interest	(4,798)
PV of payments	$59,978

(3) Notes payable, related parties

As of December 31, 2024 and June 30, 2024, the Company had $158,502 in outstanding notes payable, related parties. As of December 31, 2024 and June 30, 2024, the Company had $59,558 and $51,633, respectively, in accrued interest related to these notes.

Ref No. Note		Date of	Original Principal	Maturity	Interest	Principal	Principal
Issuance		Issuance	Rate %	Date	Rate %	Balance 12/31/24	Balance 6/30/24
1	*	3/25/21	158,502	6/3/21	10%	$158,502	$158,502
		Total				$158,502	$158,502

(4) Notes payable

As of December 31, 2024 and June 30, 2024, the Company had $388,864 and $263,931, respectively, in outstanding notes payable, as following:

		Original			Principal Balance as of
	Date of Note	Principal	Maturity	Interest	December 31,	June 30,
Ref No.	Issuance	Balance	Date	Rate (%)	2024	2024
1	12/25/20	$146,021	08/15/2025	10	$22,041	$38,572
2	2/24/14	90,985	05/05/2028	9	66,538	75,091
	Total				$88,579	$113,663
	Total Current				$38,687	$46,664
	Total Long Term				$49,892	$66,999

(5) SBA loan

On June 25, 2020 and January 6, 2022, Sarah Day Care Centers, Inc. received proceeds of $150,000 and $200,000, respectively, in the form of an SBA loan. Installment payments, including principal and interest of $1,746 are due monthly beginning on December 22, 2021. The balance of principal and interest is payable thirty years from the promissory note date. The interest accrues at a rate of 3.75% per annum. During the six months ended December 31, 2024 and 2023, the Company recorded $0 and $3,273 in interest expense related to the SBA loan.

Amount Owed

Year Ended June 30, 2025	$3,446
Year Ended June 30, 2026	7,089
Year Ended June 30, 2027	7,360
Year Ended June 30, 2028	7,641
Year Ended June 30, 2029	7,932

Payments 2030 & Thereafter	284,204
Total Payments	$317,672

NOTE 6. NOTES RECEIVABLE, RELATED PARTIES

The Company has several notes receivables from a related party. They are as follows:

	December 31, 2024	June 30, 2024

Notes receivable from related party due in three months, with no installments, no interest, and in default as of March 2022	9,294	9,294
Total notes receivable	9,294	9,294
Less long-term	-	-
Total short term notes receivable	$9,294	$9,294

NOTE 7. NOTES PAYABLE

As of December 31, 2024 and June 30, 2024, the Company had $388,864 and $263,931, respectively, in outstanding notes payable, as following:

		Original			Principal Balance as of
	Date of Note	Principal	Maturity	Interest	December 31,	June 30,
Ref No.	Issuance	Balance	Date	Rate (%)	2024	2024
1	9/16/06	$100,000	*	12	$38,000	$38,000
2	2/24/14	5,000	*	9	8,547	8,547
3	2/24/14	39,000	*	9	33,687	33,687
4	2/24/14	179,124	*	9	33,697	33,697
5	8/21/23	150,000	*	12	148,000	150,000
6	7/30/24	40,250	5/30/25	14	39,629	-
7	7/30/24	51,750	5/30/25	12	36,225	-
8	12/9/24	28,500	3/7/25	12	28,500	-
9	12/12/24	28,500	3/7/25	12	28,500	-
Less: Unamortized	discount				(5,921)	-
	Total				$388,864	$263,931
	Total Current				$388,864	$263,931
	Total Long Term				$-	$-

________

* As of December 31, 2024, these notes are in default.

On December 12, 2024, the Company entered into a Promissory Note Agreement with a lender in the amount of $28,500, at an interest rate of 12% and a maturity date of March 7, 2025.

On December 9, 2024, the Company entered into a Promissory Note Agreement with a lender in the amount of $28,500, at an interest rate of 12% and a maturity date of March 7, 2025.

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

NOTE 8. NOTES PAYABLE, RELATED PARTIES

As of December 31, 2024 and June 30, 2024, the Company had $674,271 and $674,271 respectively, in outstanding notes payable, related parties. As of December 31, 2024 and June 30, 2024, the Company had $240,994 and $203,711, respectively, in accrued interest related to these notes. Some of these notes were assumed in connection with the acquisition on March 25, 2021.

Ref No. Note		Date of	Original Principal	Maturity	Interest	Principal	Principal
Issuance		Issuance	Rate %	Date	Rate %	Balance 12/31/24	Balance 6/30/24
1	*	3/25/21	308,500	6/3/21	10%	$308,501	$308,501
2	*	3/25/21	47,436	6/3/21	10%	47,436	47,436
4	*	3/24/22	39,000	9/24/22	6%	39,000	39,000
5	*	5/5/22	179,124	11/5/22	6%	179,124	179,124
6	*	10/5/22	20,000	4/5/23	6%	20,000	20,000
7	*	11/9/22	500	5/9/23	6%	500	500
8	*	11/18/22	4,000	5/18/23	6%	4,000	4,000
9	*	1/17/23	18,000	7/17/23	6%	18,000	18,000
10	*	2/8/23	27,000	8/8/23	6%	27,000	27,000
11	*	4/28/23	650	10/28/23	6%	650	650
12	*	5/16/23	900	11/16/23	6%	900	900
13	*	5/30/23	875	11/30/23	6%	875	875
14	*	5/21/23	410	11/31/23	6%	410	410
15	*	6/29/23	875	12/29/23	6%	875	875
16	*	1/12/24	5,000	7/12/24	6%	5,000	5,000
17	*	1/16/24	7,000	7/16/24	6%	7,000	7,000
18	*	2/21/24	10,000	8/21/24	6%	10,000	10,000
19	*	4/1/24	5,000	10/1/24	6%	5,000	5,000
		Total				$674,271	$674,271

* As of December 31, 2024, these notes are in default.

The above amounts and terms are not necessarily what third parties would agree to.

NOTE 9. CONVERTIBLE NOTES PAYABLE

As of December 31, 2024 and June 30, 2024, the convertible notes payable were as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 12/31/24	Principal Balance 6/30/24
8/26/14	50,000	*	10%	$0.0001	$50,000	$50,000
6/15/12	8,000	*	10%	$0.000350	8,000	8,000
10/18/11	1,900	*	8%	25% discount to market	6,900	6,900
10/3/10	20,000	*	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	*	8%	25% discount of previous 5 days closing price	4,000	4,000
2/26/07	30,000	*	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	*	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	*	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	*	10%	$0.95	15,000	15,000
4/17/07	15,000	*	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	*	10%	$0.95	18,000	18,000
11/30/06	50,000	*	10%	$0.85	50,000	50,000
10/1/05	15,000	*	10%	$0.50	15,000	15,000
Total Current					$266,900	$266,900

*	As of December 31, 2024, these notes are in default.

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares.

	December 31, 2024
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	1,066,032	$201,292

	June 30, 2024
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	818,753	$193,557

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and six months ended December 31, 2024 and 2023:

The financings giving rise to derivative financial instruments and the income effects:

	Three Months Ended
	December 31,	December 31,
	2024	2023
Compound embedded derivative	$(1,292)	$5,165
Day one derivative loss	-	-
Total derivative gain (loss)	$(1,292)	$5,165

	Six Months Ended
	December 31,	December 31,
	2024	2023
Compound embedded derivative	$(7,735)	$(19,568)
Day one derivative loss	-	-
Total derivative gain (loss)	$(7,735)	$(19,568)

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

	Inception	December 31, 2024	June 30, 2024
Quoted market price on valuation date	$0.01	$0.411	$0.40
Contractual conversion rate	$0.0054 - $0.0081	$0.26 – 0.33	$0.338 - $0.556
Range of effective contractual conversion rates	-		-
Contractual term to maturity	1.00 Year	0.25 Years	0.25 Years
Market volatility:
Volatility	138.28%-238.13%	138.28%-238.13%	138.28%-238.13%
Contractual interest rate	5%-12%	5%-12%	5%-12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the six months ended December 31, 2024 and the year ended June 30, 2024.

	December 31, 2024	June 30, 2024
Beginning balance	$193,557	$201,607
Issuances:
Convertible Note Financing	-	-
Removals	-	-
Changes in fair value inputs and assumptions reflected	7,735	(8,050)
Conversions	-	-
Ending balance	$201,292	$193,557

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

Common Stock

On December 20, 2024, the Company filed a Regulation A Securities Offering (the “Offering”) in accordance with the Securities Act of 1933, consisting of equity securities, with a price range of $0.05 to $0.20 per share, for the purpose of raising capital of up to $3,500,000. The Offering was qualified on December 31, 2024.

On December 17, 2024, the Company issued 6,500,000 shares of common stock, par value $0.000001 per share, to Red Halo, LLC, the limited liability company of Company CEO Michael Friedman, in satisfaction of accrued compensation of $325,000 owed to Mr. Friedman and his entity by the Company.

On December 20, 2024 the Company issued 18,000,000 shares of common shares, par value, $0.000001 per share, to several consultants for consulting services and their expertise in healthcare, wound care, technology, franchising, and media.

On December 20, 2024 the Company issued 100,000 shares of common shares, par value, $0.000001 per share, to its new Board of Director Member, Harold Kestenbaum, Esq.

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

The valuation allowance at December 31, 2024 was $11,682,668 and as of June 30, 2024 was $11,164,600.  The net change in allowance during the quarters ended December 31, 2024 was $518,068 and as of December 31, 2023 was $74,174.

As of December 31, 2024, the Company has federal net operating loss carry forwards of approximately $44,933,340 available to offset future taxable income through 2040. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the six months ended December 31, 2024 and 2023 due to losses and full valuation allowances against net deferred tax assets.

As of June 30, 2024 and 2023, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

Based on management’s review of the Company’s tax position, the Company had no significant unrecognized corporate tax liabilities as of December 31, 2024 and June 30, 2024 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 and 2012 through 2021 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 13. UNPAID PAYROLL TAXES

As of December 31, 2024 and June 30, 2024, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $60,402 and $17,401, respectively, subject to further interest and penalties. The total amount due to both taxing authorities including penalties and interest as of December 31, 2024 and June 30, 2024 was approximately $77,803 subject to further penalties and interest. This is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

IRS Tax Lien

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Rent

As of December 31, 2024, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

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

Litigation

On or about October 2, 2024, SarahCare was notified that a complaint had been filed in the Court of Common Pleas, Summit County, Ohio, by the landlord of the Stow Professional Center, alleging breach of contract, unjust enrichment, and promissory estoppel for SarahCare vacating the Stowe property prior to the end of the lease. The plaintiff is asking for $75,000 plus legal expenses, costs and fees. The Company intends to vigorously defend itself in this matter.

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

NOTE 15. RELATED PARTY TRANSACTIONS

During the periods ended December 31, 2024 and 2023, related party transactions were as follows:

On February 1, 2025, the Company, entered into a lease (the “Lease Agreement” or the “Lease”) for Suite 690, consisting of 9,500 square feet within the premises located at 11680 Great Oaks Way, Alpharetta, GA. The Company’s landlord for this location is Georgia Commercial Holdings, LLC, a limited liability company which our Chairman, Charles Everhardt is a Managing Member. The Lease begins March 1, 2025, will be for a term of 10 years at an initial rate of $25.50 psf with an annual rental increase of 2.5%.

Simultaneous with the execution of the Lease, the Company entered into a sublease (the “sub-Lease”) of the premises to Lockwood Alpharetta Manager Inc, (the “sub-Tenant”), an entity which will use the premises for its medical, lab and administrative uses, and which sub-Tenant will be responsible for all fees, requirements and potential liabilities under the lease. Charles Everahrdt, the Compan’s Chairman is a Managing Member of the sub-Tenant. The sublease will be for a term of 10 years at an initial rate of $30 psf with an annual rental increase of 2.5%. The Company has no liability in this transaction, as sub-Tenant shall be solely responsible for all expenses, rents, payments, liabilities, etc.

As of December 31, 2024, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

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

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through February __, 2025 the date the financial statements were available to be issued, and determined that there were no such events requiring adjustment to, or disclosure in, the accompanying consolidated financial statements except as described below.

On February 5, 2025, the Company defaulted on the Promissory Note Agreement entered into on July 30, 2024 in the amount of $40,250, at an interest rate of 14% and a maturity date of May 30, 2025.  The Company and the Lender are working together and the Company has made partial payments while working to cure the default.

On February 5, 2025, the Company defaulted on the Promissory Note Agreement entered into on July 30, 2024 in the amount of $51,750, at an interest rate of 14% and a maturity date of May 30, 2025.  The Company and the Lender are working together and the Company has made partial payments while working to cure the default.

On February 1, 2025 the Company entered into Lease and sub-Lease Agreements, as described herein Note 15. Related Party Transactions.

On January 30, 2025, the Company entered into a non-binding Letter of Intent (“LOI”) for a proposed strategic alliance with Miami Sun. Miami Sun has developed an all-natural lip balm, which Miami Sun is currently selling to consumers. The LOI contemplates the Company purchasing an equity stake in Miami Sun and a royalty interest in Miami Sun’s future lip balm sales using a combination of Company cash and equity. The parties are currently in discussions regarding the transactions.

On January 28, 2025, the Company entered into a non-binding Summary of Terms with Spinal Concepts LLC (“SC”), to purchase certain neurosurgical and spine business assets of SC. The Summary of Terms contemplates the Company acquiring an equity stake in SC, issuing shares of Company common stock to SC, and securing financing for the neurosurgical and spine business. The parties are currently in discussions and believe that Craft Capital Management LLC, a registered broker, will be able to secure bridge financing and follow-on financing in the future.

On January 5, 2025, the Company signed an Asset Purchase Agreement (“APA”) with AI Health Technologies, Inc. to acquire its newly developed CyberHealthAI (“CHAI”) system. This cutting-edge technology is designed to create an all-in-one universe for healthcare providers that includes refresher training, real time measurements, and video documentation of the entire procedure. CHAI was originally developed for wound care procedures but has been found to bring added value to many other health care services as well. Sales and licensing agreements in connection with the CHAI system are expected to begin in the 2nd quarter of 2025 (assuming the acquisition closes). By its terms, the APA is not considered binding until IMTH has completed its due diligence, and there is no guarantee that the acquisition will close.

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

On March 25, 2021, the Company acquired two companies, Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. (collectively “SarahCare”), an adult day care center franchisor and provider. On March 25, 2021, the Company acquired two companies, Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. (collectively “SarahCare”), an adult day care center franchisor and provider. At that time, SarahCare had 25 centers (2 corporate and 23 franchise locations) located in 13 states, SarahCare offers seniors daytime care and activities focusing on meeting their physical and medical needs on a daily basis, and ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives. The Company is currently planning to sell its wholly-owned subsidiaries Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. Accordingly, the Company categorized the operations of Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. as discontinued operations in our financial statements for the three and six months ended December 31, 2024 and 2023.

On or about April 16, 2024, the Company entered into a distribution agreement (the "Agreement") with Near Infrared Imaging, Inc. ("NII") for Vein-Eye Carry, a patent-pending vein illumination technology which employs advanced optics and real-time imaging to precisely identify veins, reducing the need for multiple attempts and enhancing procedural accuracy. The Agreement gives the Company the non-exclusive right to distribute NII's product(s) with no limitations on the territory. NII's Vein-Eye Carry is a Class 1, 510-k exempt medical device, is TAA and FAR compliant, and is designed, engineered and manufactured in the U.S. The Vein-Eye Carry is lightweight and portable and can be successfully carried into a home, up flights of stairs, carried into a clinic nursing home, placed in an ambulance or another emergency medical vehicle. On December 15, 2024, the Company was notified by NII that NII would be exercising the thirty (30) notice for termination of the Agreement between the companies.

On or about May 17, 2024, the Company entered into an Exclusive License Agreement (the “Exclusive License Agreement”) with Shear Kershman Labs, a Missouri corporation (“SKL”).  SKL has developed Oral Thrush, a mouth wash that treats oral thrush, a condition in which a fungus, Candida albicans, accumulates on the lining of the mouth and sometimes overgrows and causes symptoms, such as creamy white lesions, usually on the tongue or inner cheeks. Under the Exclusive License Agreement, SKL is to form a subsidiary to distribute Oral Thrush, the Company is to become an 80% owner of the subsidiary, and the Company was required to issue 2,000,000 shares of the Company’s Common Stock to SKL, which shares have been issued.

On or about December 20, 2024, Texas A&M University College of Dentistry and Shear-Kershman Laboratories (“SKL”) have signed a Memorandum of Understanding (MOU) to collaborate on transformative healthcare initiatives in oral care, including performing a bioequivalency study for Oral Thrush.

IMTH has recently signed consulting agreements with two highly experienced wound care specialists to manage the Company’s expansion into the burgeoning advanced wound care market. IMTH expects to utilize the biological amnionic membrane allograft which has proven to be a dramatic leap forward in wound care with a very high success rate for closing and healing infected wounds, far beyond anything that has previously been achieved. IMTH’s new consultants have contracts with two of the largest distributors for biological amnion membrane allografts. Their primary objectives are to pursue potential wound care acquisitions and partnerships for IMTH and to make IMTH an active sales representative to the largest consumers of wound care services, including wound care centers, nursing homes, assisted living centers, podiatrists, etc. IMTH is committed to becoming a major player in advanced wound care treatment.

On January 5, 2025, IMTH signed an Asset Purchase Agreement (“APA”) with AI Health Technologies, Inc. to acquire its newly developed CyberHealthAI system. This cutting-edge technology is designed to create an all-in-one universe for healthcare providers that includes refresher training, real time measurements, and video documentation of the entire procedure. CyberHealthAI was originally developed for wound care procedures but has been found to bring added value to many other health care services as well. Sales and licensing agreements in connection with the CyberHealthAI system are expected to begin in the 2nd quarter of 2025 (assuming the acquisition closes). By its terms, the APA is not considered binding until IMTH has completed its due diligence, and there is no guarantee that the acquisition will close. CyberHealthAI is focused on fusing the patient healthcare experience with a newly developed Artificial Intelligence / Virtual Reality system that creates an innovative environment for healthcare providers to deliver top level treatments / procedures to their patients. The system is designed to allow providers to access everything they need right at their fingertips, while exceeding government and commercial insurance guidelines and protocols.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

As of December 31, 2024, the Company had current assets of $1,132,186. The Company has a limited amount of liquid cash and no other liquid assets on hand As of December 31, 2024, and this is not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

Results of Operations for the Three months ended December 31, 2024, and December 31, 2023

For the quarter ended December 31, 2024, we recorded gross revenues of $0 versus $0 for the quarter ended December 31, 2023, as a result of the Company’s reclassification from discounted operations.

For the quarter ended December 31, 2024, operating expenses increased to $1,074,176 from $93,834, a $980,342 increase, or 1045%, over the quarter ended December 31, 2023.  The increase is due to an increase in consulting expenses, stock based compensation and general and administrative expenses.

For the quarter ended December 31, 2024, other income (expense) decreased to $34,864 from $36,083 a decrease of 3% over the quarter ended December 31, 2023. This decrease is primarily due to a decrease in amortization of debt discount expense.

For the quarter ended December 31, 2024, we realized a net loss of $1,124,333 as compared to a net loss of $188,145 for the quarter ended December 31, 2023.  The increase in our net loss of $1936,188 was primarily due to an increase in consulting, general and administrative expenses and stock based compensation.

Results of Operations for the Six Months Ended December 31, 2024, and December 31, 2023

For the six months ended December 31, 2024, we recorded gross revenues of $0 versus $0 for the six months ended December 31, 2023, as a result of the Company’s reclassification from discounted operations.

For the six months ended December 31, 2024, operating expenses increased to $1,971,672 from $191,231, a $1,780,441 increase, or 931%, over the six months ended December 31, 2023. The increase is due to an increase in consulting expenses, stock based compensation and general and administrative expenses.

For the six months ended December 31, 2024, other expense decreased to $78,677 from $94,307, a decrease of 17% over the six months ended December 31, 2023. This decrease is primarily due to a decrease in the change in fair value of derivatives and amortization of debt discount.

For the six months ended December 31, 2024, we realized a net loss of $2,007,864 as compared to a net loss of $353,208 for the six months ended December 31, 2023. The increase in our net loss of $1,654,656 was primarily due to an increase in consulting expenses, stock based compensation and general and administrative expenses.

Results of Discontinued Operations for the Three months ended December 31, 2024, and December 31, 2023

For the quarter ended December 31, 2024, we recorded gross revenues of $414,696 versus $432,691 for the quarter ended December 31, 2023.  The decrease of $17,995 was a result of participant fees decreasing by $32,794 offset by an increase in franchise fees of $14,799.

For the quarter ended December 31, 2024, operating expenses decreased to $435,810 from $495,612, a $59,802 decrease, or 12.07%, over the quarter ended December 31, 2023.   The decrease of $59,802 is primarily due to a decrease in general and administrative expenses, consulting expenses and personnel expenses in the amount of $75,275 offset by an increase in professional fees in the amount of $15,473.

For the quarter ended December 31, 2024, other income from operations of discontinued operations increased to $5,821 from $4,693, an increase of 24,04% over the quarter ended December 31, 2023. This increase of $1,128 is primarily due to an increase in interest expense in the amount of $2,848 offset by a decrease in interest income in the amount of $3,977.

For the quarter ended December 31, 2024, loss (gain) from operations of discontinued operations decreased to ($15,293) from ($58,228), a decrease of 73,74% over the quarter ended December 31, 2023. This decrease is primarily due to an decrease in operating expenses.

For the quarter ended December 31, 2024, other income (expense) from operations of discontinued operations increased to $5,821 from $4,693, an increase of 24.04% over the quarter ended December 31, 2023. This increase is primarily due to an increase in interest expense.

For the quarter ended December 31, 2024, loss (gain) from operations of discontinued operations decreased to ($15,293) from ($58,228), a decrease of 73,74% over the quarter ended December 31, 2023. This decrease is primarily due to a decrease in operating expenses.

Results of Discontinued Operations for the Six Months Ended December 31, 2024, and December 31, 2023

For the six months ended December 31, 2024, we recorded gross revenues of $843,080 versus $913,399 for the six months ended December 31, 2023.  The decrease of $70,319 was a result of participant fees decreasing by $101,713 offset by an increase in franchise fees of $31,394.

For the six months ended December 31, 2024, operating expenses decreased to $793,441 from $1,025,730, a $232,289 decrease, or 22.64%, over the six months ended December 31, 2023. The decrease of $232,289 is primarily due to a decrease in general and administrative expenses, consulting expenses and personnel expenses in the amount of $239,292 offset by an increase in professional fees in the amount of $7,003.

For the six months ended December 31, 2024, other income from operations of discontinued operations decreased to $44,661 from ($7,154), a decrease of 116% over the quarter ended December 31, 2023. This decrease of $51,815 is primarily due to a decrease in interest expense in the amount of $2,795 offset by an increase in interest income in the amount of $49,028.

For the six months ended December 31, 2024, gain (loss) from operations of discontinued operations  increased to $42,485 from ($67,670), an increase of 162.79% over the six months ended December 31, 2023. This increase is primarily due to an increase in discontinued operations.

For the six months ended December 31, 2024, other income (expense) expense decreased to ($7,154) from $44,661, a decrease of 116% over the six months ended December 31, 2023. This decrease is primarily due to a decrease in other income.

For the six months ended December 31, 2024, we realized a net gain from operations of discontinued operations of $42,485 as compared to a net loss of ($67,670) for the six months ended December 31, 2024.   The decrease in our net loss of $110,155 was primarily due to a decrease in operating expenses.

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

Going Concern

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting As of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●

We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer. This control deficiency did result in adjustments to our 2024 and 2023 interim and annual financial statements. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended December 31, 2024, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than disclosed herein, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

On or about October 2, 2024, Sarah Adult Day Services, Inc. was named as a defendant in a complaint filed in the Summit County Court of Common Please, Summit County Courthouse in Akron, OH (case no.: CV-2024-10-4369), by Premier Wadsworth Property, LLC (the “Plaintiff”), who is the owner and landlord for the Stow Professional Center, where SarahCare had a corporate center, which it closed around April 2024, approximately 1 year prior to the term of the lease.  The Plaintiff alleges that it is owed damages totaling at least $102,407, including all rent, utilities, and attorney’s fees.  The Company intends to vigorously defend itself in this matter and is currently in settlement negotiations while in the initial motion stages of the litigation.

On or about April 17, 2024, the Company was notified that a complaint had been filed against it in the United States District Court for the Northern District of Ohio, Eastern Division (case no. 5:24-cv-00687), by Merle Griff, Adam Griff and Brian Froelich (the “Plaintiffs”), who are the original shareholders of SarahCare, which is wholly owned by the Company, alleging breach of breach of contract and related causes of action in connection with unpaid royalties pursuant to the Company’s original purchase agreement in connection with SarahCare, and seeking $1,841,537 in damages, plus interests, costs and attorney fees. The Company intends to vigorously defend itself in this matter and is currently in settlement negotiations while in the initial motion stages of the litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2024, the Company did not have any unregistered sales of any equity securities.

Item 3. Defaults Upon Senior Securities.

During the quarter ended December 31, 2024, the Company was in default under the majority of its outstanding legacy convertible notes.

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

 ______________

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

Date: February 18, 2025

