Form 10-Q
period 2025-03-31
INNOVATIVE MEDTECH, INC.
filed 2025-05-20
CIK 1331612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 20,  2025, there were 53,706,463 shares of Common Stock, $0.000001 par value per share, issued and outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	June 30, 2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$351	$873
Notes receivable, related party	9,294	9,294
Assets of discontinued operations, current	240,741	273,612
Total current assets	250,386	283,779

Deposit on business acquisition	540,800	-
Assets of discontinued operations, non-current	272,030	368,102
Total Assets	$1,063,216	$651,881

Liabilities & Stockholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$285,101	$498,217
Accrued interest	684,068	633,868
Accrued interest, related parties	192,847	152,079
Notes payable, related parties, current	674,271	674,271
Notes payable, current	382,526	263,931
Convertible notes payable, current	266,900	266,900
Derivative liability	202,550	193,557
Liabilities of discontinued operations, current	1,327,456	1,418,534
Total current liabilities	4,015,719	4,101,357

Royalty liability	1,500,000	1,500,000
Liabilities of discontinued operations, non-current	439,715	533,486
Total Liabilities	5,955,434	6,134,843

Commitments and contingencies (Note 14)

Stockholders’ Deficit
Series A Preferred stock, $0.000001 par value; 500,000,000 authorized: 367,500 shares issued and outstanding	-	-
Common stock, $0.000001 par value; 130,000,000 shares authorized; 53,338,963 and 23,882,297 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	54	24
Additional paid in capital	41,765,552	39,078,224
Accumulated deficit	(46,657,824)	(44,561,210)
Total Stockholders’ Deficit	(4,892,218)	(5,482,962)
Total Liabilities and Stockholders’ Deficit	$1,063,216	$651,881

 See accompanying notes to unaudited consolidated financial statements.

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2025	2024	2025	2024

Revenue:
Participant fees	$-	$-	$-	$-
Franchise fees	-	-	-	-

Operating expenses:
General and administrative	(841)	5,152	23,223	19,665
Stock-based compensation	-	-	104,308	-
Consulting fees	37,500	841,042	1,783,750	934,116
Legal and professional fees	20,000	19,000	117,050	102,644
Total operating expenses	56,659	865,194	2,028,331	1,056,425

Loss from operations	(56,659)	(865,194)	(2,028,331)	(1,056,425)

Other (expense) income:
Interest expense, related parties	(11,175)	-	(29,814)	(33,040)
Interest expense	(42,497)	(30,690)	(88,721)	(49,540)
Change in fair value of derivatives	(1,258)	30,779	(8,993)	11,211
Amortization of debt discount	(5,921)	-	(12,000)	(22,849)
Total other (expense) income	(60,851)	89	(139,528)	(94,218)

Net loss from continuing operations	$(117,510)	$(865,105)	$(2,167,859)	$(1,150,643)

Discontinued operations
Gain (loss) from operations of discontinued operations	28,760	(44,767)	71,245	(112,437)
Total discontinued operations	28,760	(44,767)	71,245	(112,437)

Loss before tax benefit (expense)	(88,750)	(909,872)	(2,096,614)	(1,263,080)

Income tax benefit (expense)	-	-	-	-

Net loss applicable to common stockholders	(88,750)	(909,872)	(2,096,614)	(1,263,080)

Basic and diluted earnings per share on net loss	$(0.00)	$(0.04)	$(0.06)	$(0.06)

Weighted average shares outstanding - basic and diluted	52,684,806	21,157,327	36,009,513	21,157,327

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the three and nine months ended March 31, 2025 and 2024 Unaudited

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2024	367,500	$-	23,882,297	$24	$39,078,224	$(44,561,210)	$(5,482,962)

Stock issued for services	-	-	2,036,666	2	771,248	-	771,250

Stock issued for deposit in joint venture	-	-	2,000,000	2	540,798	-	540,800

Stock-based compensation	-	-	-	-	28,741	-	28,741

Net loss	-	-	-	-	-	(883,531)	(883,531)

Balance, September 30, 2024	367,500	-	27,918,963	28	40,419,011	(45,444,741)	(5,025,702)

Stock issued for services	-	-	18,100,000	18	904,982	-	905,000

Stock issued for satisfaction of accounts payable	-	-	6,500,000	7	324,993	-	325,000

Stock-based compensation	-	-	-	-	75,567	-	75,567

Net loss	-	-	-	-	-	(1,124,333)	(1,124,333)

Balance, December 31, 2024	367,500	$-	52,518,963	$53	$41,724,553	$(46,569,074)	$(4,844,468)

Sale of common stock	-	-	820,000	1	40,999	-	41,000

Net loss	-	-	-	-	-	(88,750)	(88,750)

Balance, March 31, 2025	367,500	$-	53,338,963	$54	$41,765,552	$(46,657,824)	$(4,892,218)

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the three and nine months ended March 31, 2024
Unaudited

	Series A Preferred Stock		Common Stock		Paid -in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2023	367,500	$-	21,157,327	$21	$35,313,906	$(36,622,313)	$(1,308,386)

Warrants issued with notes payable	-	-	-	-	22,849	-	22,849

Net loss	-	-	-	-	-	(165,063)	(165,063)

Balance, September 30, 2023	367,500	-	21,157,327	21	35,336,755	(36,787,376)	(1,450,600)

Net loss	-	-	-	-	-	(188,145)	(188,145)

Balance, December 31, 2023	367,500	-	21,157,327	21	35,336,755	(36,975,521)	(1,638,745)

Stock issued for services	-	-	1,590,728	2	1,171,918	-	1,171,920

Net loss	-	-	-	-	-	(909,872)	(909,872)

Balance, March 31, 2024	367,500	$-	22,748,055	$23	$36,508,673	$(37,885,393)	$(1,376,697)

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC. (FORMERLY FRESH HARVEST PRODUCTS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	March 31,
	2025 (unaudited)	2024 (unaudited)
Cash Flows from Operating Activities
Net Loss	$(2,096,614)	$(1,263,080)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	104,308	-
Stock issued for services	1,676,250	1,194,767
Amortization of royalty fee liability discount	-	151
Change in fair value of derivatives	8,993	(11,210)
Amortization of debt discount	12,000	-
Changes in operating assets & liabilities
Prepaid expenses	-	(353,378)
Accounts payable and accrued liabilities	111,884	113,176
Accrued interest, related party	40,768	41,127
Accrued interest	49,128	43,501
Net change in operating activities from continuing operations	(93,283)	(234,946)

Cash Flows from Investing Activities
Net change in investing activities from continuing operations	-	-

Cash Flows from Financing Activities
Sale of common stock	41,000	-
Proceeds from notes payable	135,000	151,350
Proceeds from notes payable, related parties	-	22,000
Payments on notes payable	(27,333)	-
Net change in financing activities from continuing operations	148,667	173,350

Net change in cash and cash equivalents from continuing operations	55,384	(61,596)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net change in operating activities from discontinued operations	128,943	143,821
Net change in investing activities from discontinued operations	-	-
Net change in financing activities from discontinued operations	(184,849)	(82,732)
Net change in cash and cash equivalents from discontinued operations	(55,906)	61,089

Net change in cash and cash equivalents	(522)	(507)

Cash and cash equivalents at beginning of period	873	1,120

Cash and equivalents at end of period	$351	$613

Supplemental Cash Flow Information
Cash paid for interest	$1,161	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for deposit on business acquisition	$540,800	$-
Common stock issued for satisfaction of accounts payable	$325,000	$-

See accompanying notes to unaudited consolidated financial statements

INNOVATIVE MEDTECH, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDING MARCH 31, 2025

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

On or about April 25, 2025, Innovative MedTech, Inc. (“Innovative” or the “Company”) entered into an Asset Purchase Agreement (the “Asset Acquisition Agreement”), pursuant to which a newly formed subsidiary of the Company (the “New Subsidiary”) would purchase (the “Purchase”) assets of Grand Concierge LLC, d/b/a Ticketbash, a New York limited liability company (“Ticketbash”) associated with retail and wholesale event ticket pricing, and the development of software and artificial intelligence related to the ticket business (the “Assets”), in consideration of (i) the issuance by the Company to Ticketbash’s owners of 20,000,000 shares of common stock and 1,151,500 shares of Series A Convertible Preferred Stock (which preferred stock is convertible into 115,150,000 shares of common stock) (such shares of common stock and preferred stock collectively the “Shares”), and additional shares as necessary to ensure that the shares issued constitute 60% of the total number of fully diluted shares of the Company, (ii) the future payment of two million dollars ($2,000,000) to Ticketbash based on net revenue and income milestones to be determined by the parties in the future, and (iii) the future payment of percentage royalties to Ticketbash based on aggregate revenues generated by the New Subsidiary as follows: 2% of revenue up to $15,000,000, 4% of revenue from $15,000,000-$25,000,000, and 5% of revenue in excess of $25,000,000. In connection with the Purchase, Ticketbash also received the right to appoint two members of the Board of Directors of the Company.  On or about April 25, 2025, the Purchase was closed, and Innovative issued the Shares to Ticketbash’s owners.

On or about April 16, 2024, the Company entered into a distribution agreement (the “Agreement”) with Near Infrared Imaging, Inc. (“NII”) for Vein-Eye Carry, a patent-pending vein illumination technology which employs advanced optics and real-time imaging to precisely identify veins, reducing the need for multiple attempts and enhancing procedural accuracy. The Agreement gives the Company the non-exclusive right to distribute NII’s product(s) with no limitations on the territory. NII’s Vein-Eye Carry is a Class 1, 510-k exempt medical device, is TAA and FAR compliant, and is designed, engineered and manufactured in the U.S. The Vein-Eye Carry is lightweight and portable and can be successfully carried into a home, up flights of stairs, carried into a clinic nursing home, placed in an ambulance or another emergency medical vehicle.  On December 15, 2024, the Company was notified by NII that NII would be exercising the thirty (30) notice for termination of the Agreement between the companies.

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

The Company is actively planning to sell its wholly-owned subsidiaries Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. Accordingly, the Company categorized Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. as discontinued operations in our financial statements for the three and nine months ended March 31, 2025 and 2024.

NOTE 2. LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

For the nine months ended March 31, 2025 and 2024, the Company reported a net loss of $2,096,614 and $1,150,643, respectively.

As of March 31, 2025, the Company maintained total assets of $1,063,216, total liabilities including long-term debt of $5,955,434 along with an accumulated deficit of $46,657,824.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of March 31, 2025, the Company had $351 cash available for operations and had an accumulated deficit of $46,657,824. Management believes that cash on hand as of March 31, 2025 is not sufficient to fund operations through June 30, 2025. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three and nine months ended March 31, 2025 and 2024. The nine months are not indicative of the year that will be ending June 30, 2025.

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

Discontinued Operations

A component of an entity that is disposed of by sale or abandonment is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity’s operations and financial results. The results of discontinued operations are aggregated and presented separately in the Consolidated Statement of Operations. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheet, including the comparative prior year period. Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. cash flows are reflected as cash flows from discontinued operations within the Company’s Consolidated Statements of Cash Flows for each period presented.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that does not exceed $250,000 at March 31, 2025. For the purpose of the consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2025 and 2024.

Earnings Per Share Calculation

Basic earnings per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. There are 41,602,427 of Common Stock Equivalents (“CSE”) not included in the diluted per share because they are considered anti-dilutive.

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

The Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations for the quarter ended as of March 31, 2025 or on a going forward basis.

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of this report; the date the consolidated financial statements were available for issue.

NOTE 4. SEGMENT REPORTING

The Company operates as a single reportable segment and evaluates performance based on revenue and operating income. In accordance with ASU 2023-07, the Company discloses significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included in the reported measure of segment profit. For the period ended March 31, 2025, significant segment expenses include consulting fees and stock based compensation.

Since the Company has only one reportable segment, all required segment disclosures, including those previously presented only on an annual basis, are now provided in both annual and interim financial statements.

NOTE 5. DISCONTINUED OPERATIONS

The Company is actively planning to sell its wholly-owned subsidiaries Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. Accordingly, the Company categorized Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. as discontinued operations in our financial statements for the three and nine months ended March 31, 2025 and 2024.

The operating results for discontinued operations have been presented in the accompanying consolidated statement of operations for the nine months ended March 31, 2025 and 2024 as discontinued operations and are summarized below:

	Nine Months Ended March 31,
	2025	2024
Total revenue	$1,274,081	$1,368,564
Operating expenses	1,185,764	1,517,707
Income from operations	88,317	(149,143)
Other income (expenses)	(17,072)	36,706
Gain (loss) from operations of discontinued operations	$71,245	$(112,437)

The operating results for discontinued operations have been presented in the accompanying consolidated statement of operations for the three months ended March 31, 2025 and 2024 as discontinued operations and are summarized below:

	Three Months Ended March 31,
	2025	2024
Total revenue	$431,017	$455,165
Operating expenses	392,348	491,977
Income from operations	38,669	(36,812)
Other income (expenses)	(9,909)	(7,955)
Gain (loss) from operations of discontinued operations	$28,760	$(44,767)

The assets and liabilities of the discontinued operations at March 31, 2025 and June 30, 2024 are summarized below:

		March 31, 2025	June 30, 2024

Cash and cash equivalents		$64,076	$112,615
Accounts receivable, net		169,814	160,997
Prepaid expenses		6,851	-
Assets of discontinued operations, current		240,741	273,612

Deposits		7,961	7,962
Right-of-use asset	(2)	161,390	241,210
Finance lease asset, net	(2)	8,033	11,475
Property and equipment, net	(1)	94,646	107,455
Assets of discontinued operations, non-current		272,030	368,102
Total Assets		$512,771	$641,714

Accounts payable and accrued expenses		$879,527	$896,673
Accrued interest		14,902	14,902
Accrued interest, related parties		63,521	51,633
Notes payable, related parties, current	(3)	158,502	158,502
Notes payable, current	(4)	31,465	46,664
SBA loan	(5)	7,023	5,359
Line of credit		44,539	72,810
Finance lease liability	(2)	29,413	27,809
Operating lease liability	(2)	98,564	144,182
Liabilities of discontinued operations, current		1,327,456	1,418,534

Notes payable, non-current		42,752	66,999
Finance lease liability, non-current		23,550	45,814
Operating lease liability, non-current		68,002	97,884
SBA Loan, non-current		305,411	322,789
Liabilities of discontinued operations, non-current		439,715	533,486
Total Liabilities		$1,767,171	$1,952,020

(1) Property and equipment, net

Property and equipment, at cost, for the discontinued operations consisted of the following at March 31, 2025 and June 30, 2024:

	March 31,	June 30,
	2025	2024

Leasehold improvements	$20,077	$20,077
Vehicles	130,135	130,135
Computer equipment	25,048	13,493
Furniture and fixtures	3,046	3,046
	178,306	166,751
Less: Accumulated depreciation	(83,660)	(59,296)
Property, plant and equipment - net	$94,646	$107,455

Depreciation expense for the discontinued operations for the nine months ended March 31, 2025 and 2024 was $26,992 and $36,583, respectively.

Depreciation expense for the discontinued operations for the three months ended March 31, 2025 and 2024 was $8,001 and $16,568, respectively.

(2) Leases

Operating leases

Stow Professional Lease

Sarah Adult Day Centers, Inc. has a facilities lease with 6,000 square feet at 4472 Darrow Road, Stow, Ohio 44224. The lease expired on March 31, 2025 and the lease payments are as follows:

	Monthly Rent Payments
	Base Rent	Covid-19 Recoup*	Total Rent
April 1, 2021	$6,369	$983	$7,352
May 1, 2021 to March 31, 2021	$6,369	$621	$6,990
January 1, 2022 to March 31, 2022	$6,433	$621	$7,054
January 1, 2023 to March 31, 2023	$6,497	$621	$7,118
January 1, 2024 to March 31, 2024	$6,562	$621	$7,183
January 1, 2025 to March 31, 2025	$6,628	$621	$7,249

________

*The Company has to repay the lessor monthly payments as a result of COVID relief.

S. Frank Professional Lease

Sarah Day Care Centers, Inc. on March 25, 2021, the Company acquired a facilities lease with 5,300 square feet in Jackson, Ohio. The monthly lease payments are $7,910, which includes monthly payments of $603 as repayments for COVID relief. The lease expires on July 1, 2026.

Higbee Lease

Sarah Adult Day Centers, Inc. has a facilities lease with 3,469 square feet at 4580 Stephen Circle NW. Canton, OH 44718. The monthly lease payments are $1,245 and the lease expires on as of  October 15, 2028.

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

Right-of-use asset is summarized below:

	March 31, 2025
	Stow Professional Center Lease	S. Frank Professional Lease	Higbee Lease	Total
Office lease	$282,371	$412,770	$60,115	$755,256
Less: accumulated amortization	(282,371)	(293,756)	(17,739)	(593,866)
Right-of-use asset, net	$-	$119,014	$42,376	$161,390

Right-of-use asset is summarized below:

	June 30, 2024
	Stow Professional Center Lease	S. Frank Professional Lease	Total
Office lease	$282,371	$412,770	$695,141
Less: accumulated amortization	(220,493)	(233,438)	(453,931)
Right-of-use asset, net	$61,878	$179,332	$241,210

Operating lease liability is summarized below:

	March 31, 2025
	Stow Professional Center Lease	S. Frank Professional Lease	Higbee Lease	Total
Office lease	$-	$119,014	47,552	$166,566
Less: current portion	-	(87,764)	(10,800)	(98,564)
Long term portion	$-	$31,250	36,752	$68,002

Operating lease liability is summarized below:

	June 30, 2024
	Stow Professional Center Lease	S. Frank Professional Lease	Total
Office lease	$62,733	$179,333	$242,066
Less: current portion	(62,733)	(81,449)	(144,182)
Long term portion	$-	$97,884	$97,884

Maturity of the lease liability is as follows:

Finance leases

	March 31, 2025
	Stow Professional Center Lease	S. Frank Professional Lease	Higbee Lease	Total
Year ending June 30, 2025	$-	$23,731	$3,736	$27,467
Year ending June 30, 2026	-	94,923	14,944	109,867
Year ending June 30, 2027	-	7,910	15,941	23,851
Year ending June 30, 2028	-	-	16,440	16,440
Year ending June 30, 2029	-	-	5,480	5,480
Total future minimum lease payments	-	126,564	56,541	183,105
Present value discount	-	(7,550)	(8,989)	(16,539)
Lease liability	$-	$119,014	47,552	$166,566

Commencing during the nine months ended March 31, 2025, the Company leases office equipment under two finance leases with combined monthly payments of $5,897. The leases mature on March 1, 2025 and December 1, 2026.

Finance right of use assets are summarized below:

	As of	As of
	March 31,	June 30,
	2025	2024
Equipment lease	$24,097	$24,097
Less accumulated amortization	(16,064)	(12,622)
Finance right of use asset	$8,033	$11,475

Amortization expense was $3,442 and $5,738 for the nine months ended March 31, 2025 and 2024, respectively.

Finance lease liabilities are summarized below:

	As of	As of
	March 31,	June 30,
	2025	2024
Equipment lease	$52,963	$73,623
Less: current portion	(29,413)	(27,809)
Long term portion	$23,550	$45,814

Equipment
Lease
Year Ended June 30, 2025	$8,097
Year Ended June 30, 2026	32,388
Year Ended June 30, 2027	16,194
Total future minimum lease payments	56,679
Less imputed interest	(3,716)
PV of payments	$52,963

(3) Notes payable, related parties

As of March 31, 2025 and June 30, 2024, the Company had $158,502 in outstanding notes payable, related parties. As of March 31, 2025 and June 30, 2024, the Company had $63,531 and $51,633, respectively, in accrued interest related to these notes.

Ref No. Note	Date of	Original Principal	Maturity	Interest	Principal	Principal
Issuance	Issuance		Date	Rate %	Balance 3/31/25	Balance 6/30/24
1	3/25/21	158,502	*	10%	$158,502	$158,502
	Total				$158,502	$158,502

* As of March 31, 2025, this note is in default.

(4) Notes payable

As of March 31, 2025 and June 30, 2024, the Company had $74,217 and $113,663, respectively, in outstanding notes payable, as following:

		Original			Principal Balance as of
	Date of Note	Principal	Maturity	Interest	March 31,	June 30,
Ref No.	Issuance	Balance	Date	Rate (%)	2025	2024
1	12/25/20	$146,021	08/15/2025	10	$13,776	$38,572
2	6/15/23	90,985	05/05/2028	9	60,441	75,091
	Total				$74,217	$113,663
	Total Current				$31,465	$46,664
	Total Long Term				$42,752	$66,999

(5) SBA loan

On June 25, 2020 and January 6, 2022, Sarah Day Care Centers, Inc. received proceeds of $150,000 and $200,000, respectively, in the form of an SBA loan. Installment payments, including principal and interest of $1,746 are due monthly beginning on December 22, 2021. The balance of principal and interest is payable thirty years from the promissory note date. The interest accrues at a rate of 3.75% per annum. During the three months ended March 31, 2025 and 2024, the Company recorded $3,147 and $3,273 in interest expense related to the SBA loan. During the nine months ended March 31, 2025 and 2024, the Company recorded $9,491 and $9,597 in interest expense related to the SBA loan.

Amount Owed

Year Ended June 30, 2025	$3,446
Year Ended June 30, 2026	7,089
Year Ended June 30, 2027	7,360
Year Ended June 30, 2028	7,641
Year Ended June 30, 2029	7,932

Payments 2030 & Thereafter	284,204
Total Payments	$317,672

NOTE 6. NOTES RECEIVABLE, RELATED PARTIES

The Company has several notes receivables from a related party.  They are as follows:

	March 31, 2025	June 30, 2024

Notes receivable from related party due in three months, with no installments, no interest, and in default as of March 2022	9,294	9,294
Total notes receivable	9,294	9,294
Less long-term	-	-
Total short term notes receivable	$9,294	$9,294

NOTE 7. NOTES PAYABLE

As of March 31, 2025 and June 30, 2024, the Company had $382,526 and $263,931, respectively, in outstanding notes payable, as following:

		Original			Principal Balance as of
	Date of Note	Principal	Maturity	Interest	March 31,	June 30,
Ref No.	Issuance	Balance	Date	Rate (%)	2025	2024
1	9/16/06	$100,000	*	12	$38,000	$38,000
2	2/24/14	5,000	*	9	8,547	8,547
3	2/24/14	39,000	*	9	33,687	33,687
4	2/24/14	179,124	*	9	33,697	33,697
5	8/21/23	150,000	*	12	148,000	150,000
6	7/30/24	40,250	5/30/25	14	25,863	-
7	7/30/24	51,750	5/30/25	12	10,350	-
8	12/9/24	28,500	*	12	28,500	-
9	12/12/24	28,500	*	12	28,500	-
10	2/7/25	5,500	5/7/2025	12	5,500
11	2/10/25	21,641	5/10/25	12	21,641	-
12	Various	9,944	On Demand	NA	241	-
Less: Unamortized	discount				-	-
	Total				$382,526	$263,931

________

* As of March 31, 2025, these notes are in default.

On February 10, 2025, the Company entered into a Promissory Note Agreement with a lender in the amount of $21,641, at an interest rate of 12% and a maturity date of May 10, 2025.

On February 7, 2025, the Company entered into a Promissory Note Agreement with a lender in the amount of $5,500, at an interest rate of 12% and a maturity date of May 7, 2025.

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

NOTE 8. NOTES PAYABLE, RELATED PARTIES

As of March 31, 2025 and June 30, 2024, the Company had $674,271 and $674,271 respectively, in outstanding notes payable, related parties. As of March 31, 2025 and June 30, 2024, the Company had $192,847 and $203,711, respectively, in accrued interest related to these notes. Some of these notes were assumed in connection with the acquisition on March 25, 2021.

Ref No. Note		Date of	Original Principal	Maturity	Interest	Principal	Principal
Issuance		Issuance	Rate %	Date	Rate %	Balance 3/31/25	Balance 6/30/24
1	*	3/25/21	308,500	6/3/21	10%	$308,501	$308,501
2	*	3/25/21	47,436	6/3/21	10%	47,436	47,436
4	*	3/24/22	39,000	9/24/22	6%	39,000	39,000
5	*	5/5/22	179,124	11/5/22	6%	179,124	179,124
6	*	10/5/22	20,000	4/5/23	6%	20,000	20,000
7	*	11/9/22	500	5/9/23	6%	500	500
8	*	11/18/22	4,000	5/18/23	6%	4,000	4,000
9	*	1/17/23	18,000	7/17/23	6%	18,000	18,000
10	*	2/8/23	27,000	8/8/23	6%	27,000	27,000
11	*	4/28/23	650	10/28/23	6%	650	650
12	*	5/16/23	900	11/16/23	6%	900	900
13	*	5/30/23	875	11/30/23	6%	875	875
14	*	5/21/23	410	11/31/23	6%	410	410
15	*	6/29/23	875	12/29/23	6%	875	875
16	*	1/12/24	5,000	7/12/24	6%	5,000	5,000
17	*	1/16/24	7,000	7/16/24	6%	7,000	7,000
18	*	2/21/24	10,000	8/21/24	6%	10,000	10,000
19	*	4/1/24	5,000	10/1/24	6%	5,000	5,000
		Total				$674,271	$674,271

* As of March 31, 2025, these notes are in default.

The above amounts and terms are not necessarily what third parties would agree to.

NOTE 9. CONVERTIBLE NOTES PAYABLE

As of March 31, 2025 and June 30, 2024, the convertible notes payable were as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 3/31/25	Principal Balance 6/30/24
8/26/14	50,000	*	10%	$0.0001	$50,000	$50,000
6/15/12	8,000	*	10%	$0.000350	8,000	8,000
10/18/11	1,900	*	8%	25% discount to market	6,900	6,900
10/3/10	20,000	*	10%	lesser $0.01 or 20% discount to market	20,000	20,000
10/31/09	4,000	*	8%	25% discount of previous 5 days closing price	4,000	4,000
2/26/07	30,000	*	12%	lesser $0.50 or 35% discount to market	30,000	30,000
4/17/07	20,000	*	10%	lesser $0.45 or 35% discount to market	20,000	20,000
6/14/07	15,000	*	10%	lesser $0.50 or 25% discount to market	15,000	15,000
1/29/07	15,000	*	10%	$0.95	15,000	15,000
4/17/07	15,000	*	10%	lesser $0.45 or 35% discount to market	15,000	15,000
12/23/06	18,000	*	10%	$0.95	18,000	18,000
11/30/06	50,000	*	10%	$0.85	50,000	50,000
10/1/05	15,000	*	10%	$0.50	15,000	15,000
Total Current					$266,900	$266,900

* As of March 31, 2025, these notes are in default.

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares.

	March 31, 2025
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	1,102,427	$202,550

	June 30, 2024
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	818,753	$193,557

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and nine months ended March 31, 2025 and 2024:

The financings giving rise to derivative financial instruments and the income effects:

	Nine Months Ended
	March 31,	March 31,
	2025	2024
Compound embedded derivative	$(8,993)	$30,779
Day one derivative loss	-	-
Total derivative gain (loss)	$(8,993)	$30,779

	Three Months Ended
	March 31,	March 31,
	2025	2024
Compound embedded derivative	$(1,258)	$11,211
Day one derivative loss	-	-
Total derivative gain (loss)	$(1,258)	$11,211

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

 Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

	Inception	March 31, 2025	June 30, 2024
Quoted market price on valuation date	$0.01	$0.75	$0.40
Contractual conversion rate	$0.0054 - $0.0081	$0.26 – 0.32	$0.338 - $0.556
Range of effective contractual conversion rates	-		-
Contractual term to maturity	1.00 Year	0.25 Years	0.25 Years
Market volatility:
Volatility	138.28%-238.13%	138.28%-238.13%	138.28%-238.13%
Contractual interest rate	5%-12%	5%-12%	5%-12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the nine months ended March 31, 2025 and the year ended June 30, 2024.

	March 31, 2025	June 30, 2024
Beginning balance	$193,557	$201,607
Issuances:
Convertible Note Financing	-	-
Removals	-	-
Changes in fair value inputs and assumptions reflected	8,993	(8,050)
Conversions	-	-
Ending balance	$202,550	$193,557

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

Common Stock

On December 20, 2024, the Company filed a Regulation A Securities Offering (the “Offering”) in accordance with the Securities Act of 1933, consisting of equity securities, with a price range of $0.05 to $0.20 per share, for the purpose of raising capital of up to $3,500,000. The Offering was qualified on March 31, 2025.

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

The valuation allowance at March 31, 2025 was $11,709,720 and as of June 30, 2024 was $11,164,600.  The net change in allowance during the quarters ended March 31, 2025 was $544,120 and as of March 31, 2024 was $264,252.

As of March 31, 2025, the Company has federal net operating loss carry forwards of approximately $45,037,383 available to offset future taxable income through 2040. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the three and nine months ended March 31, 2025 and 2024 due to losses and full valuation allowances against net deferred tax assets.

As of March 31, 2025 and 2024, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	(21)%
State taxes – net of federal benefits	(5)%
Valuation allowance	26%
Income tax rate – net	0%

FASB Interpretation No. 48 (Fin 48) - Accounting for Uncertain Tax Positions

The Company files income tax returns in the U.S. federal jurisdiction and various state, and local jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities, with limited exception, for the quarters prior to March 31, 2014. With respect to state and local jurisdictions, with limited exception, the Company is no longer subject to income tax audits prior to March 31, 2014. In the normal course of business, the Company is subject to examination by various taxing authorities. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that may result from these open tax years.

Based on management’s review of the Company’s tax position, the Company had no significant unrecognized corporate tax liabilities as of March 31, 2025 and June 30, 2024 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 and 2012 through 2021 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 13. UNPAID PAYROLL TAXES

As of March 31, 2025 and June 30, 2024, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $60,402 and $17,401, respectively, subject to further interest and penalties. The total amount due to both taxing authorities including penalties and interest as of March 31, 2025 and June 30, 2024 was approximately $77,803 subject to further penalties and interest. This is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

IRS Tax Lien

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Rent

As of March 31, 2025, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

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

SarahCare

The Company is currently in default under its payment obligations in connection with the acquisition of SarahCare. The Company has $1.5 Million Dollars on its balance sheet for the payment obligation due SarahCare, for the quarter ending March 31, 2025 and the year ending June 30, 2024.  The Company is in negotiations to sell SarahCare.

The Company is currently in default under its payment obligations in connection with the acquisition of SarahCare. The Company has $1.5 Million Dollars on its balance sheet for the payment obligation due SarahCare, for the years ending June 30, 2024 and June 30, 2023.  The Company is in negotiations to sell SarahCare.

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

On or about October 2, 2024, Sarah Adult Day Services, Inc. was named as a defendant in a complaint filed in the Summit County Court of Common Please, Summit County Courthouse in Akron, OH (case no.: CV-2024-10-4369), but Premier Wadsworth Property, LLC (the “Plaintiff”), who is the owner and landlord for the Stow Professional Center, where SarahCare had a corporate center, which it closed around April 2024, approximately 1 year prior to the term of the lease.  The Plaintiff alleges that it is owed damages totaling at least $102,407, including all rent, utilities, and attorney’s fees.  The Company intends to vigorously defend itself in this matter. The Company has been paying down this liability and negotiating a settlement with the Plaintiff.

On or about April 17, 2024, the Company was notified that a complaint had been filed against it in the United States District Court for the Northern District of Ohio, Eastern Division (case no. 5:24-cv-00687), by Merle Griff, Adam Griff and Brian Froelich (the “Plaintiffs”), who are the original shareholders of SarahCare, which is wholly owned by the Company, alleging breach of breach of contract and related causes of action in connection with unpaid royalties pursuant to the Company’s original purchase agreement in connection with SarahCare, and seeking $1,841,537 in damages, plus interests, costs and attorney fees.  The matter was resolved and dismissed by the courts for improper jurisdiction.  The Plaintiffs have not filed another complaint since the dismissal.

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

NOTE 15. RELATED PARTY TRANSACTIONS

During the periods ended March 31, 2025 and 2024, related party transactions were as follows:

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

Simultaneous with the execution of the Lease, the Company entered into a sublease (the “sub-Lease”) of the premises to Lockwood Alpharetta Manager Inc, (the “sub-Tenant”), an entity which will use the premises for its medical, lab and administrative uses, and which sub-Tenant will be responsible for all fees, requirements and potential liabilities under the lease. Charles Everahrdt, the Company’s Chairman is a Managing Member of the sub-Tenant. The sublease will be for a term of 10 years at an initial rate of $30 psf with an annual rental increase of 2.5%.  The Company has no liability in this transaction, as sub-Tenant shall be solely responsible for all expenses, rents, payments, liabilities, etc.

As of March 31, 2025, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

As of June 30, 2024, a company founded and partially owned by the Company’s Chairman, Charles Everhardt, has been assigned the $3,750,000 in payables to a Company owned by Charle’s Everhardt for the Vitality Card, this amount included $750,000 which was included in accounts payable and accrued expenses as of March 31, 2025.

The above amounts and terms are not necessarily what third parties would agree to.

NOTE 16. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through May 20, 2025 the date the financial statements were available to be issued, and determined that there were no such events requiring adjustment to, or disclosure in, the accompanying consolidated financial statements except as described below.

On or about April 25, 2025, Innovative MedTech, Inc. (“Innovative” or the “Company”) entered into an Asset Purchase Agreement (the “Asset Acquisition Agreement”), pursuant to which a newly formed subsidiary of the Company (the “New Subsidiary”) would purchase (the “Purchase”) assets of Grand Concierge LLC, d/b/a Ticketbash, a New York limited liability company (“Ticketbash”) associated with retail and wholesale event ticket pricing, and the development of software and artificial intelligence related to the ticket business (the “Assets”), in consideration of (i) the issuance by the Company to Ticketbash’s owners of 20,000,000 shares of common stock and 1,151,500 shares of Series A Convertible Preferred Stock (which preferred stock is convertible into 115,150,000 shares of common stock) (such shares of common stock and preferred stock collectively the “Shares”), and additional shares as necessary to ensure that the shares issued constitute 60% of the total number of fully diluted shares of the Company, (ii) the future payment of two million dollars ($2,000,000) to Ticketbash based on net revenue and income milestones to be determined by the parties in the future, and (iii) the future payment of percentage royalties to Ticketbash based on aggregate revenues generated by the New Subsidiary as follows: 2% of revenue up to $15,000,000, 4% of revenue from $15,000,000-$25,000,000, and 5% of revenue in excess of $25,000,000. In connection with the Purchase, Ticketbash also received the right to appoint two members of the Board of Directors of the Company.  On or about May 15, 2025, Ticketbash advised that because of a lien on its assets by a lender, the close of the Purchase would need to be delayed, and the parties are currently negotiating an amendment to the Asset Acquisition Agreement to provide for the payoff of the lender at closing.  The Asset Acquisition Agreement is being accounted for as a reverse acquisition in accordance with ASC §805.

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

On March 25, 2021, the Company acquired two companies, Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. (collectively “SarahCare”), an adult day care center franchisor and provider. On March 25, 2021, the Company acquired two companies, Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. (collectively “SarahCare”), an adult day care center franchisor and provider. At that time, SarahCare had 25 centers (2 corporate and 23 franchise locations) located in 13 states, SarahCare offers seniors daytime care and activities focusing on meeting their physical and medical needs on a daily basis, and ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives. The Company is currently planning to sell its wholly-owned subsidiaries Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. Accordingly, the Company categorized the operations of Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. as discontinued operations in our financial statements for the three and nine months ended March 31, 2025 and 2024.

On or about April 16, 2024, the Company entered into a distribution agreement (the “Agreement”) with Near Infrared Imaging, Inc. (“NII”) for Vein-Eye Carry, a patent-pending vein illumination technology which employs advanced optics and real-time imaging to precisely identify veins, reducing the need for multiple attempts and enhancing procedural accuracy. The Agreement gives the Company the non-exclusive right to distribute NII’s product(s) with no limitations on the territory. NII’s Vein-Eye Carry is a Class 1, 510-k exempt medical device, is TAA and FAR compliant, and is designed, engineered and manufactured in the U.S. The Vein-Eye Carry is lightweight and portable and can be successfully carried into a home, up flights of stairs, carried into a clinic nursing home, placed in an ambulance or another emergency medical vehicle. On December 15, 2024, the Company was notified by NII that NII would be exercising the thirty (30) notice for termination of the Agreement between the companies.

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

On January 5, 2025, IMTH signed an Asset Purchase Agreement (“APA”) with AI Health Technologies, Inc. to acquire its newly developed CyberHealthAI system. This cutting-edge technology is designed to create an all-in-one universe for healthcare providers that includes refresher training, real time measurements, and video documentation of the entire procedure. CyberHealthAI was originally developed for wound care procedures but has been found to bring added value to many other health care services as well. Sales and licensing agreements in connection with the CyberHealthAI system are expected to begin in the 2nd quarter of 2025 (assuming the acquisition closes). By its terms, the APA is not considered binding until IMTH has completed its due diligence, and there is no guarantee that the acquisition will close. CyberHealthAI is focused on fusing the patient healthcare experience with a newly developed Artificial Intelligence / Virtual Reality system that creates an innovative environment for healthcare providers to deliver top level treatments / procedures to their patients. The system is designed to allow providers to access everything they need right at their fingertips, while exceeding government and commercial insurance guidelines and protocols. The Company has terminated discussions with this company under the APA.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-Q.

As of March 31, 2025, the Company had current assets of $250,386. The Company has a limited amount of liquid cash and no other liquid assets on hand  as of March 31, 2025, and this is not sufficient to fund operations for the next 12 months. Accordingly, we will be required to raise additional funds to meet our short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. In this regard, we have obtained and will continue to attempt to obtain (short and long term) loans for inventory purchases, new product development, expansion, advertising and marketing. We cannot assure you that we will be successful in obtaining the aforementioned financings (either debt or equity) on terms acceptable to us, or otherwise. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

Results of Operations for the Three months ended March 31, 2025, and as of March 31, 2024

For the quarter ended March 31, 2025, we recorded gross revenues of $0 versus $0 for the quarter ended as of March 31, 2024, as a result of the Company’s reclassification from discounted operations.

For the quarter ended March 31, 2025, operating expenses decreased to $56,659 from $865,194, an $808,535 decrease, or 93.45%, over the quarter ended as of March 31, 2024.  The decrease is due to a decrease in consulting expenses, stock-based compensation and general and administrative expenses.

For the quarter ended March 31, 2025, other (expense) income decreased to ($60,851) from $89 a decrease of 68,472% over the quarter ended as of March 31, 2024. This decrease is primarily due to an increase in amortization of debt discount, loss on change in fair value of derivatives, and an increase in interest expenses.

For the quarter ended March 31, 2025, we realized a net loss of $117,510 as compared to a net loss of $865,105 for the quarter ended as of March 31, 2024.  The decrease in our net loss of $747,595 was primarily due to a decrease in consulting, general and administrative expenses and stock-based compensation.

Results of Operations for the Nine Months Ended March 31, 2025, and as of March 31, 2024

For the nine months ended March 31, 2025, we recorded gross revenues of $0 versus $0 for the nine months ended as of March 31, 2024, as a result of the Company’s reclassification from discounted operations.

For the nine months ended March 31, 2025, operating expenses increased to $2,028,331 from $1,056,425, a $971,906 increase, or 92.00%, over the nine months ended as of March 31, 2024. The increase is due to an increase in consulting expenses, stock-based compensation, legal and professional and general and administrative expenses.

For the nine months ended March 31, 2025, other expense increased to $139,528 from $94,218, an increase of 48.09% over the nine months ended as of March 31, 2024. This increase is primarily due to a loss on the change in fair value of derivatives and an increase in interest expense.

For the nine months ended March 31, 2025, we realized a net loss of $2,167,859 as compared to a net loss of $1,150,643 for the nine months ended as of March 31, 2024. The increase in our net loss of $1,017,216 was primarily due to an increase in consulting expenses, stock-based compensation and legal and professional expenses.

Results of Discontinued Operations for the Three months ended March 31, 2025, and as of March 31, 2024

For the quarter ended March 31, 2025, we recorded gross revenues from discontinued operations of $431,017 versus $455,164 for the quarter ended as of March 31, 2024.  The decrease of $24,147 was a result of participant fees decreasing by $30,643 offset by an increase in franchise fees of $6,496.

For the quarter ended March 31, 2025, operating expenses from discontinued operations decreased to $392,348 from $491,976, a $99,628 decrease, or 20.25%, over the quarter ended as of March 31, 2024. The decrease is primarily due to a decrease in general and administrative and salaries and wages expenses in the amount of $94,642, offset by an increase in professional and consulting fees in the amount of $4,986.

For the quarter ended March 31, 2025, other income from operations of discontinued operations increased to ($9,910) from ($7,955), an increase of 24.59% over the quarter ended as of March 31, 2024. This increase of $1,955 is primarily due to an increase in interest expense in the amount of ($2,346) and other income of $391.

For the quarter ended March 31, 2025, gain (loss) from operations of discontinued operations increased to $28,759 from ($44,767), an increase of 164.24% over the quarter ended as of March 31, 2024. This increase is primarily due to an increase in operating expenses.

Results of Discontinued Operations for the Nine Months Ended March 31, 2025, and as of March 31, 2024

For the nine months ended March 31, 2025, we recorded gross revenues from discontinued operations of $1,274,081 versus $1,368,564 for the nine months ended as of March 31, 2024.  The decrease of $94,483 was a result of participant fees decreasing by $132,372 offset by an increase in franchise fees of $37,889.

For the nine months ended March 31, 2025, operating expenses from discontinued operations decreased to $1,185,764 from $1,517,707, a $331,943 decrease, or 21.87%, over the nine months ended as of March 31, 2024. The decrease of $331,943 is primarily due to a decrease in general and administrative expenses, salaries & wages and consulting expenses in the amount of $346,032 offset by an increase in legal & professional fees in the amount of $11,539.

For the nine months ended March 31, 2025, other income from operations of discontinued operations decreased to ($17,072) from $36,706, a decrease of 146.51% over the quarter ended as of March 31, 2024. This decrease of $53,778 is primarily due to a decrease in other income of $48,636 offset by an increase in interest expense in the amount of $5,142.

For the nine months ended March 31, 2025, gain (loss) from operations of discontinued operations increased to $71,245 from ($112,437), an increase of 163.36% over the nine months ended as of March 31, 2024. This increase is primarily due to an increase in discontinued operations.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2025, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than disclosed herein, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

On or about October 2, 2024, Sarah Adult Day Services, Inc. was named as a defendant in a complaint filed in the Summit County Court of Common Please, Summit County Courthouse in Akron, OH (case no.: CV-2024-10-4369), by Premier Wadsworth Property, LLC (the “Plaintiff”), who is the owner and landlord for the Stow Professional Center, where SarahCare had a corporate center, which it closed around April 2024, approximately 1 year prior to the term of the lease.  The Plaintiff alleges that it is owed damages totaling at least $102,407, including all rent, utilities, and attorney’s fees.  The Company intends to vigorously defend itself in this matter and is currently in settlement negotiations, and making payments towards a settlement, while in the initial motion stages of the litigation.

On or about April 17, 2024, the Company was notified that a complaint had been filed against it in the United States District Court for the Northern District of Ohio, Eastern Division (case no. 5:24-cv-00687), by Merle Griff, Adam Griff and Brian Froelich (the “Plaintiffs”), who are the original shareholders of SarahCare, which is wholly owned by the Company, alleging breach of breach of contract and related causes of action in connection with unpaid royalties pursuant to the Company’s original purchase agreement in connection with SarahCare, and seeking $1,841,537 in damages, plus interests, costs and attorney fees. The matter was resolved and dismissed by the courts for improper jurisdiction.  The Plaintiffs have not filed another complaint since the dismissal.

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

Our wholly owned subsidiary, SarahCare, is not involved in any other legal proceedings at this time, other than the legal proceedings listed above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2025, the Company did not have any unregistered sales of any equity securities.

Item 3. Defaults Upon Senior Securities.

During the quarter ended March 31, 2025, the Company was in default under the majority of its outstanding legacy convertible notes.

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
10.9

Asset Purchase Agreement, by and between Innovative MedTech, Inc., and Grand Concierge, LLC d/b/a/ Ticketbash, dated April 25, 2025 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 1, 2025)

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

Date: May 20, 2025

