Form 10-K
period 2025-06-30
AnTix Holdings, Inc.
filed 2026-01-08
CIK 1331612

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-51390

ANTIX HOLDINGS, INC.
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

On December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,519,149, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative trading system (“ATS”) of $0.0261. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock are deemed to be affiliates of the registrant.

The number of the registrant’s shares of common stock outstanding was 70,652,809 as of January 8, 2026.

FORWARD LOOKING STATEMENTS

Unless stated otherwise or the context otherwise requires, the words “we,” “us,” “our,” the “Company,” “Innovative MedTech” or “Innovative” in this “Annual Report” on Form 10-K collectively refers to AnTix Holdings, Inc. (formerly known as Innovative MedTech, Inc.), a Delaware corporation (the “Company”), and its subsidiaries.

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

The words “may”, “will”, “would”, “could”, “believes”, “expects”, “anticipates”, “intends”, “plans”, “projects”, “considers” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are made as of the date of this report. The Company does not undertake to publicly update or revise its forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements for AnTix Holdings, Inc. Such discussion represents only the best present assessment from our Management.

PART I

Item 1. Description of Business

Corporate Background

AnTix Holdings, Inc. (formerly known as Innovative MedTech, Inc.), (the “Company”) was originally formed on April 21, 2005, in New Jersey as “Serino 1, Corp.” On March 25, 2021, the Company acquired two companies, Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. (collectively “SarahCare”), an adult day care center franchisor and provider. With multiple locations in 13 states, SarahCare offered seniors daytime care and activities focusing on meeting their physical and medical needs on a daily basis, and ranging from nursing care to salon services and providing meals, to offering engaging and enriching activities to allow them to continue to lead active and engaged lives. On or about May 27, 2025, the Company entered into a Securities Purchase Agreement with Colbico, LLC (the “Buyer”) pursuant to which the Company sold to the Buyer the Company’s shares of capital stock of both of Sarah Adult Day Services, Inc. and Sarah Day Care Centers, Inc. for $300,000 to paid to the Company within 30 days of closing. The transaction closed on June 28, 2025, and SarahCare is no longer owned by the Company.

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

On or about April 25, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Acquisition Agreement”), pursuant to which a newly formed subsidiary of the Company (the “New Subsidiary”) would purchase (the “Purchase”) assets of Grand Concierge LLC, d/b/a Ticketbash, a New York limited liability company (“Ticketbash”) associated with retail and wholesale event ticket pricing, and the development of software and artificial intelligence related to the ticket business (the “Assets”), in consideration of (i) the issuance by the Company to Ticketbash’s owners of 20,000,000 shares of common stock and 1,151,500 shares of Series A Convertible Preferred Stock (which preferred stock is convertible into 115,150,000 shares of common stock) (such shares of common stock and preferred stock collectively the “Shares”), and additional shares as necessary to ensure that the shares issued constitute 60% of the total number of fully diluted shares of the Company, (ii) the future payment of two million dollars ($2,000,000) to Ticketbash based on net revenue and income milestones to be determined by the parties in the future, and (iii) the future payment of percentage royalties to Ticketbash based on aggregate revenues generated by the New Subsidiary as follows: 2% of revenue up to $15,000,000, 4% of revenue from $15,000,000-$25,000,000, and 5% of revenue in excess of $25,000,000. In connection with the Purchase, Ticketbash also received the right to appoint two members of the Board of Directors of the Company.  On or about April 25, 2025, Innovative issued the Shares to Ticketbash’s owners.

On May 30, 2025, because of existing encumbrances on the Assets, the Company and Ticketbash entered into Amendment No. 1 to Asset Purchase Agreement (the “Amendment”), providing that (i) instead of making the Additional Cash Investment, the Company would pay $1,000,000 to Ticketbash within 10 months (the “Initial Cash Payment”), and upon completion of Initial Cash Payment, the Assets would be immediately transferred to the Company; (ii) the equity purchase price would instead consist of a number of shares of Company preferred stock having voting rights equal to sixty percent (60%) of the total voting rights of the Company, and which shares of preferred stock shall have no economic rights, except that such shares shall automatically convert into sixty percent (60%) of the total number of outstanding shares of Common Stock on a fully diluted basis (following issuance of conversion shares) calculated as of June 1, 2025, upon the payment by the Company of the Initial Cash Payment; and (iii) the Additional Cash Purchase Price would be paid over a 36-month period based on based on revenue and income milestones to be determined by the parties in the future.

On October 3, 2025, the Company and Ticketbash amended their agreement to (i) revise the assets being purchased to instead include only a copy of the source code, object code and related technical specs for the Ticketbash artificial intelligence and related software, and (ii) reduce the purchase price to $522,000, which amount had already been paid by the Company, resulting in the immediate closing of the acquisition.

Description of Business

Historically, through May 2025, the Company was a provider of health and wellness services, and had two divisions: technology and devices and Adult Day Services.  The Company’s technology and devices division has signed an Exclusive Licensing Agreement with SKL for its Oral Thrush product, and the company’s formerly-wholly owned subsidiary SarahCare, an adult day care center franchisor with corporate owned centers and franchise locations across the United States. SarahCare offered seniors daytime care and activities ranging from exercise and medical needs daily to nursing care and salon services.

With the disposition of SarahCare and our Adult Day Services division during May of 2025, the Company is beginning a transition into media and artificial intelligence space via its asset acquisition of Ticketbash, while still maintaining it health and wellness division and related contracts through its license of Oral Thrush. Our historical operating results, are those of our Adult Day Services and technology and devices divisions.

We are now a technology focused ticketing services company leveraging machine learning models for predictive analytics and dynamic pricing to transform how live events, venues, and organizers manage ticketing, pricing, and customer engagement. Leveraging advanced machine learning and predictive analytics, our platform optimizes ticket sales by dynamically adjusting pricing, preventing fraud, and maximizing seat utilization. Unlike traditional ticketing systems, we combine automation with real-time insights to deliver a seamless experience for both event organizers and attendees.

The Ticketbash proprietary technology reduces inefficiencies in the secondary market, enhances security with AI-driven fraud detection, and provides organizers with actionable data to increase revenue and fan satisfaction. Whether for concerts, sports, theater, or large-scale conferences, we offer a smarter, transparent, and scalable ticketing solution built for the future of live experiences.

Overview and Mission

Our mission is to be one of the market leaders in the ticketing industry and expand into the further media and technology markets. We have an experienced management team of ticket nad media professionals and financial markets executives that have strong relationships in the industry.

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

Industry Overview

The global online event ticketing market was valued at $36.2 billion in 2024 and is expected to grow at a CAGR of 2.86% through 2030. Significant factors fueling the growth of the online event ticketing market include the increased use of apps in mobile phones to high internet penetration to book movies and live event tickets online. Emerging countries are also more involved in using smartphones with mobile internet, leading to an increase in awareness for online ticketing at home.

Furthermore, offering promotions and discounts on purchasing an online ticket would propel the online event ticketing market forward during the projection period. Furthermore, the rising use of online ticketing due to its convenience, ease, and speed of booking and an increase in the development of user-friendly apps for Android and iOS to support hassle-free online ticket purchases is likely to propel the online event ticketing market forward. Since service fees are included in major online event ticketing systems, they are paid platforms or applications. The majority of platforms charge a fee per ticket in addition to a portion of the ticket price. Many entertainment companies have legacy infrastructure that adds extra costs, forcing them to charge hefty fees to stay in business. In addition to ticketing fees, credit card processing fees must be paid if credit cards are utilized.

Moreover, most ticketing systems charge the ticket buyer credit card processing and ticket convenience costs. Approximately 85% of event organizers pass these costs on to the attendees. Currently, most ticket purchasers are asked to pay a service fee in addition to the price of the ticket. In addition, as different ticketing businesses offer varying pricing points, the payment structure and costs are important factors to consider when choosing a ticketing platform. Event planners, for example, offer reasonable ticketing software and even a free trial to ensure that their customers get all they need and more with no strings attached.

North America has had the highest share of ticket sales since 2021. This dominance is attributable to higher per capita income and increased internet penetration in countries like the United States and Canada.

On October 3, 2025, the Company and Ticketbash amended their agreement to (i) revise the assets being purchased to instead include only a copy of the source code, object code and related technical specs for the Ticketbash artificial intelligence and related software, and (ii) reduce the purchase price to $522,000, which amount had already been paid by the Company, resulting in the immediate closing of the acquisition.

Employees

As of June 30, 2025, the Company had 1 employee.

Intellectual Property

The Company does not currently own any intellectual property, except for exculsive license agreement with Oral Thrush and the proprietary source code associated Ticketbash’s robotic process automation and artificial intelligence in the ticketing market.

Competition

The wholesale ticketing industry is highly competitive and fragmented, with market participants ranging from large, well-capitalized enterprises to smaller niche operators. Competitors include both vertically integrated ticketing platforms that control distribution channels and secondary marketplaces, as well as specialized wholesalers that leverage proprietary technology or exclusive contractual relationships to secure inventory. Competitive factors include, without limitation, access to premium event rights, pricing power, technological capabilities, customer relationships, and regulatory compliance. Certain competitors may have greater financial resources, established brand recognition, or longstanding contractual arrangements with event organizers and venues, which could place the Company at a competitive disadvantage. The Company’s ability to compete effectively depends on its continued innovation, maintenance of strategic relationships, and compliance with applicable laws and regulations governing ticket sales and resale practices.

Governmental Regulations

We will be governed by government laws and regulations governing media, and event ticketing and digital markets. We believe that we are currently in compliance with all laws which govern our operations and have no current liabilities thereunder. Our intent is to maintain strict compliance with all relevant laws, rules and regulations.

Reports to Security Holders

We intend to furnish our shareholders annual reports containing consolidated financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements. We may also file additional documents with the Commission if they become necessary in the course of our company’s operations.

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

Item 2. Properties

As of June 30, 2025, the Company maintains its corporate address at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space at this time but expects to enter into a month-to-month office lease for this space.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than disclosed herein, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

As of June 30, 2025, we were not a party to any material legal proceedings.

We have 13 old convertible promissory notes that are in default, and we may be subject to legal proceedings or lawsuits from any number of those convertible noteholders, including the below.

On April 7, 2013, three note holders (Brook Hazelton, Benjamin M. Manalaysay, Jr., and Diego McDonald, the “Plaintiffs”), whom together invested a total principal amount of $45,000 in the form of Convertible Promissory Notes (the “Notes”) to the Company, together filed a “Notice of Commencement of Action Subject to Mandatory Electronic Filing” in the Supreme Count of the State of New York, County of New York. The Plaintiffs alleged that the Company breached their contracts with the Plaintiffs and included causes of action for unjust enrichment and related claims, seeking repayment of each of their respective convertible promissory notes plus interest. On or about February 24, 2014, the three Plaintiffs received judgment against the Company from the court in the amounts of $33,686, $8,546 and $33,697 respectively.

As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties, except for the below:

On October 6, 2025, the Company was served notice with a Demand for Arbitration by Brian Froelich, a shareholder of the SarahCare entities.  Mr. Froelich claims breach of contract and unjust enrichment against the Company and Veterans Services, LLC dba Veterans USA LLC, an entity owned by the Company’s Chairman Charles Everhardt. Mr. Froelich seeks $150,000 in what he claims are unpaid royalty payments due, plus enforcement expenses.  The Company believes that these claims are unfounded, and the Company intends to rigorously defend itself on this matter.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the OTC Link ATS (the alternative trading system operated by OTC Markets Group, Inc.) under the symbol “IMTH”.  As of June 30, 2025, the Company’s common stock was held by 187 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The following information reflects the high and low prices of the Company’s common stock. High and low prices are from prices reported by OTCMarkets.com.

Quarterly period	High	Low
Fiscal year ended June 30, 2025:
First Quarter	$0.45	$0.2975
Second Quarter	$0.48	$0.32
Third Quarter	$0.68	$0.36
Fourth Quarter	$0.60	$0.0327

Fiscal year ended June 30, 2024:
First Quarter	$3.49	$1.57
Second Quarter	$2.00	$1.13
Third Quarter	$1.47	$0.295
Fourth Quarter	$0.74	$0.55

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

None.

Purchase of Equity Securities

None.

Recent Sales of Unregistered Equity Securities

During the fiscal year ended June 30, 2025, the Company did not have any unregistered sales of any equity securities, except as described below.

On or about February 5, 2025, the Company issued 100,000 common shares, par value, $0.000001 per share, to an investor, for a purchase price of $100,000.

On or about February 18, 2025, the Company issued 500,000 common shares, par value, $0.000001 per share, to an investor, for a purchase price of $25,000.

On or about March 4, 2025, the Company issued 120,000 common shares, par value, $0.000001 per share, to an investor, for a purchase price of $6,000.

On or about March 7, 2025, the Company issued 100,000 common shares, par value, $0.000001 per share, to an investor, for a purchase price of $5,000.

On or about May 1, 2025, the Company issued 200,000 common shares, par value, $0.000001 per share, to an investor investor, for a purchase price of $10,000.

On or about May 20, 2025, the Company issued 1,400,000 common shares, par value, $0.000001 per share, to an investor, for a purchase price of $70,000.

On or about May 20, 2025, the Company issued 400,000 common shares, par value, $0.000001 per share, to an investor, for a purchase price of $20,000.

On or about May 22, 2025, the Company issued 500,000 common shares, par value, $0.000001 per share, to an investor, for a purchase price of $25,000.

On or about May 23, 2025, the Company issued 1,500,000 common shares, par value, $0.000001 per share, to an investor, for a purchase price of $75,000.

On or about June 3, 2025, the Company issued 1,600,000 common shares, par value, $0.000001 per share, to an investor, for a purchase price of $80,000.

On or about June 5, 2025, the Company issued 200,000 common shares, par value, $0.000001 per share, to an investor investor, for a purchase price of $10,000.

On or about June 6, 2025, the Company issued 100,000 common shares, par value, $0.000001 per share, to an investor investor, for a purchase price of $5,000.

On or about June 6, 2025, the Company issued 100,000 common shares, par value, $0.000001 per share, to an investor investor, for a purchase price of $5,000.

On or about June 13, 2025, the Company issued 500,000 common shares, par value, $0.000001 per share, to an investor, for a purchase price of $25,000.

The forgoing shares were issued pursuant to the exemption from registration provided by Regulation A and/or Section 4(a)(2) of the Securities Act of 1933, as amended, as shares were purchased under the Company’s qualified Regulation A offering, and the transactions did not involve a public offering.

Item 6. Selected Financial Data

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements and summary of selected financial data for AnTix Holdings, Inc. Such discussion represents only the best present assessment from our Management.

DESCRIPTION OF COMPANY

Historically, through May 2025, the Company was a provider of health and wellness services, and had two divisions: technology and devices and Adult Day Services.  The Company’s technology and devices division has signed an Exclusive Licensing Agreement with SKL for its Oral Thrush product, and the company’s formerly-wholly owned subsidiary SarahCare, an adult day care center franchisor with corporate owned centers and franchise locations across the United States. SarahCare offered seniors daytime care and activities ranging from exercise and medical needs daily to nursing care and salon services.

With the disposition of SarahCare and our Adult Day Services division during May of 2025, the Company is beginning a transition into media and artificial intelligence space via its asset acquisition of Ticketbash, while still maintaining it health and wellness division and related contracts through its license of Oral Thrush. Our historical operating results, are those of our Adult Day Services and technology and devices divisions.

We are now a technology focused ticketing services company leveraging machine learning models for predictive analytics and dynamic pricing to transform how live events, venues, and organizers manage ticketing, pricing, and customer engagement. Leveraging advanced machine learning and predictive analytics, our platform optimizes ticket sales by dynamically adjusting pricing, preventing fraud, and maximizing seat utilization. Unlike traditional ticketing systems, we combine automation with real-time insights to deliver a seamless experience for both event organizers and attendees.

The Ticketbash proprietary technology reduces inefficiencies in the secondary market, enhances security with AI-driven fraud detection, and provides organizers with actionable data to increase revenue and fan satisfaction. Whether for concerts, sports, theater, or large-scale conferences, we offer a smarter, transparent, and scalable ticketing solution built for the future of live experiences.

The following Management Discussion and Analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED JUNE 30, 2025, TO THE YEAR ENDED JUNE 30, 2024

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto for the years ended June 30, 2025 and 2024, and related management discussion herein.

Our consolidated financial statements are stated in U.S. Dollars and are prepared in accordance with generally accepted accounting principles of the United States (“GAAP”).

Going Concern Qualification

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $43,292,307 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

Discontinued Operations

Our operating results for discontinued operations for the years ended June 30, 2025 and 2024, and the changes between those periods for the respective items, are summarized as follows:

	Years Ended June 30,
	2025	2024
Total revenue	$1,694,419	$1,824,925
Operating expenses	1,577,956	2,095,584
Income from operations	116,463	(270,659)
Other income (expenses)	(25,786)	(3,627,337)
Gain (loss) from operations of discontinued operations	$90,677	$(3,897,996)
Gain on disposition of subsidiaries	$3,366,943	$-

Operating Results

Our operating results for the years ended June 30, 2025 and 2024, and the changes between those periods for the respective items, are summarized as follows:

	Year Ended
	June 30		Change
	2025	2024	Amount
Operating loss	$(2,728,979)	$(4,003,417)	$1,274,438
Other income (expense)	540,262	(37,484)	577,746
Net loss	$(2,188,717)	$(4,040,901)	$1,852,184

Revenues

Our revenue stayed the same at $0 for the year ended June 30, 2025, from revenue of $0 in the comparative year ended June 30, 2024. The following table presents revenue expenses for the years ended June 30, 2025 and 2024:

Year Ended
	June 30		Change
	2025	2024	Amount
Participant fees	$-	$-	$-
Franchise fees	-	-	-
Total revenue	$-	$-	$-

Operating Expenses

Our operating expenses decreased to $2,428,979 for the year ended June 30, 2025, from operating expenses of $4,003,417 in the comparative year ended June 30, 2024.  The decrease was due to decreases in, stock-based compensation and salaries and wages. The following table presents operating expenses for the years ended June 30, 2025 and 2024:

	Year Ended
	June 30,		Change
	2025	2024	Amount	Percentage
General and administrative	$359,986	$24,579	$335,407	1,364.61%
Stock-based compensation	252,985	1,725,503	(1,472,518)	(85.34)%
Consulting fees	1,933,250	2,144,006	(210,756)	(9.83)%
Legal & professional expenses	182,758	109,329	73,429	67.16%
Total operating expenses	$2,728,979	$4,003,417	$(1,274,438)	(31.83)%

The Company recorded $359,986 in general and administrative fees during the year ended June 30, 2025, as compared to $24,579 for the prior fiscal year, with the increase primarily due to the Company’s increased administrative expenses. We realized a decrease of $1,472,518 in stock based compensation during the year ended June 30, 2025, as compared to the same period in the prior fiscal year due to a decrease in management and consultants’ stock-based compensation. We realized a decrease of $210,756 in consulting fees during the year ended June 30, 2025, as compared to the same period in the prior fiscal year, primarily due to decreasing operational expenses during the most recent fiscal year as compared to the prior fiscal year. We realized an increase of $73,429 in legal & professional expenses during the year ended June 30, 2025, as compared to the prior fiscal year due to an increase in our use of consultants for business and corporate development.

Other Income (Expense)

The following table presents other income and expenses for the years ended June 30, 2025 and 2024:

	Year Ended
	June 30
	2025	2024
Interest expense, related parties	$(54,304)	$(33,040)
Interest expenses	(84,905)	(87,477)
Amortization of debt discount	(16,112)	(22,849)
Change in fair value of derivatives	(4,325)	8,050
Loss on impairment of deposits on acquisitions	(440,800)	-
Loss on impairment of intangible assets	-	111,487
Gain in extinguishment of debt	1,140,708	(13,655)
Total other income (expense)	$540,262	$(37,484)

During the year ended June 30, 2025, interest expense, related party increased to $54,304 and interest expense increased to $84,905, as compared to greater interest expense, related party and lower interest expense during the prior fiscal year due to a decrease and increase in certain loans and lease liabilities. During the year ended June 30, 2025, amortization of debt discount decreased to $16,112 from $22,849 for the prior year, due to the decrease in the amount of debts.  During the year ended June 30, 2025, the change in fair value of derivatives decreased to ($4,325) from $8,050 for the prior fiscal year, due to inputs in the derivative calculation, such as current share price. During the year ended June 30, 2025, loss on impairment of intangible assets decreased to $0 from $111,487 for the prior year, due to fully writing off the intangible assets during the year. During the year ended June 30, 2025, the loss on impairment of deposits on acquisitions increased to ($440,800), from $0 for the prior fiscal year, due to the deposits on the Company’s acquisition during the year. During the year ended June 30, 2025, gain on extinguishment of debt increased to $1,140,708 from ($13,655) for the prior year for both, due to the writing off of certain debts during the year

Net Income (Loss)

The Company incurred a $1,268,903 net income (loss) during the year ended June 30, 2025, compared to net loss of $7,938,897 in the prior fiscal year. The decrease in net loss is primarily due to the decrease in the Company’s operating expenses, specifically its stock compensation expense due to consulting arrangements, and the gain on the disposition of subsidiaries during the most recent fiscal year ended June 30, 2025.

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

Several conditions and events cast substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred cumulative net losses of $43,292,307 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through debt or future issuances of capital stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern.

Working Capital

The following table presents our working capital position as of June 30, 2025 and 2024:

	Year Ended
	June 30		Change
	2025	2024	Amount	Percentage
Cash	$13,616	$873	$12,743	1,459.68%
Notes receivable, related party	9,294	9,294	-	-%
Assets of discontinued operations, current	-	273,612	(273,612)	(100.00)%
Current Assets	22,910	283,779	260,869	(91.93)%
Current Liabilities	1,303,443	4,101,357	(2,797,914)	(68.22)%
Working Capital	$(1,280,533)	$(3,817,578)	$(2,537,045)	(66.46)%

The change in working capital during the year ended June 30, 2025, was primarily due to a decrease in current assets of $260,869 in conjunction with an decrease in current liabilities of $2,797,914. Current assets decreased primarily due to a decrease in assets of discontinued operations of $273,612 and cash of $12,743. Current liabilities decreased primarily due to the sale of the SarahCare subsidiaries.

Cash Flow

The following tables presents our cash flow for the year ended June 30, 2025 and 2024:

	Year ended
	June 30
	2025	2024
Cash from operating activities	$2,854,212	$(4,094,816)
Cash flows in investing activities	(127,500)	-
Cash from financing activities	352,974	188,382
Net change in cash for the period	$12,743	$(247)

Cash Flows from Operating Activities

For the year ended June 30, 2025, net cash flows from operating activities increased to $2,854,212 from ($4,094,816) for the year ended June 30, 2025, due primarily to the Company’s net income from the current fiscal year relating to the gain on disposition of its SarahCare subsidiaries in the amount of $3,366,943.

Cash Flows from Investing Activities

For the year ended June 30, 2025, net cash flows used in investing increased to $127,500 from $0 during the most recent and prior fiscal years.

Cash Flows from Financing Activities

For the year ended June 30, 2025, net cash flows from financing activities increased to $352,974 from $188,382 for the year ended June 30, 2024, due to an increase in proceeds from notes payable and a securities offering during the most recent fiscal year.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our consolidated financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2025 and 2024.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported revenues and expenses during the reporting periods. Because of the use of estimates inherent in the financial reporting process, actual results may differ significantly from those estimates.

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest bearing account that sometimes exceeds over $250,000 federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2025 and 2024.

Earnings Per Share Calculation

Basic earnings per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

Revenue Recognition

Prior to the sale of the SarahCare subsidiaries, the Company recognized revenue as follows: participant fees and franchise fees. Participant fee revenue is recognized over time as services are delivered under residency, day care, home health, and outpatient agreements. Performance obligations are based on the nature of services, and revenue is recorded under ASC 606 or ASC 842 depending on whether lease or non-lease components predominate. Payments come from participants or third-party payors such as Medicaid and Veterans Affairs, with estimates for retroactive adjustments recorded in the period services are provided. Franchise fee revenue comes from royalties, generally a percentage of gross revenues, and reimbursements for costs under franchise agreements. Revenue is recognized as services are provided, while related reimbursements are recorded in revenues and the corresponding costs are included in operating expenses.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the consolidated financial statements.

Leases

In December 2018, the FASB issued ASC 842 and as ASU 2016-02, is the new lease accounting standard published by the Financial Accounting Standards Board (“FASB”). It replaced the previous US GAAP leasing standard, ASC 840. The purpose of the new standard is to close a major accounting loophole in ASC 840: off-balance sheet operating leases. Public companies began to implement the standard starting after December 15, 2018. Private companies will follow a year later on December 15, 2020. ASC 842 represents a significant overhaul of the accounting treatment for leases, with the most significant change being that most leases, including most operating leases, are now capitalized on the balance sheet. Under ASC 840, FASB permitted operating leases to be reported only in the footnotes of corporate financial statements. Under ASC 842, the only leases that are exempt from the capitalization requirement are short-term leases less than or equal to 12 months in length. This became effective December 1, 2019 and the Company chose to adopt it early  on December 1, 2018. The adoption did not have any material impact on the Company’s consolidated financial statements as the Company has no long term leases.

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

Recently Issued Accounting Pronouncements

As of and for the year ended June 30, 2025, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products and services.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data

AnTix Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Antix Holding, Inc. (formerly Innovative Medtech Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Antix Holding, Inc. (formerly Innovative Medtech Inc., the “Company”) as of June 30, 2025 and June 30, 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended June 30, 2025 and June 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and June 30, 2024, and the results of its operations and its cash flows for the years ended June 30, 2025 and June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred net losses from continuing operations and working capital deficits. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

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

The primary procedures we performed to address the critical audit matter included the following:

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

-

Reviewed the work of the Company to calculate the change in fair value of the derivative liability using the Monte Carlo method to determine whether the change in fair value of the derivative liability recorded by the Company was reasonable.

-

Obtained and reviewed the legal letter from the law firm which opined on the unenforceability of specific convertible debt and evaluated the appropriateness of management’s accounting treatment of the debt extinguishment.

We have served as the Company’s auditor since 2024.

Tampa, Florida

January 8, 2026

ANTIX HOLDINGS, INC. (FORMERLY INNOVATIVE MEDTECH, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2025	June 30, 2024

Assets
Current assets
Cash and cash equivalents	$13,616	$873
Notes receivable, related party	9,294	9,294
Other receivable	-	-
Assets of discontinued operations, current	-	273,612
Total current assets	22,910	283,779

Deposit on business acquisition	227,500	-
Assets of discontinued operations, non-current	-	368,102
Total Assets	$250,410	$651,881

Liabilities & Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$471,113	$498,217
Accrued interest	128,281	633,868
Accrued interest, related parties	54,844	152,079
Notes payable, related parties, current	318,334	674,271
Notes payable, current	330,871	263,931
Convertible notes payable, current	-	266,900
Derivative liability	-	193,557
Liabilities of discontinued operations, current	-	1,418,534
Total current liabilities	1,303,443	4,101,357

Royalty liability	-	1,500,000
Liabilities of discontinued operations, non-current	-	533,486
Total Liabilities	1,303,443	6,134,843

Commitments and contingencies (Note 15)

Stockholders' Deficit
Series A Preferred stock, $0.000001 par value; 500,000,000 authorized: 367,500 shares issued and outstanding	-	-
Common stock, $0.000001 par value; 130,000,000 shares authorized; 59,838,963 and 23,882,297 shares issued and outstanding as of June 30, 2025 and 2024, respectively	59	24
Additional paid in capital	42,239,215	39,078,224
Accumulated deficit	(43,292,307)	(44,561,210)
Total Stockholders' Deficit	(1,053,033)	(5,482,962)
Total Liabilities and Stockholders' Deficit	$250,410	$651,881

See accompanying notes to consolidated financial statements.

ANTIX HOLDINGS, INC. (FORMERLY INNOVATIVE MEDTECH, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	June 30,
	2025	2024

Revenue:
Participant fees	$-	$-
Franchise fees	-	-

Operating expenses:
General and administrative	359,986	24,579
Stock-based compensation	252,985	1,725,503
Consulting fees	1,933,250	2,144,006
Legal and professional fees	182,758	109,329
Total operating expenses	2,728,979	4,003,417

Loss from operations	(2,728,979)	(4,003,417)

Other income (expense):
Interest expense, related parties	(54,304)	(33,040)
Interest expense	(84,905)	(87,477)
Amortization of debt discount	(16,112)	(22,849)
Change in fair value of derivatives	(4,325)	8,050
Loss of impairment of intangible assets	-	111,487
Loss on impairment of deposit on acquisition	(440,800)	-
Gain on extinguishment of debt	1,140,708	(13,655)
Total other income (expense)	540,262	(37,484)

Net loss from continuing operations	$(2,188,717)	$(4,040,901)

Discontinued operations
Gain on disposition of subsidiaries	3,366,943	-
Gain (loss) from operations of discontinued operations	90,677	(3,897,996)
Total discontinued operations	3,457,620	(3,897,996)

Income (loss) before tax benefit (expense)	1,268,903	(7,938,897)

Income tax benefit (expense)	-	-

Net Income (loss) applicable to common stockholders	1,268,903	(7,938,897)

Basic and diluted earnings per share on net income (loss)	$0.03	$(0.33)

Weighted average shares outstanding - basic and diluted	40,890,227	23,865,173

See accompanying notes to consolidated financial statements.

ANTIX HOLDINGS, INC.

(FORMERLY INNOVATIVE MEDTECH, INC.)

 AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended June 30, 2025 and 2024

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2023	367,500	$-	21,157,327	$21	$35,313,906	$(36,622,313)	(1,308,386)

Warrants issued with notes payable	-	-	-	-	22,849	-	22,849
Stock issued for services	-	-	2,667,395	3	1,987,179	-	1,987,182
Conversion of notes payable and accrued interest	-	-	50,075	-	25,037	-	25,037
Stock issued in satisfaction of accounts payable	-	-	7,500	-	3,750	-	3,750
Stock-based compensation	-	-	-	-	1,725,503	-	1,725,503
Net loss	-	-	-	-	-	(7,938,897)	(7,938,897)
Balance, June 30, 2024	367,500	-	23,882,297	24	39,078,224	(44,561,210)	(5,482,962)
Sale of common stock	-	-	7,320,000	7	365,993	-	366,000
Stock issued for services	-	-	20,136,666	20	1,676,230	-	1,676,250
Stock issued for deposit in joint venture	-	-	2,000,000	2	540,798	-	540,800
Stock-based compensation	-	-	-	-	252,977	-	252,977
Stock issued for satisfaction of accounts payable	-	-	6,500,000	6	324,993	-	324,999
Net income	-	-	-	-	-	1,268,903	1,268,903
Balance, June 30, 2025	367,500	$-	59,838,963	$59	$42,239,215	$(43,292,307)	$(1,053,033)

See accompanying notes to consolidated financial statements.

ANTIX HOLDINGS, INC. (FORMERLY INNOVATIVE MEDTECH, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	June 30,
	2025	2024
Cash Flows from Operating Activities
Net Income (Loss)	$1,268,903	$(7,938,897)

Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	252,977	1,725,503
Stock issued for services	1,676,250	1,987,182
Amortization of royalty fee liability discount	-	151
Amortization of debt discount	16,056	22,849
Change in fair value of derivatives	4,325	(8,050)
Loss of impairment of intangible assets	-	(111,487)
Loss on impairment of deposit on acquisition	440,800	-
(Gain) loss on extinguishment of debt	(1,140,707)	13,655
Changes in operating assets & liabilities
Accounts payable and accrued liabilities	237,406	102,442
Accrued interest, related party	45,808	66,964
Accrued interest	52,394	44,872
Net change in operating activities from continuing operations	2,854,212	(4,094,816)

Cash Flows from Investing Activities
Deposits on business acquisition	(127,500)	-
Net change in investing activities from continuing operations	(127,500)	-

Cash Flows from Financing Activities
Sale of common stock	366,000	-
Proceeds from notes payable	164,394	161,382
Proceeds from notes payable, related parties	-	27,000
Payments on notes payable	(177,420)	-
Net change in financing activities from continuing operations	352,974	188,382

Net change in cash and cash equivalents from continuing operations	3,079,686	(3,906,434)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net change in operating activities from discontinued operations	(1,361,006)	3,908,949
Net change in investing activities from discontinued operations	-	-
Net change in financing activities from discontinued operations	(1,705,937)	(2,762)
Net change in cash and cash equivalents from discontinued operations	(3,066,943)	3,906,187

Net change in cash and cash equivalents	12,743	(247)

Cash and cash equivalents at beginning of period	873	1,120

Cash and equivalents at end of period	$13,616	$873

Supplemental Cash Flow Information
Cash paid for interest	$1,161	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued for deposit on business acquisition	$540,800	$-
Accounts payable and accrued expenses converted to convertible notes payable	$-	$3,750
Common stock issued for satisfaction of accounts payable	$325,000	$-
Accrued interest converted to convertible notes payable	$-	$25,037
Debt discount associated with notes payable	$27,353	$-
Legal fees paid from proceeds from notes payable	$7,000	$-
Accounting fees paid from proceeds from notes payable	$38,000	$-
Loan repayments paid from proceeds from notes payable	$22,752	$-
Accounts payable repayments paid from proceeds from notes payable	$4,810	$-
Interest payments paid from proceeds from notes payable	$9,939	$-

See accompanying notes to consolidated financial statements.

ANTIX HOLDINGS, INC.

(FORMERLY INNOVATIVE MEDTECH, INC.)

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2025

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

AnTix Holdings, Inc. (formerly known as Innovative MedTech, Inc.) (the “Company”), a Delaware corporation, is a media and technology company.  On September 19, 2025, the Company filed with the State of Delaware a Certificate of Amendment to our Amended and Restated Certificate of Incorporation to change our corporate name from “Innovative MedTech, Inc.” to “AnTix Holdings, Inc.”.

On or about April 25, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Acquisition Agreement”), pursuant to which a newly formed subsidiary of the Company (the “New Subsidiary”) would purchase (the “Purchase”) assets of Grand Concierge LLC, d/b/a Ticketbash, a New York limited liability company (“Ticketbash”) associated with retail and wholesale event ticket pricing, and the development of software and artificial intelligence related to the ticket business (the “Assets”), in consideration of (i) the issuance by the Company to Ticketbash’s owners of 20,000,000 shares of common stock and 1,151,500 shares of Series A Convertible Preferred Stock (which preferred stock is convertible into 115,150,000 shares of common stock) (such shares of common stock and preferred stock collectively the “Shares”), and additional shares as necessary to ensure that the shares issued constitute 60% of the total number of fully diluted shares of the Company, (ii) the future payment of two million dollars ($2,000,000) to Ticketbash based on net revenue and income milestones to be determined by the parties in the future, and (iii) the future payment of percentage royalties to Ticketbash based on aggregate revenues generated by the New Subsidiary as follows: 2% of revenue up to $15,000,000, 4% of revenue from $15,000,000-$25,000,000, and 5% of revenue in excess of $25,000,000. In connection with the Purchase, Ticketbash also received the right to appoint two members of the Board of Directors of the Company.  On or about April 25, 2025, the Purchase was closed, and Innovative issued the Shares to Ticketbash’s owners.

On May 30, 2025, because of existing encumbrances on the Assets, the Company and Ticketbash entered into Amendment No. 1 to Asset Purchase Agreement (the “Amendment”), providing that (i) instead of making the Additional Cash Investment, the Company would pay $1,000,000 to Ticketbash within 10 months (the “Initial Cash Payment”), and upon completion of Initial Cash Payment, the Assets will be immediately transferred to the Company; (ii) the Equity Purchase Price would instead consist of a number of shares of Company preferred stock having voting rights equal to sixty percent (60%) of the total voting rights of the Company, and which shares of preferred stock shall have no economic rights, except that such shares shall automatically convert into sixty percent (60%) of the total number of outstanding shares of Common Stock on a fully diluted basis (following issuance of conversion shares) calculated as of June 1, 2025, upon the payment by the Company of the Initial Cash Payment; (iii) the Additional Cash Purchase Price shall be paid over a 36-month period based on based on revenue and income milestones to be determined by the parties in the future.

On October 3, 2025, the Company and Ticketbash amended their agreement to (i) revise the assets being purchased to instead include only a copy of the source code, object code and related technical specs for the Ticketbash artificial intelligence and related software, and (ii) reduce the purchase price to $522,000, which amount had already been paid by the Company, resulting in the immediate closing of the acquisition.

On or about May 27, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Colbico, LLC (the “Buyer”) pursuant to which the Company will sell to the Buyer the Company’s shares of capital stock of both of Sarah Adult Day Services, Inc., an Ohio corporation, and Sarah Day Care Centers, Inc., an Ohio corporation, for $300,000 to paid to the Company within 30 days of closing. Additional consideration included the cancellation of royalty liability in the amount of $1,500,000, cancellation of intercompany loans in the amount of $178,949, and the cancelation of related party debt and accrued interest totaling $498,980. The Buyer shall have a 30-day period following execution of the Securities Purchase Agreement to determine whether to proceed with the transactions contemplated by that agreement or terminate the agreement. The Buyer chose to proceed with the transaction, and has not yet paid the Company. The Securities Purchase Agreement contains standard representations, warranties, indemnification provisions, and conditions to closing.

On or about May 17, 2024, the Company entered into an Exclusive License Agreement (the “Exclusive License Agreement”) with Shear Kershman Labs, a Missouri corporation (“SKL”).  SKL has developed Oral Thrush, a mouth wash that treats oral thrush, a condition in which a fungus, Candida albicans, accumulates on the lining of the mouth and sometimes overgrows and causes symptoms, such as creamy white lesions, usually on the tongue or inner cheeks. Under the Exclusive License Agreement, SKL will form a subsidiary to distribute Oral Thrush, the Company shall become an 80% owner of the subsidiary, and the Company issued 2,000,000 shares of the Company’s Common Stock to SKL. The Company has since been impaired.

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

For the years ended June 30, 2025 and 2024, the Company reported a net income (loss) of $1,268,903 and $7,938,897, respectively.

As of June 30, 2025, the Company maintained total assets of $250,410, total liabilities including long-term debt of $1,303,443 along with an accumulated deficit of $43,292,307.

The Company continues to have limited capital resources and has experienced net losses and negative cash flows from operations and expects these conditions to continue for the foreseeable future. As of June 30, 2025, the Company had $13,616 cash available for operations and had an accumulated deficit of $43,292,307. Management believes that cash on hand as of June 30, 2025 is not sufficient to fund operations through June 30, 2026. The Company will be required to raise additional funds to meet its short and long-term planned goals. There can be no assurance that such funds, if available at all, can be obtained on terms reasonable to the Company.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended June 30, 2025 and 2024.

Principles of Consolidation

The Company has two wholly-owned operating subsidiaries; Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc., along with non-operating subsidiaries consisting of RX Vitality, Inc. and the 10 formed limited liability companies formed for the additional SarahCare location leases.  The consolidated financial statements, which include the accounts of the Company and its two wholly-owned subsidiaries, are prepared in conformity with GAAP pursuant to the rules and regulations of the SEC. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements have been prepared using the accrual basis of accounting in accordance with GAAP and presented in US dollars. The fiscal year end is June 30.  The Company sold its SarahCare subsidies around June 28, 2025.

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

Cash and Cash Equivalents

The Company maintains cash balances in a non-interest-bearing account that does not exceed $250,000 at June 30, 2025. For the purpose of the consolidated financial statements, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2025 and 2024.

Earnings Per Share Calculation

Basic earnings per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  There are 36,750,000 of CSE not included in the diluted per share because they are considered anti-dilutive.

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

Patient Fees (for SarahCare)

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

Franchise Fees (for SarahCare)

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are carried at the original invoiced amount less an allowance for doubtful accounts based on the probability of future collection. The Company maintains an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments. The Company employs an expected credit loss model utilizing historical loss rates and historical trends in credit quality indicators (e.g., delinquency, risk ratings), adjusted to reflect current economic conditions and knowledge or customer relationships. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current industry trends, changes in customer payment terms, and specific customer situations. Estimated uncollectible amounts are charged to earnings and a credit to a valuation allowance. Balances which remain outstanding after reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company has assessed that certain receivables may not be collectable and has recorded an allowance for credit losses of $300,000 as of June 30, 2025. Accounts receivable was evaluated as of June 30, 2024 and determined there were $0 of uncollectible accounts amounting.

Leases

The Company accounts for leases in accordance with Accounting Standards Update (“ASU”) 2016-02, “Leases” (Topic 842). Based on this standard, the Company determines if an agreement is a lease at inception. Leases are included – right to use, current portion of lease liability, and operating lease liability, less current portion in the Company’s consolidated balance sheets. Finance leases are included in property, plant and equipment, net current portion of long-term debt, net and long-term debt, less current portion and debt issuance costs in the Company’s consolidated balance sheets.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards, and are measured using enacted tax rates expected to apply when the differences are realized or settled. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized, based on management’s assessment of future taxable income, the reversal of existing temporary differences, and available tax-planning strategies. The Company recognizes the tax effects of uncertain tax positions only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authorities, with recognized tax benefits measured as the largest amount of benefit that is more than 50 percent likely to be realized upon ultimate settlement. Interest and penalties related to uncertain tax positions are recorded as a component of income tax expense, and the overall provision for income taxes includes both current and deferred amounts based on management’s best estimate of taxable income for the period.

Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date of this report; the date the consolidated financial statements were available for issue.

NOTE 4. SEGMENT REPORTING

The Company operates as a single reportable segment and evaluates performance based on revenue and operating income. In accordance with ASU 2023-07, the Company discloses significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included in the reported measure of segment profit. For the year ended June 30, 2025, significant segment expenses include consulting fees and stock based compensation.

Since the Company has only one reportable segment, all required segment disclosures, including those previously presented only on an annual basis, are now provided in both annual and interim financial statements.

NOTE 5. DISCONTINUED OPERATIONS

On June 28, 2025, the Company disposed of both of its wholly-owned subsidiaries Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. in exchange for $300,000 and forgiveness of $2,177,929 in liabilities. As of June 30, 2025, the $300,000 was not received and was recorded in other receivable on the balance sheet. As a result of the disposition, the Company recorded a gain on disposition of subsidiaries in the amount of $3,366,943. The gain was calculated as follows:

Amount Owed

Consideration:
Cash	$300,000
Royalty liability	1,350,000
Intercompany loans	178,949
Notes payable	355,937
Accrued interest	143,043
Total consideration	2,327,929
Less negative net assets	1,039,014
Gain on disposition of subsidiary	$3,366,943

The Company categorized Sarah Adult Day Services, Inc., and Sarah Day Care Centers, Inc. as discontinued operations in our consolidated financial statements for year ended June 30, 2024.

The operating results for discontinued operations have been presented in the accompanying consolidated statement of operations for the year ended June 30, 2024 is summarized below:

	Years Ended June 30,
	2025	2024
Total revenue	$1,694,419	$1,824,925
Operating expenses	1,577,956	2,095,584
Income from operations	116,463	(270,659)
Other income (expenses)	(25,786)	(3,627,337)
Gain (loss) from operations of discontinued operations	90,677	$(3,897,996)
Gain on disposition of subsidiary	3,366,943	-
Total discontinued operations	$3,457,620	$(3,897,996)

The assets and liabilities of the discontinued operations at June 30, 2024 is summarized below:

		June 30, 2024

Cash and cash equivalents		$112,615
Accounts receivable, net		160,997
Prepaid expenses		-
Assets of discontinued operations, current		273,612

Deposits		7,962
Right-of-use asset	(2)	241,210
Finance lease asset, net	(2)	11,475
Property and equipment, net	(1)	107,455
Assets of discontinued operations, non-current		368,102
Total Assets		$641,714

Accounts payable and accrued expenses		$896,673
Accrued interest		14,902
Accrued interest, related parties		51,633
Notes payable, related parties, current		158,502
Notes payable, current		46,664
SBA loan		5,359
Line of credit		72,810
Finance lease liability	(2)	27,809
Operating lease liability	(2)	144,182
Liabilities of discontinued operations, current		1,418,534

Notes payable, non-current		66,999
Finance lease liability, non-current		45,814
Operating lease liability, non-current		97,884
SBA Loan, non-current		322,789
Liabilities of discontinued operations, non-current		533,486
Total Liabilities		1,952,020

(1) Property and equipment, net

Property and equipment, at cost, for the discontinued operations consisted of the following at June 30, 2024:

June 30,
2024

Leasehold improvements	$20,077
Vehicles	130,135
Computer equipment	13,493
Furniture and fixtures	3,046
166,751
Less: Accumulated depreciation	(59,296)
Property, plant and equipment - net	$107,455

Depreciation expense for the discontinued operations for the year ended June 30, 2024 was $42,081.

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

Higbee Lease

Sarah Adult Day Centers, Inc. has a facilities lease with 3,469 square feet at 4580 Stephen Circle NW. Canton, OH 44718. The monthly lease payments are $1,245 and the lease expires on as of  October 15, 2028. For the last 2 years of the lease the monthly lease payments are increased to $1,370.

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

Commencing during the year ended June 30, 2025, the Company leases office equipment under two finance leases with combined monthly payments of $5,897. The leases mature on March 1, 2025 and December 1, 2026.

Finance right of use assets are summarized below:

As of
June 30,
2024
Equipment lease	$24,097
Less accumulated amortization	(12,622)
Finance right of use asset	$11,475

Amortization expense was $4,590 and $12,622 for the years ended June 30, 2025 and 2024, respectively.

Finance lease liabilities are summarized below:

As of
June 30,
2024
Equipment lease	$73,623
Less: current portion	(27,809)
Long term portion	$45,814

(3) Notes payable, related parties

As of June 30, 2024, the Company had $158,502 in outstanding notes payable, related parties. As of June 30, 2024, the Company had $51,633 in accrued interest related to these notes.

Ref No. Note	Date of	Original	Maturity	Interest	Principal Balance
Issuance	Issuance	Principal	Date	Rate %	3/31/25
1	3/25/21	158,502	*	10%	$158,502
	Total				$158,502

* As of June 30, 2025, this note is in default.

(4) Notes payable

As of June 30, 2024, the Company had $113,663 in outstanding notes payable, as following:

	Date of	Original
	Note	Principal	Maturity	Interest	June 30,
Ref No.	Issuance	Balance	Date	Rate (%)	2024
1	12/25/20	$146,021	08/15/2025	10	$38,572
2	6/15/23	90,985	06/22/2028	10.49	75,091
	Total				$113,663
	Total Current				$46,664
	Total Long Term				$66,999

(5) SBA loan

On June 25, 2020 and January 6, 2022, Sarah Day Care Centers, Inc. received proceeds of $150,000 and $200,000, respectively, in the form of an SBA loan. Installment payments, including principal and interest of $1,746 are due monthly beginning on December 22, 2021. The balance of principal and interest is payable thirty years from the promissory note date. The interest accrues at a rate of 3.75% per annum. During the year ended June 30, 2024, the Company recorded $12,873 in interest expense related to the SBA loan.

NOTE 6. NOTES RECEIVABLE, RELATED PARTIES

The Company has several notes receivables from a related party.  They are as follows:

	June 30, 2025	June 30, 2024

Note receivable from related party (see Note 17), due in six months, with no installments, 5% interest maturing March 2022	9,294	9,294
Total notes receivable	9,294	9,294
Less long-term	-	-
Total short term notes receivable	$9,294	$9,294

NOTE 7. NOTES PAYABLE

As of June 30, 2025 and 2024, the Company had $330,871 and $263,931, respectively, in outstanding notes payable, as follows:

	Date of	Original			Principal Balance as of
	Note	Principal	Maturity	Interest	June 30,	June 30,
Ref No.	Issuance	Balance	Date	Rate (%)	2025	2024
1	9/16/06	100,000	**	12	$-	$38,000
2	2/24/14	5,000	**	9	8,547	8,547
3	2/24/14	39,000	**	9	33,687	33,687
4	2/24/14	179,124	**	9	33,697	33,697
5	8/21/23	150,000	**	12	108,000	150,000
6	12/12/24	28,500	**	12	28,500	-
7	2/10/25	21,641	**	12	21,711	-
8	6/4/25	28,750	3/30/2026	12	28,750	-
9	6/4/25	66,700	3/30/2026	12	60,030	-
	Various				27,260
	Less: unamortized discount				(19,311)
	Total				$330,871	$263,931
	Total Current				$330,871	$263,931
	Total Long Term				$-	$-

________

** As of June 30, 2025, these notes are in default.

On June 4, 2025, the Company entered into a Promissory Note Agreement with a lender in the amount of $28,750, at an interest rate of 14% and a maturity date of May 30, 2026. If the Company defaults, then the Notes have a conversion price at the lower of of $0.01 or a 29% discount to the lowest trading price for the 10 prior trading days to the conversion date.

On June 4, 2025, the Company entered into a Promissory Note Agreement with a lender in the amount of $66,700, at an interest rate of 14% and a maturity date of May 30, 2026. If the Company defaults, then the Notes have a conversion price at the lower of of $0.01 or a 29% discount to the lowest trading price for the 10 prior trading days to the conversion date.

On May 2, 2025, the Company entered into a Promissory Note Agreement with a lender in the amount of $2,500, at an interest rate of 12% and a maturity date of November 2, 2025.

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

NOTE 8. NOTES PAYABLE, RELATED PARTIES, CURRENT

As of June 30, 2025 and 2024, the Company had $318,334 and $674,271, respectively, in outstanding notes payable, related parties. As of June 30, 2025 and 2024, the Company had $54,844 and $152,079, respectively, in accrued interest related to these notes. Some of these notes were assumed in connection with the acquisition on March 25, 2021.

Ref No. Note		Date of	Original Principal	Maturity	Interest	Principal Balance	Principal Balance
Issuance		Balance	Rate %	Date	Rate %	6/30/25	6/30/24
1	*	3/25/21	308,500	6/3/21	10%	$-	$308,500
2	*	3/25/21	47,436	6/3/21	10%	-	47,436
3	*	3/24/22	39,000	9/24/22	6%	39,000	39,000
4	*	5/5/22	179,124	11/5/22	6%	179,124	179,124
5	*	10/5/22	20,000	4/5/23	6%	20,000	20,000
6	*	11/9/22	500	5/9/23	6%	500	500
7	*	11/18/22	4,000	5/18/23	6%	4,000	4,000
8	*	1/17/23	18,000	7/17/23	6%	18,000	18,000
9	*	2/8/23	27,000	8/8/23	6%	27,000	27,000
10	*	4/28/23	650	10/28/23	6%	650	650
11	*	5/16/23	900	11/16/23	6%	900	900
12	*	5/30/23	875	11/30/23	6%	875	875
13	*	5/21/23	410	11/31/23	6%	410	410
14	*	6/29/23	875	12/29/23	6%	875	875
15	*	1/12/24	5,000	7/12/24	6%	5,000	5,000
16	*	1/16/24	7,000	7/16/24	6%	7,000	7,000
17	*	2/21/24	10,000	8/21/24	6%	10,000	10,000
18	*	4/1/24	5,000	10/1/24	6%	5,000	5,000
		Total				$318,334	$674,271

* As of June 30, 2025, these notes are in default.

On January 17, 2023, the Company signed a note receivable of $18,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt.

On February 8, 2023, the Company signed a note receivable of $27,000 from a company founded and partially owned by the Company’s Chairman, Charles Everhardt.

The above amounts and terms are not necessarily what third parties would agree to.

NOTE 9. CONVERTIBLE NOTES PAYABLE, CURRENT

As of June 30, 2025 and 2024, the convertible notes payable were as follows:

Date of Note Issuance	Original Principal Balance	Maturity Date	Interest Rate %	Conversion Rate	Principal Balance 6/30/25	Principal Balance 6/30/24
8/26/14	50,000	*	10%	$0.0001	$-	$50,000
6/15/12	8,000	*	10%	$0.000350	-	8,000
10/18/11	1,900	*	8%	25% discount to market	-	6,900
10/3/10	20,000	*	10%	lesser $0.01 or 20% discount to market	-	20,000
10/31/09	4,000	*	8%	25% discount of previous 5 days closing price	-	4,000
2/26/07	30,000	*	12%	lesser $0.50 or 35% discount to market	-	30,000
4/17/07	20,000	*	10%	lesser $0.45 or 35% discount to market	-	20,000
6/14/07	15,000	*	10%	lesser $0.50 or 25% discount to market	-	15,000
1/29/07	15,000	*	10%	$0.95	-	15,000
4/17/07	15,000	*	10%	lesser $0.45 or 35% discount to market	-	15,000
12/23/06	18,000	*	10%	$0.95	-	18,000
11/30/06	50,000	*	10%	$0.85	-	50,000
10/1/05	15,000	*	10%	$0.50	-	15,000
Total Current					$-	$266,900

* As of June 30, 2024, the Notes are in default.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS

The following tables summarize the components of the Company’s derivative liabilities and linked common shares As of June 30, 2025 and 2024 the amounts that were reflected in income related to derivatives for the year ended June 30, 2025 and 2024:

June 30, 2025
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	-	$-

	June 30, 2024
	Indexed	Fair
The financings giving rise to derivative financial instruments	Shares	Values
Compound embedded derivative	818,753	$193,557

The following tables summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended June 30, 2025 and 2024:

The financings giving rise to derivative financial instruments and the income effects:

	Years ended
	June 30, 2025	June 30, 2024
Compound embedded derivative	$(4,325)	$8,050
Day one derivative loss	-	-
Total derivative gain (loss)	$(4,325)	$8,050

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

Significant inputs and results arising from the Monte Carlo Simulations process are as follows for the compound embedded derivative that has been bifurcated from the Convertible Notes and classified in liabilities:

		June 30,	June 30,
	Inception	2025	2024
Quoted market price on valuation date	$0.01	$0.40	$0.40
Contractual conversion rate	$0.0054 -$0.0081	$0.0054 - $0.0081	$0.338 - $0.556
Range of effective contractual conversion rates	-	-	-
Contractual term to maturity	1.00 Year	0.25 Years	0.25 Years
Market volatility:
Volatility	138.28%-238.13%	138.28%-238.13%	138.28%-238.13%
Contractual interest rate	5%-12%	5%-12%	5%-12%

The following table reflects the issuances of compound embedded derivatives and changes in fair value inputs and assumptions related to the compound embedded derivatives during the years ended June 30, 2025 and 2024.

	June 30, 2025	June 30, 2024
Beginning balance	$193,557	$201,607
Issuances:
Convertible Note Financing	-	-
Removals	-	-
Changes in fair value inputs and assumptions reflected	4,325	(8,050)
Conversions	-	-
Extinguishment	(197,882)	-
Ending balance	$-	$193,557

The fair value of the compound embedded derivative is significantly influenced by the Company’s trading market price, the price volatility in trading and the interest components of the Monte Carlo Simulation technique.

NOTE 12. STOCKHOLDERS’ DEFICIT

On or about April 25, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Acquisition Agreement”), pursuant to which a newly formed subsidiary of the Company (the “New Subsidiary”) would purchase (the “Purchase”) assets of Grand Concierge LLC, d/b/a Ticketbash, a New York limited liability company (“Ticketbash”) associated with retail and wholesale event ticket pricing, and the development of software and artificial intelligence related to the ticket business (the “Assets”), in consideration of (i) the issuance by the Company to Ticketbash’s owners of 20,000,000 shares of common stock and 1,151,500 shares of Series A Convertible Preferred Stock (which preferred stock is convertible into 115,150,000 shares of common stock) (such shares of common stock and preferred stock collectively the “Shares”), and additional shares as necessary to ensure that the shares issued constitute 60% of the total number of fully diluted shares of the Company, (ii) the future payment of two million dollars ($2,000,000) to Ticketbash based on net revenue and income milestones to be determined by the parties in the future, and (iii) the future payment of percentage royalties to Ticketbash based on aggregate revenues generated by the New Subsidiary as follows: 2% of revenue up to $15,000,000, 4% of revenue from $15,000,000-$25,000,000, and 5% of revenue in excess of $25,000,000. In connection with the Purchase, Ticketbash also received the right to appoint two members of the Board of Directors of the Company.  On or about April 25, 2025, Innovative issued the Shares to Ticketbash’s owners.

On October 3, 2025, the Company and Ticketbash amended their agreement to (i) revise the assets being purchased to instead include only a copy of the source code, object code and related technical specs for the Ticketbash artificial intelligence and related software, and (ii) reduce the purchase price to $522,000, which amount had already been paid by the Company, resulting in the immediate closing of the acquisition.

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

As of June 30, 2025, the Company had 500,000,000 authorized shares of Series A Convertible Preferred Stock, par value, $0.000001 per share. Each share of Series A Convertible Preferred Stock is convertible into 100 shares of the Company’s common stock.

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

The valuation allowance at June 30, 2025 was $11,494,515 and as of June 30, 2024 was $11,164,600. The net change in allowance during the years ended June 30, 2025 and 2024 was $329,915 and $3,814,207, respectively.

As of June 30, 2025, the Company has federal net operating loss carry forwards of approximately $44,210,000 available to offset future taxable income through 2040. The Company may be able to utilize its NOLs to reduce future federal and state income tax liabilities. However, these NOLs are subject to various limitations under Internal Revenue Code (“IRC”) Section 382. IRC Section 382 limits the use of NOLs to the extent there has been an ownership change of more than 50 percentage points. In addition, the NOL carry-forwards are subject to examination by the taxing authority and could be adjusted or disallowed due to such exams. Although the Company has not undergone an IRC Section 382 analysis, it is possible that the utilization of the NOLs could be substantially limited. The Company has no tax provision for the years ended June 30, 2025 and 2024 due to losses and full valuation allowances against net deferred tax assets.

As of June 30, 2025 and June 30, 2024, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

Based on management’s review of the Company’s tax position, the Company had no significant unrecognized corporate tax liabilities as of June 30, 2025 and 2024 payable to the Internal Revenue Service due to the net operating loss carry-forward, however, the Company had yet to file its 2005 through 2009 and 2012 through 2021 Federal, New Jersey nor New York Corporate Income Tax Returns.

NOTE 14. UNPAID PAYROLL TAXES

As of June 30, 2025 and 2024, the Company owed the Internal Revenue Service and New York State payroll related taxes in the amounts of $60,402 and $60,402, respectively, subject to further interest and penalties. The total amount due to both taxing authorities including penalties and interest as of June 30, 2025 and 2024 was approximately $77,803 subject to further penalties and interest. This is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

IRS Tax Lien

The Internal Revenue Service has placed a federal tax lien on all of the assets of the Company.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Rent

As of June 30, 2025, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

NOTE 16. RELATED PARTY TRANSACTIONS

During the years ended June 30, 2025 and 2024, related party transactions were as follows:

As of June 30, 2025, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space but expects to enter into a month-to-month office lease for this space.

As of June 30, 2025, per the Company’s Agreement with TicketBash, the Company has agreed to create a new subsidiary (the “New Subsidiary”) jointly with Charles Everhardt, the Company’s Chairman of the Board at the time of the Closing, for the potential energy and data center business of Mr. Everhardt. The Company is expected to retain approximately five percent (5%) ownership of the New Subsidiary, and all existing liabilities from the Company shall be assumed by the New Subsidiary. Company shall, post-Closing, determine the budget for spinning off the New Subsidiary, and the Company and Mr. Everhardt shall split the costs of the spin-off 50/50, each contributing their cash for those expenses into the New Subsidiary’s bank account, up to a maximum contribution of Fifty-Thousand Dollars ($50,000). Once the New Subsidiary has filed for the spin- off, the Company shall no longer be responsible for any capital commitments to or other obligations of the New Subsidiary.

On February 1, 2025, a company owned by the Company’s Chairman, and the Company entered into a lease for commercial property which the Company intended to be a tenant.  On February 1, 2025 the Company and another company owned by the Company’s Chairman, and the Company entered into a lease for the same commercial property, for which the Company sub-leased the leased space to Mr. Everhardt’s company. These transactions are meant to be a passthrough and both of these leases have been postponed and the lease terms have not begun.

On December 17, 2024, the Company issued 6,500,000 shares of common stock to Red Halo, LLC, the limited liability company of Company CEO Michael Friedman, in satisfaction of accrued compensation of $325,000 owed to Mr. Friedman and his entity by the Company.

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

As of June 30, 2025, a company founded and partially owned by the Company’s Chairman, Charles Everhardt, has been assigned the $3,750,000 in payables to a Company owned by Charle’s Everhardt for the Vitality Card, this amount included $750,000 which was included in accounts payable and accrued expenses as of June 30, 2024.

The above amounts and terms are not necessarily what third parties would agree to.

NOTE 17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through January 8, 2026, the date the consolidated financial statements were available to be issued, and determined that there were no such events requiring adjustment to, or disclosure in, the accompanying consolidated financial statements except as described below.

Effective as of November 13, 2025, the Company entered into a securities purchase agreement (the “SPA”) with Tri-Bridge Ventures, LLC., a Delaware limited partnership (“TBV”), pursuant to which the Company sold, and TBV purchased, a convertible promissory note in the principal amount of $57,500 (the “Note”) for a purchase price of $50,000 (the “Transaction”). The Transaction was funded by TBV and closed on November 13, 2025, and on or about November 13, 2025, pursuant to the SPA, $3,500 was paid to HCC Securities Group, Inc., a registered broker-dealer, and the Company received net funding of $46,500, and the Note was issued to TBV. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The SPA requires that the proceeds from the Transaction be used for business development and general working capital purposes, but not for repayment of debt owed to officers, directors or employees of the Company or their affiliates, the repayment of debt issued in corporate finance transactions, any loan to or investment in any other entity, or any loan to any officers, directors, employees or affiliates of the Company. The Note matures twelve months following the issue date, accrues a one-time interest charge of 12% on the principal amount at issuance, shall be paid $32,200 by May 12, 2026, and $5,366.67 by the 9th day of each month thereafter, and is convertible following default into shares of the Company’s common stock at the election of the holder at a conversion price equal to 71% of the lowest closing bid price during the 10 trading days prior to the conversion date; provided, however, that the holder may not convert the Note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock (or 9.99% following the 61st day if the holder provides notice of an increase in the beneficial ownership limitation percentage). Additionally, the holder is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion.

Effective as of October 29, 2025, the Company entered into a securities purchase agreement (the “SPA”) with Labrys Fund II, L.P., a Delaware limited partnership (“Labrys”), pursuant to which the Company sold, and Labrys purchased, a convertible promissory note in the principal amount of $57,500 (the “Note”) for a purchase price of $50,000 (the “Transaction”). The Transaction was funded by Labrys and closed on October 29, 2025, and on or about October 29, 2025, pursuant to the SPA, $3,500 was retained by Labrys from the purchase price for legal fees, $3,500 was paid to HCC Securities Group, Inc., a registered broker-dealer, $3,509.75 was retained by ClearTrust, LLC, the Company’s transfer agent and the Company received net funding of $39,490.25, and the Note was issued to Labrys. The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The SPA requires that the proceeds from the Transaction be used for business development and general working capital purposes, but not for repayment of debt owed to officers, directors or employees of the Company or their affiliates, the repayment of debt issued in corporate finance transactions, any loan to or investment in any other entity, or any loan to any officers, directors, employees or affiliates of the Company. The Note matures twelve months following the issue date, accrues a one-time interest charge of 12% on the principal amount at issuance, shall be paid $32,200 by April 28, 2026, and $5,366.67 by the 28th day of each month thereafter, and is convertible following default into shares of the Company’s common stock at the election of the holder at a conversion price equal to 71% of the lowest closing bid price during the 10 trading days prior to the conversion date; provided, however, that the holder may not convert the Note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock (or 9.99% following the 61st day if the holder provides notice of an increase in the beneficial ownership limitation percentage). Additionally, the holder is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion.

Between August 4, 2025 and October 10, 2025, the Company issued 8,260,000 shares of common stock to four (4) investors invest a total of $413,000 into the Company’s Reg A Offering.

On October 6, 2025, the Company was served notice with a Demand for Arbitration by Brian Froelich, a shareholder of the SarahCare entities.  Mr. Froelich claims breach of contract and unjust enrichment against the Company and Veterans Services, LLC dba Veterans USA LLC, an entity owned by the Company’s Chairman Charles Everhardt. Mr. Froelich seeks $150,000 in what he claims are unpaid royalty payments due, plus enforcement expenses.  The Company believes that these claims are unfounded, and the Company intends to rigorously defend itself on this matter.

On October 3, 3025, the Company and Ticketbash entered into Amendment No. 2 to Asset Purchase Agreement (the “Second Amendment”), restructuring the Purchase and providing that (i) the Company would be acquiring in the Purchase only a copy of and a non-exclusive license and rights to use Ticketbash’s complete source code (including build scripts, repositories, libraries, and dependencies), object code, and all related documentation, design files, and technical specifications, user manuals and training materials (if any), and, login and access to all such code, and (ii) the Purchase Price would consist solely of the total amount already paid to Ticketbash by the Company, or $522,000. As a result, the Purchase is being deemed by the parties to have closed on October 3, 2025.

On October 3, 2025, the Company and Ticketbash amended their agreement to (i) revise the assets being purchased to instead include only a copy of the source code, object code and related technical specs for the Ticketbash artificial intelligence and related software, and (ii) reduce the purchase price to $522,000, which amount had already been paid by the Company, resulting in the immediate closing of the acquisition.

Effective as of August 6, 2025, the “Company” entered into a securities purchase agreement (the “SPA”) with Labrys Fund II, L.P., a Delaware limited partnership (“Labrys”), pursuant to which the Company sold, and Labrys purchased, a convertible promissory note in the principal amount of $97,750 (the “Note”) for a purchase price of $85,000 (the “Transaction”).

The Transaction was funded by Labrys and closed on August 6, 2025, and on or about August 6, 2025, pursuant to the SPA, $3,500 was retained by Labrys from the purchase price for legal fees, $4,500 was paid to HCC Securities Group, Inc., a registered broker-dealer, the Company received net funding of $77,000, and the Note was issued to Labrys.

The SPA includes customary representations, warranties and covenants by the Company and customary closing conditions. The SPA requires that the proceeds from the Transaction be used for business development and general working capital purposes, but not for repayment of debt owed to officers, directors or employees of the Company or their affiliates, the repayment of debt issued in corporate finance transactions, any loan to or investment in any other entity, or any loan to any officers, directors, employees or affiliates of the Company. The Note matures twelve months following the issue date, accrues a one-time interest charge of 12% on the principal amount at issuance, shall be paid $54,740 by February 4, 2026, and $9,123.33 by the 4th day of each month thereafter, and is convertible following default into shares of the Company’s common stock at the election of the holder at a conversion price equal to 71% of the lowest closing bid price during the 10 trading days prior to the conversion date; provided, however, that the holder may not convert the Note to the extent that such conversion would result in the holder’s beneficial ownership of the Company’s common stock being in excess of 4.99% of the Company’s issued and outstanding common stock (or 9.99% following the 61st day if the holder provides notice of an increase in the beneficial ownership limitation percentage). Additionally, the holder is entitled to deduct $1,500 from the conversion amount in each note conversion to cover the holder’s fees associated with the conversion. The conversion feature will have derivative liability treatment.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended June 30, 2025, covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this Annual Report on Form 10-K. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and the board of directors of the Company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting As of June 30, 2025, based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on that evaluation, our management has concluded that, as of June 30, 2025, the Company had material weaknesses in its internal control over financial reporting and the Company’s internal control over financial reporting were not effective. Specifically, management identified the following material weaknesses at June 30, 2025:

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

4. 5.

Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer. This control deficiency did result in adjustments to our 2025 and 2024 interim and annual financial statements. Accordingly, we have determined that this control deficiency constitutes a material weakness.

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint an audit committee.

•	The Company will add sufficient knowledgeable accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the consolidated financial statements.

•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who served as directors and officers of the Company during the fiscal year ending June 30, 2025. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Name	Age	Positions
Charles Everhardt	64	Chairman of the Board (1)
Michael Friedman	48	Director (1)(3), CEO, President & Chief Financial Officer (2)
Harold Kestenbaum	78	Director (1)
Merle Griff, Ph.D.	76	Chief Executive Officer (4)

__________

(1)	All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.
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

Harold Kestenbaum, Esq. was appointed to the Board of Directors on December 17, 2024. is an attorney who has specialized in franchise law and other matters relating to franchising since 1977. From May 1982 until September 1986, he served as franchise and general counsel to Sbarro, Inc., the national franchisor of over 1,000 family-style Italian restaurants and, was a director from March 1985 to December 2006. From September 1983 to October 1989, Mr. Kestenbaum served as President and Chairman of the Board of FranchiseIt Corporation, the first publicly traded company specializing in providing franchise marketing and consulting services and equity financing to emerging franchise companies, which he co-founded. Mr. Kestenbaum has authored the first book dedicated to the entrepreneur who wants to franchise his/her business called “So You Want To Franchise Your Business”. It is a step-by-step guide to what a businessperson needs to know and do to properly roll out a franchise program. Mr. Kestenbaum’s expertise in franchise law is enhanced by my practical experience in serving as the Chief Executive Officer of a national franchisor and in serving as a director of numerous nationally and internationally known franchisors, experiences that are rare and unique in the area of franchise law. In May of 2019, Mr. Kestenbaum merged his successful law practice with the Philadelphia law firm, Spadea Lignana, another franchise boutique firm, that currently represents SarahCare as their franchise counsel. Mr. Kestenbaum is now Of Counsel to the firm. The Company believes that Mr. Kestenbaum’s extensive experience in franchising and legal matters makes him a valuable member of the Company’s Board of Directors.

Merle Griff, Ph.D., had served as the Chief Executive Officer from May 24, 2022 until April 18, 2024, when she was terminated. Dr. Griff remains CEO of the Company’s former SarahCare subsidiaries.  Dr. Griff is the Founder and has been the CEO of SarahCare (a wholly owned subsidiary of the Company) since its inception approximately 35 years ago, and she is one of the leading authorities on the care of seniors in the United States. Dr. Griff has served on numerous national boards and task forces including being the past Chairperson of the Board of Directors for NADSA (National Adult Day Services Association), member of the International Advisory Board for CARF (Commission on the Accreditation for Rehabilitation Facilities) and a task force member for the study of adult day care in the US for the Assistant Secretary of Program and Evaluation in the Department of Aging.  Dr. Griff began her professional career working with children and youth as a play therapist. She developed therapeutic techniques that have been published and used throughout the world, namely Family Play Therapy and Intergenerational Play Therapy. As Director of the McKinley Center Intergenerational Project, she developed many programs that brought together children from babies through college-age with seniors. Dr. Griff is the author of Linkages, a book based on research intergenerational programs, and numerous book chapters and journal articles on topics such as the role of grandparents in family systems. Dr. Griff’s vast knowledge and deep experience in healthcare and adult day care made her a valuable member of the Company’s executive team.

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

We believe that our board of directors is capable of analyzing and evaluating our consolidated financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

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

Item 11. Executive Compensation

The following table sets forth, for the fiscal years ended June 30, 2025, 2024, and 2023, certain information regarding the compensation earned by the Company’s named executive officers.

Summary Compensation Table

Name and					Stock	Option		All Other
Principal	Fiscal	Salary		Bonus	Awards	Awards		Compensation	Total
Position	Year	(1)		(2)	(3)	(4)		(5)	($)

Michael Friedman President & CEO	2025	$150,000	(6)	$-	$-	$156,000	(7)	$-	$306,000
President	2024	$150,000	(6)	$-	$-	$156,000	(7)	$-	$306,000
President & CEO	2023	$150,000	(6)	$-	$-	$156,000	(7)	$-	$306,000

Merle Griff, Ph.D.	2025	$-		$-	$-	$156,000	(8)	$-	$156,000
CEO	2024	$-		$-	$-	$156,000	(8)	$-	$156,000
CEO	2023	$-		$-	$-	$156,000	(8)	$-	$156,000

________

(1)	The dollar value of salary (cash and non-cash) earned and accrued as of the end of each fiscal year.
(2)	The dollar value of bonus (cash and non-cash) earned and accrued as of the end of each fiscal year.
(3)	The value of the shares of restricted stock issued as compensation for services computed in accordance with ASC 718 on the date of grant.
(4)	The value of all stock options computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that could not be properly reported in any other column of the table.
(6)

This includes earned and paid salary of $39,500 and accrued salary of $110,500 for the year ending June 30, 2025; and earned and paid salary of $65,000 and accrued salary of $85,000 for the year ending June 30, 2024. On December 31, 2024, Mr. Friedman converted $325,000 of accrued salary into 6,500,000 shares of common stock at a per share price of $0.05.

(7)	Options awards granted include 50,000 options at $1.56 exercise price, for a signing bonus and 50,000 options at $1.56 exercise price for achieving revenue growth of 12% or greater.
(8)	Options awards granted include 50,000 options at $1.56 exercise price, for a signing bonus and 50,000 options at $1.56 exercise price for achieving revenue growth of 12% or greater.
(9)

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

 Outstanding Option Awards

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding as of the date of this Offering Circular, for each of our named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael Friedman	3,750,000	0	0	0	1/15/2031	0	0	0	0

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

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

Under the Consulting Agreement, Mr. Friedman will provide management, financial and operational services to the Company and continue to act as the Company’s President, and will be compensated as follows: (i) Mr. Friedman’s entity, Red Halo, LLC (the “Consultant”) will receive a signing bonus consisting of non-qualified, cashless-exercise stock options to purchase 50,000 shares of Company common stock at an exercise price of $1.56/share, with a term of 7 years; (ii) the Consultant will be paid $150,000 in cash fees per year, upon completion of a $6,600,000 capital raise by the Company, such annual cash fee shall increase to $200,000 per year, and such annual cash fee shall increase by an additional $50,000 per year for each $10,000,000 increase in the Company’s gross revenues over $1,000,000; (iii) within 90 days after the end of each fiscal year beginning June 30, 2025, the Consultant will receive an annual cash bonus of at least $60,000 (the precise amount to be determined by the Company) if the Company’s net income (specifically excluding any extraordinary major shareholder-related expenses) is at or greater than $600,000 for such fiscal year; (iv) within 90 days after the end of each fiscal year beginning June 30, 2025, if the Company’s total revenue has grown at least 12% from its prior fiscal year, the Consultant will receive an equity bonus consisting of non-qualified, cashless-exercise stock options to purchase a minimum of 50,000 shares of Company common stock at an exercise price of $1.56/share, with a term of 7 years; and (v) the Consultant shall be eligible to receive the following 7-year, non-qualified, cashless-exercise stock options for each fiscal year determined by reference to the Company’s gross revenue for such fiscal year as set forth below:

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

Director Independence

During the fiscal year ended June 30, 2025 and 2024, we did not have an independent director.

Director Compensation Table

	Fiscal	Fees Earned or
Name	Year Ending June 30	Paid in Cash (1)	Stock Awards	Option Awards	All Other Compensation	Total ($)

Charles Evehardt (2)	2025	$-	$-	$-	$-	$-
	2024	$-	$-	$-	$-	$-

Michael Friedman (3)	2025	$-	$-	$-	$-	$-
	2024	$-	$-	$-	$-	$-

Harold Kestenbaum (4)	2025	$-	$-	$-	$-	$-
	2024	$-	$-	$-	$-	$-

 ________

(1)	All cash fees were accrued to the directors.
(2)	Appointed as Chairman of the Board on March 25, 2021
(3)	Chairman of the Board through March 25, 2021, and Member of the Board of Directors thereafter.
(4)	Became a Member of the Board on December 17, 2024. Was granted 100,000 restricted common shares as compensation for joining the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of June 30, 2025, the number of shares of voting capital stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding class of stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using beneficial ownership concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 59,838,963 shares of our common stock issued and outstanding as of June 30, 2025, and 367,500 shares of Series B Convertible Preferred Stock issued and outstanding as of June 30, 2025. Each share of Series B Convertible Preferred Stock is convertible at the election of the holder into 100 shares of common stock, and each share entitles the holder to 100 stockholder votes. We do not have any other outstanding options, warrants exercisable for, or other securities convertible into shares of our common stock within the next 60 days. Unless otherwise indicated, the address of each person listed below is care of the Company 2310 York St., Suite 200, Blue Island, IL 60406.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Charles Everhardt (1)	Common Stock	7,514,212	(2)	12.56%
Michael Friedman (3)	Common Stock	13,668,607		22.84%
Harold Kestenbaum	Common Stock	100,000		0.17%
Edward Dovner	Common Stock	12,548,834	(4)	20.97%
Kova Trading, LLC (7)	Common Stock	3,180,000	(8)	5.31%
Beverly and Leonard Mezei (9)	Common Stock	9,407,432	(10)	15.72%
Len Morales	Common Stock	807,295		1.35%
All Officers and Directors as a Group	Common Stock	21,282,819		35.37%

Charles Everhardt (12)	Series B Convertible Preferred Stock	50,542		13.75%
Edward Dovner (13)	Series B Convertible Preferred Stock	100,542		27.36%
Kova Trading, LLC (15)	Series B Convertible Preferred Stock	25,400		6.91%
Beverly and Leonard Mezei (16)	Series B Convertible Preferred Stock	75,141		20.45%
Oren Levi (17)	Series B Convertible Preferred Stock	25,000		6.80%
Chaim Narkis (18)	Series B Convertible Preferred Stock	25,000		6.80%
All Officers and Directors as a Group	Series B Convertible Preferred Stock	50,542		13.75%

30

________

(1)	Chairman of the Board of Directors.

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

(5)	N/A.

(6)	Includes 400,000 shares of common stock and 1,587,500 shares of common stock issuable upon conversion of 15,875 shares of Series B Convertible Preferred Stock held in the name BH Madison, LLC.

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

(11)	N/A

(12)

Chairman of the Board of Directors. Held in the name of EF Trust, LLC, which is managed by Mr. Everhardt’s son, Maximillian Everhardt. Mr. Everhardt has voting and dispositive power with respect to the shares held in the name of EF Trust, LLC.

(13)	Held in the name of Clear Financial Group, LLC. Mr. Dovner has voting and dispositive power with respect to the shares held in the name of Clear Financial Group, LLC.

(14)	N/A

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

(17)	Upon information and belief, Oren Levi has voting and dispositive power with respect to the shares held in his name.

(18)	Upon information and belief, Chaim Narkis has voting and dispositive power with respect to the shares held in his name.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the fiscal years ended June 30, 2025 and 2024, there were no relationships or related party transactions requiring disclosure, except for the following:

As per the Company’s Agreement with TicketBash, the Company has agreed to create a new subsidiary (the “New Subsidiary”) jointly with Charles Everhardt, the Company’s Chairman of the Board at the time of the Closing, for the potential energy and data center business of Mr. Everhardt. The Company is expected to retain approximately five percent (5%) ownership of the New Subsidiary, and all existing liabilities from the Company shall be assumed by the New Subsidiary. Company shall, post-Closing, determine the budget for spinning off the New Subsidiary, and the Company and Mr. Everhardt shall split the costs of the spin-off 50/50, each contributing their cash for those expenses into the New Subsidiary’s bank account, up to a maximum contribution of Fifty-Thousand Dollars ($50,000). Once the New Subsidiary has filed for the spin- off, the Company shall no longer be responsible for any capital commitments to or other obligations of the New Subsidiary.

As of June 30, 2025, the Company maintains its corporate address in at 2310 York Street, Suite 200, Blue Island, IL, 60406. This space is provided by the Company’s Chairman, Charles Everhardt, a related party, on a rent free basis at the present time. The Company does not currently have a lease for this space at this time.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for the fiscal years ended June 30, 2025 and 2024, for the categories of services indicated.

	Years Ended June 30,
Category	2025	2024
Audit Fees	$123,500	$68,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$123,500	$68,000

On or about June 5, 2024, the Company engaged Astra Audit & Advisory, LLC  as its independent registered public accounting firm for the year ended June 30, 2025.

On or about October 17, 2022, the Company engaged Accell Audit & Compliance, PA as its independent registered public accounting firm for the year ended June 30, 2024.

Audit fees. Consists of fees billed for the audit of our annual consolidated financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

Exhibit	Description
3.1	Certificate of Incorporation (New Jersey) (incorporated by reference to the Company’s Form 10SB filed with the SEC on June 29, 2005)
3.2	Bylaws (incorporated by reference to the Company’s Form 10SB filed with the SEC on June 29, 2005)
3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2006)
3.4	Certificate of Incorporation (Delaware)
3.5	Certificate of Merger (redomiciling from New Jersey to Delaware)
3.6	Certificate of Amendment to Certificate of Incorporation
3.7	Certificate of Designation of Series A Convertible Preferred Stock
3.8	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on September 29, 2025).
10.1+	Standard Office Lease by and between DeVille Developments, LLC, and Sarah Adult Day Services, Inc., dated June 2, 2017
10.2+	Lease by and between Stow Professional Center, LLC, and Sarah Day Care Centers, Inc., dated September 4, 2014
10.3+	Lease Agreement by and between S. Frank Prof. Bldg., LLC, and Sarah Day Care Centers, Inc., dated March 20, 2018
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
10.9

Asset Purchase Agreement, by and between Innovative MedTech, Inc., and Grand Concierge, LLC d/b/a/ Ticketbash, dated April 25, 2025 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 1, 2025)

10.10

Amendment No. 1 to Asset Purchase Agreement, by and between Innovative MedTech, Inc., and Grand Concierge, LLC d/b/a/ Ticketbash, dated May 30, 2025 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 2, 2025).

10.11

Securities Purchase Agreement, by and between Innovative MedTech, Inc., and Colbico, LLC, dated April 27, 2025 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 2, 2025).

10.12

Securities Purchase Agreement, dated June 4, 2025, entered into between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 9, 2025).

10.13	Promissory Note, dated June 4, 2025, issued by the Company to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 9, 2025).
10.14

Securities Purchase Agreement, dated June 4, 2025, entered into between the Company and 1800 Diagonal Lending LLC  (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 9, 2025).

10.15	Promissory Note, dated June 4, 2025, issued by the Company to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on June 9, 2025).
10.16

Securities Purchase Agreement, dated August 4, 2025, entered into between the Company and Labrys Fund II, L.P.  (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 8, 2025).

10.17	Promissory Note, dated August 4, 2025, issued by the Company to Labrys Fund II, L.P. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 8, 2025).
14.1	Code of Ethics (Incorporated by reference to the Company’s Form SB-2 filed with the SEC on May 12, 2006)
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

AnTix Holdings, Inc.

By:	/s/ Michael Friedman
Michael Friedman
CEO, President & Interim CFO

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ Charles Everhardt	Chairman of the Board	January 8, 2026
Charles Everhardt

/s/ Michael Friedman	Director, President & Interim CFO	January 8, 2026
Michael Friedman

